Form 10-K
period 2020-12-31
ON24 INC.
filed 2021-03-30
CIK 1110611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39965

ON24, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	94-3292599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Beale Street, 8th Floor,
San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 369-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	ONTF	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒

The registrant’s common stock was not publicly traded as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of Registrant’s Common Stock outstanding as of March 23, 2021 was 46,313,063 shares.

DOCUMENTS INCORPORATED BY REFERENCE

No items are incorporated by reference into this Annual Report on Form 10-K

In this Annual Report on Form 10-K, or this Report, unless the context requires otherwise, all references to “we,” “our,” “us,” “ON24, Inc.,” and “the Company” refer to ON24, Inc. and its consolidated subsidiaries. We own various U.S. federal trademarks and unregistered trademarks, including our company name, logo and solution names and other trade or service marks. All other trade names, trademarks and service marks are the property of their respective owners. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Solely for convenience, the trademarks and trade names in this Report are referred to without the symbols ® and ™, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements, which involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “would,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, our market opportunity and the potential growth of that market, our anticipated financial position, our liquidity and capital needs and other similar matters. These forward-looking statements included in this Report are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Report as a result of various factors, including, among others:

•	our ability to sustain our recent revenue growth rate in the future, attract new customers and expand sales to existing customers;
•	fluctuation in our performance, our history of net losses and expected increases in our expenses;
•	competition and technological development in our markets and any decline in demand for our solutions or generally in our markets;
•	our ability to expand our sales and marketing capabilities and otherwise manage our growth;
•	the impact of the COVID-19 pandemic;
•	disruptions, interruptions, outages or other issues with our technology or our use of third-party services, data connectors and data centers;
•	any cybersecurity-related attack, significant data breach or disruption of the information technology systems or networks on which we rely;
•	our sales cycle, our international expansion and our timing of revenue recognition from our sales;
•	interoperability with other devices, systems and applications;
•	compliance with data privacy, import and export controls, customs, sanctions and other laws and regulations;
•	intellectual property matters, including any infringements of third-party intellectual property rights by us or infringement of our intellectual property rights by third parties; and
•	the market for, trading price of and other matters associated with our common stock.

We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in the section captioned “Risk Factors” and elsewhere in this Report. These risks are not exhaustive. Other sections of this Report include additional factors that could adversely impact our business and financial performance. Furthermore, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Report to reflect events or circumstances after the date of this Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission as exhibits to this Report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect.

PART I

Item 1. Business.

Overview

Our mission is to transform the way businesses drive revenue and customer engagement through data-rich digital experiences.

We provide a leading, cloud-based digital experience platform that enables businesses to convert customer engagement into revenue through interactive webinar experiences, virtual event experiences and multimedia content experiences. Our platform’s portfolio of interactive, personalized and content-rich digital experience products creates and captures actionable, real-time data at scale from millions of professionals every month to provide businesses with buying signals and behavioral insights to efficiently convert prospects into customers.

Similar to what has taken place in the business-to-consumer, or B2C, market, our digital experience platform empowers business-to-business, or B2B, companies with insights to better personalize their engagement. Large social media platforms have been successful at leveraging experiences and insights of consumers on their platforms to enable B2C companies to effectively understand their potential consumers. While these have been effective in the B2C market, B2B companies often lack deep insights about prospective customers to effectively understand and engage them.

Businesses today primarily use automated solutions, such as digital advertising and email, for marketing. While these automated solutions reach large numbers of prospective customers, they have generally failed to deepen customer engagement because they were designed with the simple purpose of pushing marketing messages in one direction – from the business to the prospective customer. As a result, marketing at scale has become synonymous with spam, which is often ignored by prospective customers and can even undermine the customer relationship. At the same time, prospective customers prefer to do their own research by accessing digital marketing resources before consulting with a salesperson to make a purchasing decision.

For businesses to succeed, we believe their sales and marketing strategies must evolve from the era of automation to the era of engagement. We are strategically positioned to help businesses and their sales and marketing organizations make this transition. Our platform provides an innovative way both to scale digital marketing and deepen prospective customer engagement. We believe our opportunity to help businesses convert digital engagement into revenue will continue to grow as industries modernize their sales and marketing processes, which has been accelerated by the COVID-19 pandemic. As our customers create more ON24 content-rich experiences, they gather more data directly from prospective customers, which we refer to as first-person data, to help them create a multiplier effect that strengthens their ability to convert prospective customers and generate revenue.

As of December 31, 2020, we had over 1,900 customers in more than 60 countries. No single customer contributed more than 10% of our total revenue for the year ended December 31, 2020 and 2019. We have a highly engaged and loyal customer base that has allowed us to grow our revenue with them over time and achieve a dollar-based net retention rate, or NRR, of 149% as of December 31, 2020. Our NRR was 108% and 107% as of December 31, 2019 and 2018, respectively.

Industry Trends

B2B sales and marketing has shifted away from traditional approaches, such as “cold calling,” “snail mail,” industry networking events and in-office visits, to more scalable, digital-based approaches. Going forward, B2B sales interactions between suppliers and buyers are expected to increasingly occur in digital channels. As they transition to digital-based approaches, businesses are struggling to achieve deep levels of personalized engagement and interactivity. The most common digital marketing tactics that businesses use to operate sales and marketing programs at scale require them to make suboptimal tradeoffs: either annoy their customers with spam, which is frequently ineffective, or use third-party providers to run more expensive marketing campaigns that still may not be engaging or personalized to a prospective customer’s business needs. This has led to frustration and poor returns from digital sales and marketing investments.

The imperative to optimize digital sales and marketing investments to drive revenue conversion has become more important as businesses accelerate digital transformation initiatives in response to the COVID-19 pandemic. We believe this digital transformation has fundamentally changed the way businesses engage with their prospective customers, leading to an increased need for innovative methods of B2B engagement at scale to improve sales effectiveness and drive faster revenue growth. The following key trends are impacting sales and marketing strategies today:

•

Personalized and interactive digital customer engagement at scale is the new imperative. The ability to engage with large numbers of prospective customers and customers cost-effectively is crucial. As businesses broadly embrace digital transformation initiatives, they are standardizing on cloud-based platforms to transform their sales and marketing strategies. Increased focus on next-generation digital marketing solutions offers our customers an opportunity to drive personalized and interactive prospective customer engagement at scale by aggregating a significant amount of insights on prospective customers. This enables businesses to optimize sales and marketing campaigns and drive revenue growth. The impacts of the COVID-19 pandemic have accelerated the digital transformation plans of many businesses, especially with respect to sales and marketing.

•

Democratization of content has led prospective customers to self-educate. Ineffective marketing tactics coupled with broad availability of relevant content across multiple channels have shifted the mindset of B2B prospective customers. Because prospective customers are now self-educating by accessing information on products and brands in advance of purchasing decisions, marketers must adapt by identifying and providing relevant content to their prospective customers earlier in the sales process. We believe this will necessarily shift greater investment into content-rich, interactive digital experience platforms and away from low-touch marketing automation strategies.

•

Traditional automated marketing approaches are increasingly ineffective. Traditional automated marketing tactics have limited effectiveness at engaging prospective customers because they are generic, intrusive and irrelevant. Having a limited understanding of a prospective customer’s intent and interest leads to largely ineffective, impersonal marketing, wasted sales and marketing investment and frustrated prospective customers.

•

Data privacy requirements are constraining automated digital marketing. Data privacy has become a fundamental area of focus for regulatory bodies given the digital transformation initiatives taking place and the plethora of spam used today. As privacy laws continue to expand and evolve, this puts pressure on traditionally automated methods of marketing at scale that have traditionally been highly dependent on information obtained from third parties. As a result, we believe there will be increased focus on engaging with customers directly and driving engagement through first party insights and integrations.

The new norms of digital transformation and targeting self-educating prospective customers have accelerated the need for cloud platforms that deliver personalized and interactive customer engagement at scale to drive revenue.

Limitations of Traditional Approaches to Customer Engagement at Scale

Businesses have struggled to adapt their marketing strategies for the era of digital engagement where interactions with prospective customers happen online. Traditional marketing tactics and general-purpose communication platforms suffer from many limitations, including:

•

Failure to create content-rich, interactive experiences for prospective customers. As prospective customers increasingly self-educate, creating personalized, content-rich and interactive experiences is critical to generate engagement. Typical online sales and marketing strategies are built upon one-way communication from the marketer to their prospective customers, offering no opportunity for developing a meaningful exchange nor empowering prospective customers to dictate their own buying process.

•

Limited opportunity for engagement, resulting in less prospective customer data. Highly engaging and interactive experiences generate valuable signals about prospective customers’ buying intentions that can inform the sales process and improve efficiency. To be able to capture and respond to those buying signals, businesses need the ability to track, record, contextualize and analyze prospective customer behavior in real-time. While in-

person events, such as business conferences, can sometimes create engaging experiences, they do not allow for the automated and efficient collection of first-person data and are expensive to organize. General-purpose online meeting tools can enable businesses to reach many people at once, but they lack the engagement, analytics and first-person data that are needed to drive revenue. Meanwhile, traditional marketing automation tools collect only superficial data such as click rates that deliver limited understanding into what prospective customers want, what messages are resonating and how to more deeply engage and inform prospective customers that are seeking to learn more.

•

Ineffective insights to convert prospects into customers. Insights about prospective customers are only valuable to businesses to the extent that they help convert prospects into customers. Providing contextualized and easy to access information to sales teams in real-time can materially improve their efficiency and improve revenue conversion. Technologies such as general purpose communications and collaboration tools have provided convenient alternatives to hosting physical meetings but were not designed to easily integrate into the broader sales and marketing systems that businesses use, and thus these tools have limited use in connecting real-time customer interaction with a business’s broader sales and marketing strategies.

•

Inability to utilize behavioral insights to dynamically personalize content. By gaining insights into their prospective customers’ behavior and engagement, businesses are able to understand and measure the performance of their digital experiences. This understanding provides critical intelligence to optimize the subsequent creation and delivery of other digital experiences. Traditional approaches typically fail to utilize customer behaviors to dynamically adjust content and enable content personalization.

•

In-person events are resource intensive and exist in a discrete moment. A business conference exists in a discrete moment in time, is expensive, and cannot be re-created. In these scenarios, businesses only have one opportunity to engage with prospective customers at scale, and their return on investment is limited.

Our Platform and Key Differentiators

Our leading cloud-based digital experience platform enables businesses to convert customer engagement into revenue through interactive webinar experiences, virtual event experiences and multimedia content experiences that are backed by analytics and an ecosystem of third-party integrations.

Our portfolio of ON24 Experience products include:

•	ON24 Elite – live, interactive webinar experience that engages prospective customers in real-time and can also be made available in an on-demand format.
•	ON24 Virtual Environment – live, large scale virtual event experience that engages prospective customers in real-time and can also be made available in an on-demand format.
•	ON24 Engagement Hub –always-on, rich multimedia content experience that prospective customers can engage in anytime, anywhere.
•	ON24 Target – personalized and curated, rich multimedia content experience that engages specific segments of prospective customers to drive a desired action.

Our ON24 Experience products are backed by our solutions offering enhanced functionality, including:

•

ON24 Intelligence – analytics backbone that captures first-person data to power the insights, benchmarking, reporting and artificial intelligence and machine learning, or AI/ML, engine within our platform.

•	ON24 Connect – ecosystem of third-party application integrations.

We believe the key differentiators of our platform are:

•

Designed to drive interactive customer experiences. Our platform was built to power a new kind of customer engagement – highly interactive real-time digital experiences that can scale engagement from hundreds to thousands of prospective customers simultaneously. Unlike spam, which is often ignored, our digital experiences engage prospective customers and encourage them to ask questions and learn about a business’s products and offerings more broadly. This real-time interaction is the foundation of our modern engagement platform and aligns with how B2B prospective customers are seeking to self-educate.

•

Interactive customer engagement creates highly valuable customer insight data. Unlike more traditional approaches, creating and measuring customer engagement and interaction is at the center of our platform. Through our products, our customers can create interactive experiences that foster active engagement with their prospective customers and gather data in real time. This enables our customers to obtain rich, valuable insights and predictive analytics as well as integrate the resulting data and insights into their business applications.

•

Prospective customer insights drive more efficient conversion of pipeline to revenue. The customer engagement and interaction data gathered through our platform enables businesses to derive deep insights about prospective customer behavior. These insights can drive higher-quality pipeline and ultimately better revenue conversion for our customers. Through our ecosystem of integrations with third-party marketing automation, customer relationship management, or CRM, and business intelligence, or BI, platforms, our customers can leverage insights derived through our platform to more intelligently engage with prospective customers in real-time.

•

Flywheel effect drives continuous optimization. Years of capturing engagement insights have provided us with a deep understanding of how to best design digital experiences that engage prospective customers and generate more impactful revenue conversion. The more of our content-rich experiences that our customers create for their prospective customers to engage with, the more first-person data that our customers are able to collect in return. By leveraging AI/ML, our platform enables businesses to use this data to derive highly relevant and deep insights that fuel more personalization in future content experiences, strengthening the engagement they create and further enhancing the quality of the interaction data and insights derived through our platform. This combination of rich prospective customer data and AI/ML becomes a flywheel for better content creation, improved customer experiences, greater customer intelligence and enhanced revenue conversion.

•

Experiences that can be repurposed and continuously drive engagement to maximize return on investment. Our customers are able to continuously drive results because ON24 digital experiences remain interactive and can continue to engage their prospective customers well after the initial live event ends. The experiences created through our platform are designed with persistent interactivity which gives our customers the ability to engage their prospective customers in either a live or on-demand experience. This flexibility makes it possible to repurpose and reuse digital experiences many times over with no incremental cost.

Our Competitive Strengths

We believe that we have significant competitive strengths that will enable us to extend our market leadership position, including:

•

Category defining platform for customer engagement at scale. We created one of the first cloud platforms for businesses to deliver interactive, data driven webinar experiences, virtual event experiences and multimedia content experiences. We believe we have a first-mover advantage because our proprietary and proven platform has enabled our customers to build effective systems for digital engagement that generate high return on investment.

•

Cloud-based system of engagement. Our cloud-based platform powers our customers with several key marketing capabilities: creating digital experiences, deploying them at scale, collecting numerous data points on their prospective customers, and leveraging this data to further personalize subsequent experiences. Consolidating these services onto one platform allows our customers to gather a more cohesive understanding of their prospective customers and take more targeted actions to more effectively convert prospects into customers. As a result, businesses no longer need to rely on a combination of standalone products.

•

Broad, rich dataset and AI/ML capabilities power valuable insights. Our platform enables highly interactive experiences, giving our customers access to behavioral data that signals buying intent. By leveraging our AI/ML capabilities, our customers can derive valuable and actionable insights in order to optimize their sales and marketing strategies. For example, we help our customers understand what features of a digital experience drive the most engagement with prospective customers. Our customers can also use our platform to benchmark themselves against others in their industry to understand where they can improve. In addition, our customers can more effectively reach their prospects and customers by leveraging our AI/ML capabilities to predict how best to personalize digital experiences for particular customers based on their prior behavior and interactions on our platform.

•

Enterprise grade, highly scalable cloud platform. Our cloud-based platform has been developed to enable enterprise-grade scalability. This includes options and features to enable our customers to make privacy and compliance choices that align to their needs as well as integrations with a broad ecosystem of third-party applications. Our platform is available in over 20 languages and can be utilized seamlessly across multinational sales and marketing organizations. Our customers are able to use our platform to engage their prospective customers in multiple regions by supporting different streaming protocols, multilingual translation and closed captioning.

•

Growing base of customers across verticals. We have a large and diverse set of customers across a broad set of industries. We have grown our customer base from approximately 760 customers as of December 31, 2015 to over 1,900 customers in more than 60 countries as of December 31, 2020. We intend to leverage our land and expand model to further penetrate customers across these verticals.

•

Superior, dedicated customer service. Our solutions are designed to be easy to use, featuring drag-and-drop and other similar tools simplifying implementation by our customers. We offer technical support, chat support and live webinar experience emergency support that is available to our customers 24/7. Our platform support and customer success teams are organized into a “follow the sun model” to ensure consistent and reliable service across the globe.

Our Market Opportunity

We estimate that the current TAM for our solutions is approximately $42 billion worldwide annually. We calculate our TAM by initially estimating the total number of companies that our platform and products can support in the United States across separate bands measured by number of employees: Enterprise, which includes companies with more than 2,000 employees, and Commercial, which includes companies with less than 2,000 employees, which we further divide into Mid-Market companies with 200-1,999 employees, and small and midsize, or SMB, companies with 50-199 employees, using data from the U.S. Census Bureau for 2017. We then apply an average annual value to the companies in each band. This value was calculated using internally generated data for annual recurring revenue, or ARR, as of June 30, 2020 for the top 25% of our customers by ARR that subscribe to two or more of our products, within each of the Enterprise and Mid-Market bands, and the top 25% by ARR of all our customers within the SMB band. We believe these calculations are representative of the current potential spend on our solutions by customers and prospective customers. We multiplied the total number of companies within each band by the calculated annual value for that band. The aggregate calculated value represents the current annual estimated market opportunity in the United States of $21 billion. We believe the market opportunity for our solutions outside the United States is at least as large.

Our Growth Strategy

We intend to drive the growth of our business and the adoption of our solutions by executing the following strategies:

•

Drive new customer acquisition. We believe our market is still relatively underpenetrated and that through scaling our sales force and through specialized and aligned sales teams focused on the Enterprise and Commercial markets globally, we can accelerate new customer acquisition across the substantial Commercial market.

•

Expand within existing customers. Our land and expand model is expected to drive expansion of new subscriptions within our existing customer base by selling subscriptions to additional parts of existing customers’ organizations, expanding into new regional divisions and upselling new solutions. In addition, we plan to develop new applications for our platform, including partner training and employee recruiting and forms of indirect marketing, such as education, enrollment and benefits programs.

•

Continue to increase attachments and develop new solutions for specific use cases. We expect our business to grow both through increasing attachments for existing solutions and selling our existing customers new solutions that we develop in the future. For example, we have developed a differentiated feature set for our customers that use our platform to conduct online continuing education programs and issue accredited certifications. Our ecosystem of third-party integrations includes business applications in specific industries. We plan to continually develop new solutions that enhance the functionality of our platform and products, improve our customers’ experiences and drive engagement with their prospective customers.

•

Expand into new regions. We believe the expansion of our platform in international markets is a significant opportunity. We plan to open additional offices in targeted geographies to support our international expansion and also to launch additional platform capacity in Europe to support our European expansion.

•

Identify and pursue inorganic growth opportunities. We plan to opportunistically evaluate and acquire complementary businesses, products, services or technologies that expand our platform, add different categories of experiences and support new use cases for our customers. We believe well-selected acquisitions may add significant value to our platform and expand the ability of our customers to gather engagement data to help them convert their prospective customers into revenue.

Our Solutions

Our platform gives businesses the ability to use digital engagement to drive revenue growth through interactive experiences, data-driven analytics and solutions that integrate into a large number of business systems, predominantly marketing automation, CRM and BI platforms. With digital engagement at the core, our platform’s experience, data and integration layers power a portfolio of products and solutions that include ON24 Elite, ON24 Virtual Environment, ON24 Engagement Hub, ON24 Target, ON24 Intelligence and ON24 Connect.

The following graphic depicts our platform:

ON24 Experience Products

Our platform’s experience products contain a robust set of capabilities that make it simple for our customers to build, design, manage and scale live, interactive webinar experiences, large-scale virtual event experiences, rich multimedia content hub experiences and personalized content experiences. Any business user can use our platform; no code or technical expertise is required.

We have designed our experiences to be equally easy for our customers’ audiences of prospective customers to access and guide their own self-education process. Our customers’ audiences of prospective customers can choose to engage with multiple points of interaction and content resources within an ON24 Experience and move seamlessly through a variety of ON24 Experiences. To further remove friction, audience members do not need any downloads or plug-ins, can use any web browser and can access experiences from a desktop, mobile or tablet device.

Live Experiences: ON24 Elite

ON24 Elite gives our customers a high-impact, cost-efficient, digitally native way to engage hundreds and thousands of their prospective customers simultaneously.

An ON24 interactive webinar experience is fully customizable and enables our customers to combine a video or audio-based presentation with supporting slide materials, video clips or screen-sharing alongside dynamic interactions including live question and answer messaging, group chats, real-time surveys and polls, and additional content resources. Our customers can drive high-intent calls-to-action for their prospective customers to book a sales meeting or request a demo.

Through ON24 Elite, interactive webinar experiences can be delivered in multiple formats, including a scheduled live experience featuring a livestreamed presentation or pre-recorded presentation, which we refer to as simulive because it is designed to simulate a livestreamed presentation, or an on-demand experience featuring a pre-recorded presentation. No matter the format, all two-way interactivity remains dynamic and continues to drive engagement in real-time. Our platform also provides automated captioning inside interactive webinar experiences that can be transcribed and translated into 10 languages in real-time. That transcription can then be edited and auto-translated in more than 60 languages for pre-recorded, simulive or on-demand presentations.

ON24 Elite’s flexible format and modular composition makes it easy to scale a webinar program, run multiple interactive experiences across different sales and marketing functions or for different audience segments, and repurpose and replay content and syndicate experiences to different regions. To enhance the re-use of content, our platform enables our customers to create templates and clone and edit interactive webinar experiences.

We provide a separate interface for presenters called ON24 Elite Studio, which acts as the production environment for our customers to produce real-time interactive webinar experiences, livestream or record multimedia presentations, and engage with customers in real-time during an ON24 Experience.

Live Experiences: ON24 Virtual Environment

ON24 Virtual Environment is built to host large-scale online events and provide a single source for measurement and analytics.

Our ON24 Virtual Environment powers multi-session virtual event experiences that can be scheduled as live events and maintained as ongoing on-demand events or in an immersive training content library. Simulating an in-person conference, tradeshow or training center, ON24 Virtual Environment houses multiple tracks of interactive webinar-based keynotes and breakout sessions powered by ON24 Elite alongside participant networking, virtual breakout meetings and virtual vendor booths.

All interactions across the ON24 Virtual Environment and within the individual ON24 Elite-powered webinar-based sessions are captured and unified, providing a powerful set of event analytics.

Always-On Experiences: ON24 Engagement Hub

ON24 Engagement Hub is an online resource portal product that our customers use to provide rich content experiences for their prospective customers to find, consume and engage with interactive webinar experiences and other multimedia marketing content, such as videos and whitepapers, in a single online destination.

With out-of-the-box features that include branding, search, categorization, website embedding and pre-set content layouts, ON24 Engagement Hub provides a simple and efficient way for our customers to seamlessly publish, curate and promote their interactive webinar experiences alongside other marketing content that they upload and host inside our platform.

Personalized Experiences: ON24 Target

ON24 Target is a personalized marketing product that gives our customers the ability to easily build, curate and disseminate interactive webinar and video experiences and other multimedia content to distributed audience segments with relevant messaging, offerings and calls-to-action.

Additional features across our ON24 Experience products

Our ON24 Experience products include the following tools to enable our customers to produce professionally designed experiences, drive ongoing engagement and conversion, and host, manage and organize content.

•	ON24 Experience Builder

Our customers use our drag-and-drop interface; pre-set layouts, custom templates, and a library of stock images to rapidly produce professionally designed and branded experiences without any need for website or code development.

•	ON24 Engagement and Conversion Tools

Our platform contains a library of more than 20 interactivity tools that our customers can use to drive ongoing engagement and conversion with their prospective customers, enabling them to interact with hundreds and thousands of individual prospective customers simultaneously. Examples of ON24 Engagement and Conversion Tools include the ability to book a sales meeting, request a product demo, ask question and answers in real-time, and engage with supplemental resources such as downloadable white papers or external webpages.

•	ON24 Media Manager

Our customers use ON24 Media Manager to host, manage and organize all marketing content, including interactive webinar experiences, videos and whitepapers, in a single location.

ON24 Intelligence

ON24 Intelligence is the analytics backbone that runs across our platform and provides our customers with first-person data, analytics, benchmarking and reporting within our platform. These insights and reports are available to all of our customers and measure analytics at the account-level, for each platform experience, for each hosted content asset and for each prospective customer who engages with an experience on our platform. Our customers are able to easily understand the overall performance of their ON24 experiences in a dashboard-level view and make comparisons to industry benchmarks for future improvement.

ON24 Engagement and Prospect Analytics

The ON24 engagement and prospect analytics are powered by our proprietary algorithms and our AI/ML capabilities. The prospect analytics measure engagement levels of individual prospective customers to enable our customers to report, qualify, prioritize and score their prospective customers’ intent to make a purchase. Our engagement analytics tools provide our customers the ability to report, measure and compare the engagement levels of their ON24 Experiences and multimedia assets hosted on our platform both in aggregate and individually.

ON24 Advanced Analytics

ON24 Advanced Analytics provides our customers with an additional set of pre-configured reports that enable customers to understand their most engaged prospective customers, provide a view of where prospective customers are in the sales funnel, and give analysis across poll and survey responses. Our customers are also able to use ON24 Advanced Analytics to run customized reports within our platform.

ON24 AI/ML Engine

Our ON24 AI/ML engine leverages the data collected by or on behalf of our customers through our platform to enable better prediction of which content will drive the most engagement for individual prospects and customer segments, thus driving further interaction data and creating a continuous network effect of higher customer engagement that leads to the ability to deliver content that is optimized to drive more engagement.

Our platform has the following AI/ML-powered capabilities:

•	Content recommendations;
•	Predictive engagement levels for our customers’ prospective customers
•	Automated transcription of audio and video into text, making it searchable and accessible;
•	Automated translation of transcripts into multiple languages for global audience reach;
•	Q&A bot, to answer routine support questions in ON24 Elite Studio; and,
•	Platform audience and presenter load predictions, to help deploy operational resources and provide oversight.

ON24 Connect

ON24 Connect is an ecosystem of third-party application integrations and APIs that enable the first-person insights generated by ON24 Intelligence to be extracted and leveraged across our customers’ business systems for more intelligent sales and marketing.

APIs

Our broad set of APIs enable our customers, partners and a select set of third-party developers to use ON24 Intelligence in their business applications. We also provide our APIs to a select set of businesses to build applications for our portfolio of ON24 Experience products.

Marketing Automation, CRM and BI Platform Integrations

Through our ecosystem of third-party integrations, our customers can seamlessly integrate their first-person engagement data with other business systems, predominantly marketing automation, CRM and BI platforms, including integrations with Adobe Marketo Engage, Oracle Marketing Cloud (Eloqua) and Salesforce Marketing Cloud (Pardot).

Our Technology and Infrastructure

Our platform and products have been developed to enable enterprise-grade scalability, performance, and reliability, designed to address all the complexities that come with live, interactive engagement with large audiences of prospective customers. Our platform has two main parts: a web application stack, and a streaming infrastructure stack, running on two redundant, co-located data centers in the United States.

Our web application stack processes requests from web browsers and APIs. Our streaming infrastructure stack processes live signal acquisition from our customers, encodes it, and delivers it to audiences via a redundant set of content delivery networks. The streaming infrastructure stack is designed to accept inputs from our customers on a wide variety of devices, combine them into an online virtual bridge, and to incorporate controls into the ON24 Elite Studio experience for presenters. The bridged signal is then encoded and distributed to diverse global audiences, who can access it as part of an online experience on desktop and mobile devices. This presentation contains video along with other interactive components, all synchronized and controlled by our customers. We are in the process of transitioning to a hybrid cloud infrastructure, which we believe will enhance our platform’s flexibility and scalability.

We built our platform and products to address the robust performance demanded by large, multinational enterprises in the following ways:

•

Performance and scalability: Designed to be enterprise-grade, we ensure that once a signal or a request gets to ON24, we have fully redundant processing for reliability. Our Cloud and Network Operations team runs this application in two fully redundant collocated data centers, designed for failover in under 90 minutes in a disaster scenario. This configuration has proven both scalable and cost effective. Our application architecture allows us to independently scale the systems that handle heavier loads, with a lightweight load-balancers routing traffic to additional machines as needed. With leading enterprise components, we expect our architecture to scale readily without any significant change as our business expands.

•

Privacy and compliance: Our platform includes features and options designed to support compliance with the EU General Data Protection Regulation, or GDPR, the California Consumer Privacy Act, or CCPA, and other privacy laws, and provides options and features to enable customers to make privacy and compliance choices that align to their needs and relevant legal requirements. For example, our platform enables customers to implement tailored notice and consent language, customize registration forms and obtain consent for marketing and other processing activities. In addition, our flexible APIs allow businesses to build solutions to automate compliance with certain data subject requests.

•	Security: We conduct regular penetration tests, web vulnerability scans, and code reviews to enhance the security of our platform.

Our Customers

Our customer base consists of a diverse set of businesses from fast-growing start-ups to established Fortune 100 enterprises that span a growing number of industries where B2B sales and marketing is mission critical. The primary industries we serve include technology, financial services, healthcare, industrial and manufacturing, professional services and

B2B information services, among others. All of these industries are undergoing a digital transformation, and, as a result, we see opportunities for growth in product adoption, attachments and revenue across all verticals fueling both our customer acquisition and land and expand strategies.

Our current customer base spans numerous industry categories, including technology, banks, healthcare and manufacturing. No single customer contributed more than 10% of our total revenue for the year ended December 31, 2020, 2019 and 2018.

Sales and Marketing

We primarily sell our products through direct sales, which comprises field and inside sales personnel. Our sales organization is comprised of market-centric teams focusing on Enterprise and Commercial customers segmented by employee headcounts. Our field sales organization is specialized to execute our land and expand strategy and primarily focuses on Enterprise and Commercial customers while our inside sales team specializes in driving further adoption of ON24 products to our existing customers.

Our-go-to-market strategy consists of four key components, including acquiring and expanding wallet share within large accounts, growing rapidly in the Commercial market, driving increased product attachments through continued customer innovation, and expanding into new geographies to drive continued international growth.

Marketing

We have built an efficient and impactful go-to-market engine by using the ON24 platform as the foundation of our marketing strategy. Due to the deep engagement and actionable data generated by our interactive digital experiences, we are able to quickly qualify leads, provide our sales team with personalized insights and accelerate our highest priority buyers to our sales team.

Our marketing team focuses on inbound and outbound marketing through our industry-leading content and resources, and sharing customer best practices. We use multiple marketing tactics to build brand awareness and generate demand, including media communications, user conferences, digital marketing, partner co-marketing, product marketing and customer marketing. We track and measure our marketing costs and results closely across all channels to support our efforts to optimize marketing channels that drive our sales pipeline.

Customer Success

We believe that our highly responsive and effective support and education are an extension of our brand and are core to building and maintaining user trust. Our global customer success team is closely embedded with our customers and supports their day-to-day usage of our platform, including advising on best practices and providing technical support, services, and training. Our platform support team offers technical support, chat support and live webinar experience emergency support that is available to our customers 24/7. Our services team offers production services. Our training team oversees onboarding, training, certification and a knowledge center.

Our global support team is based in 5 regional offices and is available 24/7 via in-product and presenter chat support. We have a data-driven process and well-established operations in place that proactively monitor our customers’ platform adoption, utilization and success. This approach enables us to efficiently scale our customer success operations as our customer base continues to grow.

Research and Development

Our research and development team are responsible for the design, development, testing, and delivery of new products, platform capabilities, product features and platform integrations, connectors and APIs. We release major platform upgrades once per quarter with minor upgrades released as needed. Research and development employees are located primarily in our San Francisco headquarters, and we also contract with remote U.S.-based and offshore workers.

Competition

Our industry is highly competitive and fragmented. We compete for customers with a number of different types of companies that offer a variety of products and services, including meeting tools, webinar software, virtual event software, video portal software, content management software, physical events, physical event software and digital marketing tools. Our competitors vary in size and in the breadth and scope of the products and services they offer. Many of our current and potential competitors have larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. Our solutions face competition. For example, a number of web-based meeting and webinar software products are offered by companies such as Zoom, LogMeIn, Intrado, Microsoft, Cisco, Google, Cvent and Amazon. Many of these products have significantly lower prices. Although most of these companies do not currently offer products with real-time engagement features that gather the types and extent of actionable data that we gather, many of these companies have significantly greater resources and may be able to introduce similar products in the future. Additionally, we operate in a market characterized by an increasing number of new and competitive entrants. As we introduce new solutions, and with the introduction of new technologies, products and market entrants, we expect competition to intensify in the future.

We believe the principal competitive factors in our markets are:

•	functionality in providing rich, interactive digital experiences;
•	ability to gather real-time data insights for marketers;
•	breadth of functionality within a single platform;
•	ease of use and reliability;
•	cloud-based architecture;
•	scalability;
•	security, privacy and compliance;
•	integration into leading marketing automation, CRM and BI platforms; and
•	global, always available customer service.

We believe we compete favorably with respect to each of these factors.

Intellectual Property

We primarily rely, and expect to continue to rely, on a combination of patent, trade secret and domain name protection, trademark and copyright laws, as well as confidentiality and license agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of December 31, 2020, we had 14 issued patents and 25 pending patent applications, the earliest of which expires in 2027. We pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. Our trademarks and service marks include our name and logo, as well as various marketing slogans. We maintain a policy requiring our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information.

These laws, procedures and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated.

Regulatory Considerations

The legal environment of Internet-based businesses is evolving rapidly in the United States and elsewhere. The manner in which existing laws and regulations are applied in this environment, and how they will relate to our business in particular, both in the United States and internationally, is often unclear. For example, we sometimes cannot be certain which laws will be deemed applicable to us given the global nature of our business, including with respect to such topics as data privacy and security, pricing, credit card fraud, advertising, taxation, content regulation and intellectual property ownership and infringement.

Businesses use our platform to engage with and market to their prospects and customers. In doing so, these businesses: (a) upload, broadcast, collect and store data and content within our platform, subject to relatively few general restrictions imposed by us, aside from the technical capabilities and limitation inherent in our platform, (b) use tools and reports available in our platform to access analytics and insights about attendees, experiences and content, and (c) personalize content and experiences to prospects and customers. This presents potential compliance challenges to our business and operations because we do not control customer content and information practices within our platform. Thus, we cannot ensure that information collection and processing by or on behalf of customers, within our platform, complies with applicable privacy, data protection and other laws. Similarly, we cannot ensure that customer content and use of our platform does not infringe or violate rights of privacy or intellectual property rights. At the same time, given the developing and varied nature of privacy and intellectual property laws globally, we cannot guarantee that ON24 would never be subject to potential or actual claims or enforcement actions associated with customer content or use of our platform. Thus, both in the United States and internationally, we must monitor and take steps to respond to a host of legal, compliance and risk issues regarding the data stored and processed by customers on our platform. These include, without limitation, the following:

Privacy, Data Protection and Security

Businesses use our platform to facilitate better engagement with their customers and prospects, derive insights about content and usage, and provide more meaningful and targeted experiences and content. These capabilities rely on collection and processing of information from and about customers and prospects that interact with the business or its content on our platform. As a result, compliance with laws and regulations regarding data privacy, cybersecurity, data protection, data breaches, and the collection, processing, storage, transfer and use of personal data, which we refer to as privacy laws, are critical to our compliance and risk strategy. Globally, numerous jurisdictions have passed or are actively considering new or amended privacy laws. As a result, privacy laws are increasing in number, enforcement, and fines and other penalties. Beyond legislative developments, decisions by courts and regulatory bodies relating to privacy laws can also have a significant impact on us and other businesses that operate across international jurisdictions.

In some cases, privacy laws apply directly to both ON24 and our customers and in other cases our customers pass through compliance obligations and requirements to us contractually. Further, under some privacy laws, ON24 may be considered a “processor” or a “service provider” and our customers a “controller” or “business,” while other privacy laws may not clearly distinguish between such roles. In all cases, however, ON24 must monitor, respond to and address privacy laws and related compliance, whether to ensure its own compliance or enable compliant use of its platform by ON24 customers. In general, our failure to adequately safeguard data adequately, address privacy compliance, or comply with our security and privacy commitments to customers could subject us, not only to contractual liability to customers and direct liability under privacy laws, but also to reputational harm and regulatory investigations or enforcement actions under U.S. (federal and state) and international laws and regulations relating to consumer protection and unfair business practices. More particularly, certain privacy law developments could have significant impacts to our platform and business. For example, privacy laws that restrict the use of personal information for marketing purposes or the tracking of individuals’ online activities (such as the EU’s proposed ePrivacy Regulation and the California Consumer Privacy Act), could expose us to additional regulatory burdens or necessitate changes to our platform or certain features. In addition, certain countries have passed or are considering passing laws that impose data localization requirements or cross border data transfer restrictions on certain data. As with most cloud-based solutions, restrictions on the transfer of platform data outside of the originating jurisdiction pose particular challenges that could result in additional costs or otherwise impact platform use.

With the evolving legal landscape, the scope, interpretation and enforcement of privacy laws could change and new or amended laws may take effect. As a result, the associated burdens and compliance costs on us and our platform could increase in the future. Although we continue to monitor and respond to privacy legal developments and have invested in addressing major privacy law developments (such as the GDPR and the CCPA), it is not possible for us to predict with certainty the effect of these developments on our platform and business.

Copyrights

U.S. and international copyright and trademark laws protect the rights of third parties from infringement of their intellectual property. Our customers and their users can generally use our platform to upload and present a wide variety of content. We maintain a copyright infringement policy and respond to takedown requests by third-party intellectual property right owners that might result from content uploaded to our platform. As our business expands to other countries, we must also respond to regional and country-specific intellectual property considerations, including takedown and cease-and-desist notices in foreign languages, and we must build infrastructure to support these processes. The Digital Millennium Copyright Act, or DMCA, also applies to our business. This statute provides relief for claims of circumvention of copyright-protected technologies but includes a safe harbor that is intended to reduce the liability of online service providers for listing or linking to third-party websites or hosting content that infringes copyrights of others. The copyright infringement policies that we have implemented for our platform are intended to satisfy the DMCA safe harbor.

Employees and Human Capital

As of December 31, 2020, we had 547 full-time employees. Of these employees, 434 are based in the United States and 113 are based in international locations. The members of our management team and our board of directors come from diverse backgrounds, and we seek to attract and recruit diverse, talented, experienced and motivated employees. In order to continue to develop and improve our platform, we must continue to invest in attracting, developing and retaining key talent. We monitor our progress with human capital metrics such as turnover, time to fill open roles and rate of internally developed talent. Our brand, market position, reputation for innovation and culture support our ability to recruit and retain talented employees across our departments.

Corporate Information

ON24, Inc. was incorporated as a Delaware corporation on January 8, 1998 under the name “NewsDirect, Inc.” Our principal executive offices are located at 50 Beale Street, 8th Floor, San Francisco, California 94105, and our telephone number is (415) 369-8000. Our website address is www.on24.com. Information contained on, or that can be accessed through, our website is not part of and is not incorporated by reference into this Report, and you should not consider information on our website to be part of this Report.

We own various U.S. federal trademarks and unregistered trademarks, including our company name, logo and solution names and other trade or service marks. All other trademarks or trade names referred to in this Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Report are referred to without the symbols ® and ™, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Available Information

We maintain a website at www.on24.com, where we make available, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and other reports or documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we file them with or furnish them to the Securities and Exchange Commission, or the SEC. Investors and others should note that we announce material financial and other information to our investors using our investor relations website (https://investors.on24.com), SEC filings, press releases, public conferences or conference calls, webcasts and other meetings. We encourage investors, the media and others interested in our company to review this information. We also use social media channels, including those of our Chief Executive Officer, Sharat Sharan, to communicate with our customers and the public generally about our company, our services, the industry and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on social media channels.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, as well as the other information in this Report, including our consolidated financial statements and the related notes and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to invest in our securities. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline, and our stockholders may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those risks discussed at-length below. You should read these risks before you invest in our common stock. If any of these risks actually occur, our business, financial condition or results of operations would likely be materially and adversely affected. These risks include, but are not limited to, risks relating to:

•	our ability to sustain our recent revenue growth rate in the future, attract new customers and expand sales to existing customers;
•	fluctuation in our performance, our history of net losses and expected increases in our expenses;
•	competition and technological development in our markets and any decline in demand for our solutions or generally in our markets;
•	our ability to expand our sales and marketing capabilities and otherwise manage our growth;
•	the impact of the COVID-19 pandemic;
•	disruptions, interruptions, outages or other issues with our technology or our use of third-party services, data connectors and data centers;
•	any cybersecurity-related attack, significant data breach or disruption of the information technology systems or networks on which we rely;
•	our sales cycle, our international expansion and our timing of revenue recognition from our sales;
•	interoperability with other devices, systems and applications;
•	compliance with data privacy, import and export controls, customs, sanctions and other laws and regulations;
•	intellectual property matters, including any infringements of third-party intellectual property rights by us or infringement of our intellectual property rights by third parties; and
•	the market for, trading price of and other matters associated with our common stock.

Risks Related to Our Business and Our Industry

We may not be able to sustain our recent revenue growth rate in the future.

We have experienced significant revenue growth during 2020, with our revenue increasing by 76% for the year ended December 31, 2020 compared to the year ended December 31, 2019. For the year ended December 31, 2019, our revenue increased by 8% as compared to the year ended December 31, 2018. Our recent revenue growth in 2020 has been significantly impacted by an increasing demand for our platform and products following the onset of the COVID-19 pandemic and resulting precautionary measures. As the impact of COVID-19 lessens, there may be reduced demand for our platform, and our revenue growth rate may decline. If these new customers elect not to continue their subscription as the impact of COVID-19 lessens, our business, financial condition and results of operations would be harmed.

As a result of our limited operating history at our current scale, our ability to forecast our future results of operations is limited and subject to a number of uncertainties. You should not rely on our recent revenue growth rate or the revenue growth rate of any prior quarterly or annual period as an indication of our future performance. Further, in future periods, our revenue growth rate could slow, or our revenue could decline for a number of reasons, including any reduction in demand for our platform, increased competition, higher market penetration, a contraction of our overall market, our inability to accurately forecast demand for our platform and plan for capacity constraints or our failure, for any reason, to capitalize on growth opportunities. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations and financial condition may vary significantly in the future, and period-to-period comparisons may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and financial condition may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. For example, our revenue and revenue growth rate may decline in future periods compared to 2020 as the impact of COVID-19 lessens. Further, because we generally invoice our customers at the beginning of the contractual terms of their subscriptions to our solutions, our financial condition reflects deferred revenue that we recognize ratably as revenue over the contractual term. If fewer new enrollments or renewals occur as the impact of COVID-19 lessens, our cash and deferred revenue as of future dates may decrease. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include:

•	our ability to retain and expand customer usage;
•	our ability to attract new customers;
•

our ability to hire and retain employees, in particular those responsible for the selling or marketing of our platform and provide sales leadership in areas in which we are expanding our sales and marketing efforts;

•	changes in the way we organize and compensate our sales teams;
•	the timing of expenses and recognition of revenue;
•	the length of sales cycles;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure, as well as international expansion and entry into operating leases;
•	timing and effectiveness of new sales and marketing initiatives;
•	changes in our pricing policies or those of our competitors;
•	the timing and success of new products, features and functionality by us or our competitors;
•	interruptions or delays in our service, network outages, or actual or perceived privacy or security breaches;
•	changes in the competitive dynamics of our industry, including consolidation among competitors;
•	changes in laws and regulations that impact our business;
•	one or more large indemnification payments to our customers or other third parties;
•	the timing of expenses related to any future acquisitions; and
•	general economic and market conditions.

Failure to attract new customers or retain, expand the usage of, and upsell our products to existing customers would harm our business and growth prospects.

We derive, and expect to continue to derive, a significant portion of our revenue and cash flows from sales of subscriptions to our products. As such, our business depends upon our ability to attract new customers and to maintain and expand our relationships with our existing customers, including by expanding their usage and upselling additional solutions. Our business is largely subscription-based, and customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire. As a result, customers may not renew their subscriptions at the same rate, increase their usage of our solutions or purchase subscriptions for additional solutions, if they renew at all. Renewals of subscriptions may decline or fluctuate because of several factors, such as dissatisfaction with our solutions or support, a customer no longer having a need for our solutions or the perception that competitive products provide better or less expensive options. In order to grow our business, we must continually add new customers and replace customers who choose not to continue to use our platform. Any decrease in user satisfaction with our solutions or support may result in negative online customer reviews and decreased word-of-mouth referrals, which would harm our brand and our ability to grow.

In addition to striving to attract new customers to our platform, we seek to expand the usage of our solutions by our existing customers by increasing the number of departments, divisions and teams that use our solutions within each of our customers. If we fail to expand the usage of our solutions by existing customers or if customers fail to purchase other solutions from us, our business, financial condition and results of operations would be harmed.

Competition in our markets is intense, and if we do not compete effectively, our operating results could be harmed.

We compete for customers with a number of different types of companies that offer a variety of products and services, including meeting tools, webinar software, virtual event software, video portal software, content management software, physical events, physical event software, marketing automation software, and digital marketing tools. Our competitors vary in size and in the breadth and scope of the products and services they offer. Many of our current and potential competitors have larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. Our solutions face competition from a number of web-based meeting, webinar, physical event and marketing software products offered by companies such as Zoom, LogMeIn, Intrado, Microsoft, Cisco, Google, Cvent and Amazon. Many of these products have significantly lower prices. Although most of these companies do not currently offer products with real-time engagement features that gather the types and extent of actionable data that we gather, many of these companies have significantly greater resources and may be able to introduce similar products in the future. Additionally, we operate in a market characterized by an increasing number of new and competitive entrants. Furthermore, this market has seen rapid expansion as a result of the COVID-19 pandemic, and this market expansion may attract additional entrants. As we introduce new solutions and services, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future.

Many factors, including our pricing and marketing strategies, customer acquisition, and technology costs, as well as the pricing and marketing strategies of our competitors, can significantly affect our pricing strategies. Certain competitors offer, or may in the future offer, lower-priced or free products or services that compete with our entire platform or certain aspects of our platform, and they may offer a broader range of products and services than we do. Even if such competing products do not include all of the features and functionality that our solutions provide, we could face pricing pressure to the extent that customers find such alternative products to be sufficient to meet their needs. Similarly, certain competitors or potential competitors may use marketing strategies that enable them to acquire customers at a lower cost than we can. Moreover, larger organizations, which are a primary focus of our direct sales efforts, may demand substantial price concessions. As a result, we may be required to provide larger organizations with pricing below our targets in the future. As a result, we could lose market share to our competitors or be forced to engage in price-cutting initiatives or other discounts to attract and retain customers, each of which could harm our business, results of operations and financial condition.

A decline in demand for our solutions or for live engagement technologies in general could harm our business.

We derive, and expect to continue to derive, a significant portion of our revenue and cash flows from sales of subscriptions to our solutions. As a result, widespread adoption and use of live engagement technologies, webinars and event software in general, and our platform in particular, are critical to our future growth and success. If this market fails to grow or grows more slowly than we currently anticipate, demand for our platform could be negatively affected. Demand for our platform is affected by a number of factors, many of which are beyond our control. Some of these potential factors include:

•	availability of products and services that compete, directly or indirectly, with ours;
•	introduction of free or “do-it-yourself” products;
•	awareness and adoption of the live engagement technologies category generally as a substitute for in-person events;
•	ease of adoption and use;
•	features and platform experience;
•	reliability of our platform, including frequency of outages;
•	performance and user support;
•	our brand and reputation;
•	security and privacy;
•	our pricing and our competitors’ pricing; and
•	new modes of live engagement that may be developed in the future.

If we fail to successfully predict and address these factors, meet customer demands or achieve more widespread market adoption of our platform, our business would be harmed.

We have a history of net losses, and we expect to increase our expenses in the future, which could prevent us from achieving or maintaining profitability.

We had net income of $20.8 million in the year ended December 31, 2020 and net losses of $17.5 million and $17.6 million in the year ended December 31, 2019 and 2018, respectively, and we may incur net losses in the future. We intend to continue to expend significant funds to expand our direct sales force and marketing efforts to attract new customers and increase usage of our platform and products by our existing customers, to develop and enhance our platform and for general corporate purposes. To the extent we are successful in increasing our customer base, we may also incur increased losses because most of the costs associated with acquiring customers (other than sales commissions) are incurred up front, while the related subscription revenue is generally recognized ratably over the applicable subscription term. In addition, we may incur increased losses because most of the costs associated with acquiring customers, including sales commissions, require us to make cash outlays at the time we acquire a customer, and, similarly, the timing of our recognition of subscription revenue and sales commissions may not correspond with our cash position. Our subscriptions typically have terms of one year that automatically renew for successive one-year terms unless terminated. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses and any increase in our cost of sales, including as a result of a shift to a hybrid cloud. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of subscriptions to our platform, and the entry or the success of competitive products and services. As a result, we may not achieve or maintain profitability in future periods.

The failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.

Our ability to increase our customer base, expand the usage of our existing customers and achieve broader market acceptance of our solutions will depend to a significant extent on our ability to effectively expand and manage our sales and marketing operations and activities. We are substantially dependent on our direct sales force and on our marketing efforts in order to obtain new customers. We have recently expanded and are continuing to expand our direct sales force both domestically and internationally. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we currently require or may require in the future. Our ability to achieve revenue growth will depend, in part, on our success in recruiting, training and retaining a sufficient number of qualified and experienced sales professionals. New hires require significant training and time before they achieve full productivity, particularly in new industries or geographies. Circumstances relating to the COVID-19 pandemic have altered the way we recruit, onboard, train and integrate our employees, and these processes may not be successful in expanding our sales and marketing capabilities. New hires may not become as productive as quickly as we expect, or at all, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets and segments where we do business. Our business will be harmed if our sales expansion efforts do not generate a significant increase in revenue.

Our results of operations may be adversely impacted by the COVID-19 pandemic.

The global spread of the COVID-19 pandemic and related containment efforts have materially affected how we and our customers operate our respective businesses. Although in some ways the pandemic may have accelerated our growth, the longer-term effects on our business and the overall economy remain highly uncertain. For example, substantially all of our personnel are working from home. We have not conducted business in this manner previously, we do not know how long we may need to continue in this manner, and we may experience difficulty attracting and retaining personnel, reduced productivity of our employees, greater exposure to cybersecurity threats or other operational risks. Similarly, many of our customers, vendors and other third parties with which we conduct business are also working from home, working at reduced staffing levels and dealing with other challenges, such as supply chain disruptions and revised budgets, that are forcing them to conduct business in different ways. The extent to which these parties suffer inefficiencies or other risks from these different arrangements, and the extent to which these risks may impact us, is impossible to predict. In addition, as long as the pandemic continues, our employees may be exposed to health risks. Our efforts to re-open our offices safely may expose our employees, customers and other third parties to health risks and us to associated liability, and they will involve additional financial burdens. The COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working. This may present operational and workplace culture challenges that may adversely affect our business.

The duration of the pandemic, whether it may recur, and its other long-term economic impacts are highly uncertain. These uncertainties make it challenging to manage our growth, maintain business relationships, price our subscription and otherwise operate and plan for our business. For example, with a broad section of the population working from home and educational institutions teaching remotely, increased demand for internet access could cause general access issues, affect our and our customers’ business interactions or cause issues with access to data centers. Moreover, the economic impacts of COVID-19 have affected and may continue to affect customer and prospective customer spending on technology such as ours, particularly for businesses involving in-person interactions, such as hospitality, manufacturing and professional services businesses. These customers may experience reduced revenue and revised budgets, which may adversely affect our customers’ ability or willingness to purchase subscriptions to our platform, the timing of subscriptions, customer retention, and the value or duration of subscriptions, all of which could adversely affect our operating results. It is also possible that, if the effects of the COVID-19 pandemic subside, our customers and their users will resume in-person marketing activities in a way that decreases usage of our platform. The extent of the impact of COVID-19 on our business and financial performance may be influenced by a number of factors, many of which we cannot control, including the duration and spread of the pandemic, future spikes of COVID-19 infections resulting in additional preventative measures, the severity of the economic decline attributable to the pandemic, the timing and nature of a potential economic recovery, the impact on our customers and our sales cycles, and our ability to generate new business leads.

Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. In addition, uncertainty regarding the impact of COVID-19 on our future operating results and financial condition may result in our taking cost-cutting measures, reducing the level of our capital investments and delaying or canceling the implementation of strategic initiatives, any of which may negatively impact our business and reputation. The global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our solutions may persist for an indefinite period, even after the COVID-19 pandemic has subsided. In addition, the effects of the COVID-19 pandemic may heighten many of the other risks we face, including those described in this Report.

We rely heavily on third parties for parts of our computing, storage, processing, application integration and similar services. Any disruption of or interference with our use of these third-party services could have an adverse effect on our business, financial condition, and operating results.

We have outsourced aspects of our infrastructure to third-party providers, and we currently use these providers to host and stream content and support our platform. For example, our content delivery networks and some of our integration services are provided by third parties, and we plan to continue our transition to a hybrid public/private cloud infrastructure in the future. Accordingly, we are vulnerable to service interruptions experienced by these providers, and we expect to experience interruptions, delays, or outages in service availability in the future due to a variety of factors, including infrastructure changes, human, hardware or software errors, hosting disruptions, and capacity constraints. We expect that transitioning to a more hybrid cloud infrastructure will require significant investment and have a continuing effect on our cost of revenue and may not be effective in improving our capacity or redundancy. Outages and capacity constraints could also arise from a number of causes such as technical failures, natural disasters, fraud, or security attacks. The level of service provided by these providers, or regular or prolonged interruptions in that service, could also affect the use of, and our customers’ satisfaction with, our solutions and could harm our business and reputation. In addition, third-party costs will increase as subscriptions and customer use of our platform grows, which could harm our business if we are unable to grow our revenue faster than the cost of using these services or the services of similar providers.

Furthermore, our providers may change the terms of service and policies pursuant to which they provide services to us, and those actions may be unfavorable to our business operations. Our providers may also take actions beyond our control that could seriously harm our business, including discontinuing or limiting our access to one or more services, increasing pricing terms, terminating or seeking to terminate our contractual relationship altogether, or altering how we are able to process data in a way that is unfavorable or costly to us. For example, some businesses providing data connectors to our products may fail to properly integrate with our platform and third-party sales and marketing systems, stop servicing the data connectors or cease development and support, any of which may limit functionality of our products. In addition, some businesses that provide cloud services and data connectors are or may become our competitors and may take one or more of the foregoing actions in an effort to compete with our platform. Although we expect that we could obtain similar services from other third parties, if our arrangements with our current providers were terminated, we could experience interruptions on our platform and in our ability to make our content available to customers, as well as delays and additional expenses in arranging for alternative cloud infrastructure services.

Any of these factors could cause network disruptions, or even network failure, reduce our revenue, subject us to liability, and cause our customers to decline to renew their subscriptions, any of which could harm our business.

Interruptions, delays or outages in service from the data centers we use for our technology or infrastructure could impair the delivery and the functionality of our solutions, which may harm our business.

Our growth, brand, reputation and ability to attract and retain customers depend in part on the ability of our customers to access our platform at any time and within an acceptable amount of time. We currently use data centers in Colorado and California. To facilitate additional growth in Europe, we plan to use a data center in the European Union, or the EU, but we do not expect it to be available until at least mid-2021, if ever. Our efforts to diversify our data centers, including internationally, may not be successful. While each of our two data centers provide fully redundant processing, we estimate that failover may require as much as 90 minutes to complete, during which time our platform may not be fully available to our customers in the event of catastrophic failure at one of our data centers. We do not control the operation of the data centers we use, and they are vulnerable to damage or interruption from human error, intentional bad acts, natural disasters, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events, any of which could disrupt our service. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our platform, and our disaster recovery planning may not account for all eventualities.

In addition, our platform is proprietary, and we depend on the expertise and efforts of members of our operations and software development teams for its continued performance. Our ability to retain, attract, hire and train staff in these groups may prove to be a challenge for a variety of factors and could have an adverse impact on the platform. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform concurrently and denial-of-service attacks by malicious actors. In some instances, we may not be able to rectify these performance issues within an acceptable period of time.

Our ability to attract and retain customers depends on our ability to provide our customers and their users with a highly reliable platform. If our platform is unavailable or if our customers and their users are unable to access our platform within a reasonable amount of time, or at all, our business, results of operations and financial condition would be adversely affected. Additionally, if the data centers we use are unable to keep up with our increasing need for capacity, our customers may experience delays as we seek to obtain additional capacity, which could harm our business.

Any cybersecurity-related attack, significant data breach or disruption of the information technology systems or networks on which we rely could negatively affect our business.

Our operations rely on information technology systems for the use, storage and transmission of sensitive and confidential information with respect to our customers, our customers’ users, third-party technology platforms and our employees. In addition, our solutions gather more information from our customers and their users than many competing products, which may make us an attractive target for a malicious cybersecurity-related attack, intrusion or disruption, or other breach of our systems. Any such event could lead to unauthorized access to, use of, disclosure of or the loss of sensitive and confidential information, disruption of our platform, and resulting regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, any of which could damage our reputation, impair sales and harm our business. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing, employee theft or misuse and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). As we grow, we may face increased risk of any such attacks. Despite efforts to create security barriers to such threats, it is not feasible, as a practical matter, for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee, customer, or user error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation would be damaged, our data, information or intellectual property, or those of our customers, may be destroyed, stolen or otherwise compromised, our business may be harmed and we could incur significant liability. We may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access to or compromise of our systems because they change frequently and are generally not detected until after an incident has occurred. We may not be able to prevent vulnerabilities in our software or address vulnerabilities that we may become aware of in the future. Further, as we rely on third-party cloud infrastructure, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of data and information.

Any cybersecurity event, including any vulnerability in our software, cyberattack, intrusion or disruption, could result in significant increases in costs, including costs for remediating the effects of such an event, lost revenue due to network downtime, a decrease in customer and user trust, increases in insurance premiums due to cybersecurity incidents, increased costs to address cybersecurity issues and attempts to prevent future incidents, and harm to our business and our reputation because of any such incident. In addition, such incidents and data breaches can give rise to penalties and fines under data protection and cybersecurity laws, rules and regulations, enforcement actions, contractual damages, class actions, customer audits and other liability.

Many jurisdictions have enacted laws requiring companies to provide notice of data security incidents involving certain types of personal data. Under some of these laws, such as the EU General Data Protection Regulation, or GDPR, data breach is defined very broadly to include any accidental or unlawful destruction, loss, alteration, unauthorized disclosure of, or access to any personal data, regardless of the sensitivity of such data. In addition, certain platform information may be made available via unique links to publicly accessible webpages, which could be accessed by unauthorized individuals. While the information accessible via these pages is limited, it is possible that a regulator, customer or third party could view this negatively, in particular in light of the broad definition of personal data and data breach under certain laws. In addition, we have contractual obligations to notify our customers of any data breaches involving their personal data processed by us.

Any limitation of liability provisions in our subscription agreements may not be enforceable or adequate or may not otherwise protect us from any such liabilities or damages with respect to any claim related to a cybersecurity incident. Our existing general liability insurance coverage and coverage for errors or omissions may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims. The insurer may deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would harm our business.

Further, security compromises experienced by our competitors, by our customers or by us may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures, negatively affect our ability to attract new customers, encourage consumers to restrict the sharing of their personal data with our customers or social media networks, cause existing customers to elect not to renew their subscriptions or subject us to lawsuits, regulatory fines or other action or liability, which could harm our business.

We may not be able to respond to rapid technological changes, extend our platform or develop new features.

The markets in which we compete are characterized by rapid technological change and frequent new product and service introductions. Our ability to attract new customers and retain and expand the usage of existing customers depends on our ability to continue to enhance and improve our platform, to introduce new features and solutions and to interoperate across an increasing range of devices, operating systems and third-party applications. Our customers may require features and capabilities that our current platform does not have. We invest significantly in research and development, focusing on improving the quality and range of our product offerings. Our enhancements to our platform and our new product experiences, features or capabilities may not be compelling to our existing or potential customers and may not gain market acceptance. If our research and development investments do not accurately anticipate customer demand, or if we fail to develop our platform in a manner that satisfies customer preferences in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our platform.

The introduction of competing products and services or the development of entirely new technologies to replace existing offerings could make our platform obsolete or adversely affect our business, results of operations and financial condition. We may experience difficulties with software development, design or marketing that could delay or prevent our development, introduction, or implementation of new product experiences, features, or capabilities. New product experiences, features or capabilities may not be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by customers brought against us, all of which could harm our business. If customers do not widely adopt our new product experiences, features and capabilities, we may not be able to realize a return on our investment. If we are unable to develop, license or acquire new features and capabilities to our platform on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, our business would be harmed.

Our sales cycle with enterprise customers can be long and unpredictable.

A substantial portion of our business is with large enterprise customers. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. As of December 31, 2020, we had 302 customers contributing at least $100,000 in ARR, or $100k Customers, which are generally large organizations, representing 67% of our ARR. The timing of our sales with our enterprise customers and related revenue recognition is difficult to predict because of the length and uncertainty of the sales cycle for these customers. We are often required to spend significant time and resources to educate and familiarize these potential customers with the value proposition of paying for our platform. The length of our sales cycle for these customers, from initial evaluation to payment for our platform, is often around three to six months or more and can vary substantially from customer to customer. As a result, it is difficult to predict whether and when a sale will be completed. An inability to increase our enterprise customer base could harm our business.

We are continuing to expand our operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.

In the year ended December 31, 2020, we generated revenue from customers in more than 60 countries, with 24% of our revenue generated from customers outside of the United States. We expect to continue to expand our international operations. For example, we recently established a subsidiary in Japan to support our operations in the Asia-Pacific region. Our efforts to expand our current international operations, including entering new markets or countries, may not be effective. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to special risks, including risks associated with:

•	recruiting and retaining talented and capable employees outside the United States and maintaining our company culture across all of our offices;
•

providing our platform and operating our business across a significant distance, in different languages and among different cultures, including the potential need to modify our platform and features to ensure that they are culturally appropriate and relevant in different countries;

•	determining the appropriate pricing strategy to enable us to compete effectively internationally, which may be different than the pricing strategies that have worked for us in the United States;
•

compliance with applicable international laws and regulations, including laws and regulations with respect to privacy, data protection and marketing, and the risk of penalties to us and individual members of management or employees if our practices are deemed to be out of compliance;

•	management of an employee base in jurisdictions that may not give us the same employment and retention flexibility as does the United States;
•

difficulties in managing and staffing international operations including the proper classification of independent contractors and other contingent workers, differing employer/employee relationships, and local employment laws;

•

operating in jurisdictions that do not protect intellectual property rights to the same extent as does the United States and the practical enforcement of such intellectual property rights outside of the United States;

•

foreign government interference with our intellectual property that is developed outside of the United States, such as the risk that changes in foreign laws could restrict our ability to use our intellectual property outside of the jurisdiction in which we developed it;

•	integration with partners outside of the United States;

•

compliance by us and our business partners with anti-corruption laws, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory limitations on our ability to provide our platform in certain international markets;

•

foreign business restrictions, foreign exchange controls and similar laws that might require significant lead time in setting up operations in certain geographic territories and might prevent us from repatriating cash earned outside the United States;

•	political and economic instability;
•	changes in diplomatic and trade relationships, including the imposition of new trade restrictions, trade protection measures, import or export requirements, trade embargoes and other trade barriers;
•	generally longer payment cycles and greater difficulty in collecting accounts receivable;
•

double taxation of our international earnings and potentially adverse tax consequences due to changes in the income and other tax laws of the United States or the international jurisdictions in which we operate; and

•	higher costs of doing business internationally, including increased accounting, travel, infrastructure and legal compliance costs.

Compliance with laws and regulations applicable to our global operations substantially increases our cost of doing business in international jurisdictions. We may be unable to keep current with changes in laws and regulations in each jurisdiction as they occur. Our policies and procedures designed to support compliance with these laws and regulations may not always result in our compliance or that of our employees, contractors, partners and agents. Any violations could result in enforcement actions, fines, civil and criminal penalties, damages, injunctions or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of our global operations successfully, we may need to relocate or cease operations in certain foreign jurisdictions.

We recognize revenue from subscriptions to our platform over the terms of the subscriptions. Consequently, increases or decreases in new sales are generally not immediately reflected in our results of operations and may be difficult to discern.

We recognize revenue from subscriptions to our platform over the terms of the subscriptions. As a result, a substantial portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on the revenue that we recognize for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and potential changes in our pricing policies or rate of customer expansion or retention may not be fully reflected in our results of operations until future periods. In addition, a significant portion of our costs are recognized as they are incurred, while revenue is recognized over the term of the subscription. As a result, growth in the number of new customers could continue to result in our recognition of higher costs and lower revenue in the earlier periods of such growth. Finally, our subscription-based revenue model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers or from existing customers that increase their usage of our product offerings must be recognized over the applicable subscription term.

Our ability to sell subscriptions to our products could be harmed by real or perceived material defects or errors in our platform or by other matters that may interrupt the availability of our platform or cause performance issues.

The software underlying our platform is inherently complex and may contain material defects or errors, particularly when we first introduce new solutions or when we release new features or capabilities. We have from time to time found defects or errors in our platform, and we or our users may detect new defects or errors in our existing or future platform or solutions. Any real or perceived errors, failures, vulnerabilities, or bugs in our platform could result in negative publicity or lead to data security, access, retention or other performance issues, all of which could harm our business. We may incur substantial costs in correcting such defects or errors and such costs could harm our business. Moreover, the harm to our reputation and potential legal liability related to such defects or errors may be substantial and could harm our business.

Our platform also utilizes hardware that we purchase or lease and software and services that we procure from third parties. In some cases, this includes software we license from international companies that may in the future become subject to legal or regulatory limitations on their ability to provide software outside of their jurisdiction. Any defects in, or unavailability of, our third-party hardware, software or services that cause interruptions to the availability of our platform, loss of data or performance issues could, among other things:

•	cause a reduction in our revenue or a delay in market acceptance of our platform;
•	require us to issue refunds to our customers or expose us to claims for damages;
•	cause us to lose existing customers and make it more difficult to attract new customers;
•	divert our development resources or require us to make extensive changes to our platform, which would increase our expenses;
•	increase our technical support costs; and
•	harm our reputation and brand.

The contractual protections, such as warranty disclaimers and limitation of liability provisions, in our customer agreements may not fully or effectively protect us from claims by customers or other third parties. Any insurance coverage we may have may not adequately cover all claims asserted against us or may only cover a portion of such claims. A successful product liability, warranty, or other similar claim against us could have an adverse effect on our business, operating results, and financial condition. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

The experience of our customers and their users depends upon the interoperability of our platform across devices, operating systems and third-party applications that we do not control, and if we are not able to maintain and expand our relationships with third parties in order to integrate our platform with their products, our business may be harmed.

Our products have broad interoperability with a range of diverse devices, operating systems and third-party applications. Our platform is accessible from the web and from devices running Windows, Mac OS, iOS and Android. We depend on the accessibility of our platform across these and other third-party operating systems and applications that we do not control. For example, given the broad adoption of Salesforce’s products, it is important that we are able to integrate with its software. Several potential competitors have inherent advantages by being able to develop products and services internally that more tightly integrate with their own software platforms or those of their business partners.

We may not be able to modify our platform or products to maintain their continued compatibility with that of third parties’ products and services that are constantly evolving. In addition, some of our competitors may be able to disrupt the ability of our platform and products to operate with their products or services, or they could exert strong business influence on our ability to, and the terms on which we, operate and provide access to our platform and products. Should any of these third parties modify their products or services in a manner that degrades the functionality of our platform or products, or that gives preferential treatment to their own or competitive products or services, whether to enhance their competitive position or for any other reason, the interoperability of our platform and products with these third-party products and services could decrease and our business could be harmed.

Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to expand our base of users will be impaired and our business will be harmed.

We believe that our brand identity and awareness have contributed to our success. We believe that the importance of our brand and market awareness of the benefits of our platform and products will increase as competition in our market further intensifies. Successful promotion of our brand will depend on a number of factors, including the effectiveness of our marketing efforts, thought leadership, our ability to provide a high-quality, reliable and cost-effective platform, the perceived value of our platform and products and our ability to provide quality customer success and support experience. Brand promotion activities require us to make substantial investments. The promotion of our brand, however, may not generate customer awareness or increase revenue, and any increase in revenue may not offset the expenses we incur in building and maintaining our brand.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at a similar rate, if at all.

Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Not every organization covered by our market opportunity estimates will necessarily purchase subscriptions for our solutions or similar products or services at all, and some or many of those organizations may choose to continue using products or services offered by our competitors. It is impossible to build every product feature that every customer wants, and our competitors may develop and offer features that our platform does not provide. The variables used in the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the organizations covered by our market opportunity estimates will generate any particular level of revenue for us, if any. Even if the market in which we compete meets our size estimates and growth forecasts, our business could fail to grow for a variety of reasons outside of our control, including competition in our industry, customer preferences or the other risks set forth in this Report and other documents we filed with the SEC from time to time. If any of these risks materialize, it could harm our business and prospects.

Our business may be significantly impacted by a change in the economy, including any resulting effect on business spending.

Our business may be affected by changes in the economy generally, including any resulting effect on spending by our customers. While some of our customers may consider our platform to be a cost-saving purchase by, among other things, decreasing the need for large, in-person events, others may view a subscription to our platform as a discretionary purchase, and such customers may reduce their discretionary spending on our platform during an economic downturn. Particularly in light of COVID-19, some of our customers may experience reduced revenue and revised budgets, which may adversely affect our customers’ ability or willingness to purchase subscriptions to our platform, the timing of subscriptions, and the value or duration of subscriptions, all of which could adversely affect our operating results. If an economic downturn were to occur, we may experience such a reduction in demand and loss of customers, especially in the event of a prolonged recessionary period.

If we were to lose the services of our Chief Executive Officer or other members of our senior management team, we may not be able to execute our business strategy.

Our success depends in a large part upon the continued service of key members of our senior management team. In particular, our co-founder, President and Chief Executive Officer, Sharat Sharan, is critical to our overall management, as well as the continued development of our solutions, our culture, our strategic direction, our engineering and our operations. All of our executive officers are at-will employees, and we do not maintain any key person life insurance policies. The loss of any member of our senior management team could harm our business.

The failure to attract and retain additional qualified personnel could harm our business and culture and prevent us from executing our business strategy.

To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executives, software developers, sales personnel and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing software for live engagement technologies, as well as for skilled sales and operations professionals. At times, we have experienced, and we may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and we may not be able to fill positions. Circumstances relating to COVID-19 may create increased demand for personnel with experience in live engagement technology, which may make it more difficult for us to attract and retain qualified personnel. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business could be harmed.

Many of the companies with which we compete for experienced personnel have greater resources than we have, and some of these companies may offer greater compensation packages. Particularly, in the San Francisco Bay Area, job candidates and existing employees carefully consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, or if the mix of equity and cash compensation that we offer is unattractive, it may adversely affect our ability to recruit and retain highly skilled employees. Job candidates may also be threatened with legal action under agreements with their existing employers if we attempt to hire them, which could impact hiring and result in a diversion of our time and resources. Additionally, laws and regulations, such as restrictive immigration laws, may limit our ability to recruit internationally. We must also continue to retain and motivate existing employees through our compensation practices, company culture and career development opportunities. If we fail to attract new personnel or to retain our current personnel, our business would be harmed.

In addition, many of our employees may be able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Moreover, these proceeds could create disparities in wealth among our employees, which may harm our culture and relations among employees and our business.

We may not successfully manage our growth or plan for future growth.

We experienced rapid growth in 2020. The growth and expansion of our business places a continuous, significant strain on our management, operational and financial resources. Our information technology systems and our internal controls and procedures may not adequately keep pace with our growth. In addition, as we continue to grow, we face challenges of integrating, developing and motivating a rapidly growing employee base in various countries around the world. Certain members of our management do not have experience managing a public company, which may affect how they manage our growth. Managing our growth will also require significant expenditures and allocation of valuable management resources.

In addition, our rapid growth in 2020 may make it difficult to evaluate our future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business would be harmed.

We have identified a material weakness in our internal control over financial reporting, and, if our remediation of this material weakness is not effective, or if we fail to maintain effective internal control over financial reporting in the future, our ability to produce accurate and timely consolidated financial statements could be impaired, which could adversely affect investor confidence in our company and, as a result, the value of our common stock.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2019, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The material weakness related to a lack of resources necessary to operate controls in a timely manner and with sufficient precision, primarily relating to recording revenue, which require greater automation and changes to design so that controls operate with satisfactory precision.

The material weakness resulted in errors in our 2018 and 2019 consolidated financial statements related primarily to revenue recorded in connection with our previous revenue model. Prior to our current cloud-based subscription model, we generated revenue from our Webcast Center offering, or our Legacy offering, which mainly consisted of fully managed events and associated services for which we recognize revenue at a point in time as events occur. We concluded that the errors relating to revenue recorded in 2018 and 2019 were immaterial individually and in the aggregate. In connection with shifting to our current data-driven, cloud-based subscription model, we stopped selling our Legacy offering to new customers in 2018 and to all customers in 2020, and substantially all Legacy revenue ceased after December 2020. We believe that this transition will substantially limit the potential for the recurrence of the errors impacting revenue that resulted from the material weakness. The material weakness also resulted in errors in accounting for the classification of our convertible Class A-1 and Class A-2 preferred stock on our consolidated balance sheet, which have since been corrected. In addition, we made certain corrections in recording professional services revenue, which were reflected in our financial statements as of and for the year ended December 31, 2020 prior to those financial statements being issued.

We have taken several steps to address the underlying cause of the material weakness, including adding additional resources to enhance our internal control over financial reporting, implementing enhanced processes and review controls for the manual processes involved in our revenue recognition, and transitioning to new and more automated processes for capturing and recording revenue transactions. Although we believe these measures have remediated the material weakness we have identified, we may in the future have material weaknesses. We also cannot be certain that we have identified all existing material weaknesses or that we will not in the future have additional material weaknesses.

Our current efforts to maintain an effective control environment may not be sufficient to prevent future material weaknesses or significant deficiencies from occurring or to promptly remediate any such future material weaknesses or significant deficiencies. If we have or in the future identify additional material weaknesses, we may be unable to accurately or timely report our financial results, which may result in litigation or regulatory action, a loss of investor confidence, restricted access to the capital markets and declines in the price of our common stock.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the Securities and Exchange Commission, or the SEC, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. We have limited experience with implementing the systems and controls that will be necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.

Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until our first annual report on Form 10-K filed with the SEC when we are an accelerated filer or a large accelerated filer, which will not occur until at least our second annual report on Form 10-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the trading price of our common stock.

Any failure to offer high-quality support may harm our relationships with our customers and, consequently, our business.

We have designed our platform to be easy to adopt and use with minimal support. However, if we experience increased demand for support, we may face increased support costs. In addition, as we continue to grow our operations and support our global customer base, we must continue to provide efficient support that meets our customers’ needs, including by integrating with or building solutions that allow streamlined support workflows, or by hiring additional support personnel if necessary. Our ability to acquire new customers significantly depends on our business reputation and on positive recommendations from our existing customers. Any failure to maintain, or a market perception that we do not maintain, high-quality support could harm our business.

Our business could be disrupted by catastrophic events.

Occurrence of any catastrophic event, including pandemics and a worsening of the COVID-19 pandemic, earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, cyberattacks, war or terrorist attacks, could result in lengthy interruptions in our service. In particular, our U.S. headquarters and one of the data centers we utilize are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the internet, the electric grid or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other catastrophic event, our ability to deliver our solutions to our customers would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business could be harmed.

Our actual or perceived failure to comply with privacy laws could harm our business.

Businesses use our platform to facilitate better engagement with their customers and prospects, derive insights about content and usage, and provide more meaningful and targeted experiences and content. These capabilities rely on collection and processing of personal information through our platform. As a result, compliance with laws and regulations regarding data privacy, cybersecurity, data protection, data breaches, and the collection, processing, storage, transfer and use of personal data, which we collectively refer to as privacy laws, are critical to our business. While we strive to comply with applicable privacy laws and legal obligations, the impact, requirements and enforcement risks associated with privacy laws vary, and in some cases may even conflict, across jurisdictions.

Our roles and obligations under privacy laws, and consequently our potential liability, may vary. In some cases, our customers may pass through privacy law compliance obligations and requirements to us contractually. We have customers in numerous jurisdictions worldwide, and our customers may try to impose broad obligations on us pursuant to all privacy laws applicable to them and may decide not to do business with us if we will not agree to their privacy terms. Certain significant privacy laws (such as the GDPR) impose obligations directly on many of our customers, as “data controllers,” as well as on us both as a “data processor” for personal data processed on behalf of our customers pursuant to our platform, which we refer to as the platform personal data, and as a “controller” for the personal data we collect related to employees and personnel, our B2B relationships, and our marketing, sales and other activities, which we refer to as the ON24 business data. Under these privacy laws, we typically have fewer direct obligations as a “data processor” or “service provider” than our customers do, with respect to platform personal data. However, we can still be subject to significant liability for noncompliance with such laws, including, for example, under the GDPR, which provides for penalties of up to the greater of €20 million or four percent of worldwide annual revenue. Certain other privacy laws do not clearly distinguish between “controller” and “processor” or similar roles. Where such privacy laws apply, we could be subject to increased risks if our customers fail to comply with notice, consent and other requirements under applicable privacy laws in their use of our platform. While we generally require and rely on our customers to ensure that their use of our platform and associated personal information processing complies with applicable privacy laws, our customers could fail to comply with these requirements, which could expose us to risks under certain privacy laws.

Further, even similar privacy laws may be subject to evolving or differing interpretations and enforcement risks. For example, across the EU, supervisory authorities of EU member states may issue data protection guidance and opinions regarding the GDPR that may vary. Also, under the current ePrivacy Directive and associated EU member state legislation, the rules governing marketing, “cookies” and online advertising vary among EU member states. In addition, across jurisdictions, privacy laws may include varied and inconsistent requirements. As a result, certain features of our platform and products could pose risks or need to be modified for certain jurisdictions, but not for others. Such requirements could reduce demand for our products, require us to take on more onerous obligations in our contracts, restrict our ability to collect, store, transfer and process data or, in some cases, impact our customers’ use of our platform.

Furthermore, general customer and buyer trust as to the responsible use of data may cause business buyers to resist providing the data necessary to allow our customers to use our platform effectively. Even the perception that the privacy and security of personal information are not satisfactorily protected or do not meet regulatory requirements could inhibit sales of our products or services and limit adoption of our products.

Evolving privacy laws may impact use and adoption of our platform and adversely affect our business.

Laws and regulations related to privacy, personal data and the provision of services over the Internet are evolving in the United States and globally, with the adoption of new and amended privacy laws. The impact, requirements and enforcement risks associated with these privacy laws vary, and in some cases may even conflict, across jurisdictions.

In addition, new U.S. and international privacy laws may impose new obligations on us and many of our customers. Both in the United States and globally, numerous jurisdictions have passed or are actively considering new or amended privacy laws. For example, the CCPA, which took effect in January 2020, applies to us and to many our customers. Under the CCPA, we are both a “business,” as to the ON24 business data, and a “service provider,” as to the platform personal data. The CCPA introduced sweeping definitions and broad individual rights, and imposes substantial requirements and restrictions on the collection, use and disclosure of personal information. The CCPA also introduced a private right of action for certain data breaches, which gives rise to increased class action risk. Notably, since the CCPA was signed into law, it has been amended multiple times, has been subject to further implementing regulations, and may face further amendment, refinement or replacement.

As the CCPA continues to evolve, various U.S. states are also actively introducing and considering so-called “omnibus” privacy legislation. Similarly, numerous foreign jurisdictions are actively considering legislation introducing new or amended laws and regulations addressing data privacy, cybersecurity, marketing, data protection, data localization and personal data. Further, privacy laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes and the tracking of individuals’ online activities, which could expose us to additional regulatory burdens, limit our marketing, advertising, business development and sales efforts, and impact features made available to our customers through our platform. In addition, Brexit has also created additional uncertainty with regard to UK privacy laws, as well as the treatment of data transfers to and from the United Kingdom, where we have operations and customers. The ongoing development of privacy laws gives rise to uncertainty regarding the impact of privacy laws on us and our customers, and we and our customers could be exposed to additional burdens.

In addition, decisions by courts and regulatory bodies relating to privacy laws can also have a significant impact on us and other businesses that operate across international jurisdictions. For example, in 2020 both the EU-U.S. and Swiss-EU privacy shield frameworks were invalidated. We and many other companies relied on these privacy shield frameworks as an “adequacy” mechanism for the transfer of personal data from the European Economic Area, or the EEA-Switzerland, to the United States in compliance with the GDPR and Swiss data protection laws, respectively. While we have taken measures to implement alternative adequacy mechanisms, such as the EU standard contractual clauses for transfers of personal data for processors established in third countries, further steps may be necessary. Under the decision invalidating the EU-U.S. privacy shield framework, or Schrems II, additional safeguards may be needed. Our customers may request that we agree to additional safeguards, such as additional security controls and contractual measures, which must be assessed on a case-by-case basis. However, what additional safeguards will be considered adequate remains unclear. We expect continued guidance from applicable authorities, as well as updates to the EU standard contractual clauses.

Other jurisdictions have also instituted specific requirements and restrictions on the cross-border transfer of personal data, and certain countries have passed or are considering passing data localization laws and regulations, which in some cases would require personal data be maintained in the originating jurisdiction and in other cases may prohibit such personal data from being transferred outside of the originating jurisdiction. While our solutions allow customers to receive and store local copies of platform data on their or other third-party servers, we do not maintain local servers to enable customers to maintain personal data only on servers in the originating jurisdiction. As with most cloud-based solutions, restrictions on the transfer of platform data outside of the originating jurisdiction could pose particular challenges and result in additional costs or otherwise impact platform use.

New and proposed marketing, advertising and other privacy laws and guidelines have recently been enacted or proposed that could impose more restrictions and give individuals more rights regarding marketing, targeting, and analytics or “profiling” activities. Some of these regulations seek, among other things, to give consumers greater control over how their personal information is processed for these purposes, or impose prior, affirmative consent obligations on companies related to these activities. For example, in the EU, cookies and similar technologies used for personalization, advertising, and analytics may not be used without affirmative consent and the proposed ePrivacy Regulation may further restrict these activities and technologies and increase restrictions. These could require us to change one or more aspects of the way we operate our business, limit our marketing, advertising, business development and sales efforts, impact certain features made available to customers through our platform or require us to introduce changes to our platform or solutions.

Although we monitor the regulatory environment and have invested in addressing these developments, including the GDPR, the EU ePrivacy Directive and the CCPA, the ongoing development of privacy laws means that we cannot predict with certainty the impact of these developments. These evolving privacy laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for non-compliance, including as a result of data breaches. In addition, many of our customers and potential customers in the healthcare, financial services and other industries are subject to substantial regulation regarding their collection, use and protection of data and may be the subject of further regulation in the future. These laws or other privacy law developments may change the way these customers do business and may require us to implement additional features or offer additional contractual terms to satisfy customer and regulatory requirements. As a result of these privacy law developments, certain features of our platform and products could pose risks or need to be modified for certain jurisdictions, but not for others. They also could cause the demand for and sales of our platform to decrease and adversely impact our financial results.

The costs of compliance with, and other burdens imposed by, privacy laws may limit the use and adoption of our platform, reduce overall demand for our platform, make it more difficult to meet expectations from or commitments to our customers and their users, require us to implement additional features or offer additional contractual terms to satisfy customer and regulatory requirements, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, any of which could harm our business. In addition, these laws raise additional enforcement and liability risks and penalties. For example, statutory damages available through a private right of action for certain data breaches under CCPA, and potentially other U.S. and international laws, may increase our and our customers’ potential liability. In some cases, violations of privacy laws can lead to government enforcement or private litigation and could subject us to civil and criminal sanctions, including both monetary fines and injunctive action that could force us to change our business practices, all of which could adversely affect our financial performance and harm our reputation and our business.

We are subject to export and import controls, customs, sanctions, embargo, and anti-boycott laws and regulations that could seriously impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws and regulations.

Our platform and products are subject to various restrictions under U.S. export control and sanctions laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations, or EAR, and various economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC, as well as other U.S. government agencies. U.S. export control and economic sanctions laws include trade, commerce, and investment restrictions or prohibitions, including those on the sale, supply, import, or export of certain products and services to or from U.S. embargoed or sanctioned countries, governments, persons and entities, and also require authorization for the export of certain encryption and other items. Parties that facilitate transactions that violate or otherwise seek to evade export controls or sanctions can face liability. Also, in certain circumstances, sanctions require U.S. persons to block or freeze the property of sanctioned persons.

U.S. export controls and sanctions are complex and vary according to specific programs administered by relevant government agencies. Each program can be tied to a specific country or policy initiative. In certain cases, parties can request the U.S. government to issue a license to allow certain transactions. However, the scope and substance of those licenses can be fact specific and limited in scope.

The United States currently imposes comprehensive sanctions on Cuba, Iran, North Korea, Syria, and the Crimea Region of Ukraine. In addition, numerous other countries throughout the world are subject to partial or limited sanctions and restrictions imposed by the U.S. government. Sanctions also apply to persons that appear on, or are majority owned by a person that appears on, OFAC’s List of Specially Designated Nationals and Blocked Persons, or the SDN List. The Department of Commerce and the Department of State also maintain their own sanctions and export control lists. The above list of countries that are the subject of U.S. sanctions and export controls can change at any time. In addition, the SDN List as well as other sanctions lists contain thousands of names and are updated on a regular basis. All of those changes can impact our business. The U.S. government generally applies a strict liability standard when it comes to compliance with sanctions, embargoes, and export controls. This means that we can face liability even if we did not intentionally violate those rules.

We are also subject to U.S. restrictions under the EAR and the Internal Revenue Code that prevent us from participating in boycotts imposed by other countries if those boycotts are not approved by the United States. Companies and individuals that violate these anti-boycott restrictions may face criminal consequences. In addition, companies that are asked to comply with such boycotts are obligated to report those requests to the U.S. government, even if they do not agree to abide by such boycotts.

In addition, various countries regulate the import of certain encryption and other technology, including through import permitting and licensing requirements and have enacted or could enact laws that could limit our ability to provide access to our platform. We maintain internal controls and procedures to facilitate compliance with applicable export control requirements, but our company is rapidly growing, has detected past filing issues, and in the future may face material noncompliance that we fail to detect. If any precautions we take fail to prevent our platform and products from being accessed or used in violation of such laws, we may face fines and penalties, reputational harm, loss of access to certain markets, or other harm to our business.

Changes in our platform or changes in export, sanctions and import laws may delay the introduction and sale of subscriptions to our platform in international markets, prevent our customers with international operations from using our platform or, in some cases, prevent the access or use of our platform to and from certain countries, governments, persons or entities altogether. Further, any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations could result in decreased use of our platform or in our decreased ability to export or sell our platform to existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our platform would likely harm our business.

We are subject to a variety of U.S. and non-U.S. laws and regulations, compliance with which could impair our ability to compete in domestic and international markets and non-compliance with which may result in claims, fines, penalties, and other consequences, all of which could adversely impact our operations, business, or performance.

As a service provider, we do not regularly monitor our platform to evaluate the legality of content shared on it by our customers. While to date we have not been subject to legal or administrative actions as a result of this content, the laws in this area are evolving and vary widely between jurisdictions. Accordingly, it may be possible that in the future we and our business partners may be subject to legal actions involving our customers’ content or use of our platform.

Our platform depends on the ability of our customers and their users to access the internet. If we fail to anticipate developments in the law, or we fail for any reason to comply with relevant law, our platform could be blocked or restricted, and we could be exposed to significant liability that could harm our business.

From time to time, we may be involved in disputes or regulatory inquiries that arise in the ordinary course of business involving labor and employment, wage and hour, commercial, securities or investment, intellectual property, data breach and other matters. We expect that the number and significance of these potential disputes may increase as our business expands and our company grows larger. Contractual provisions and insurance coverage may not cover potential claims and may not be adequate to indemnify us for all liabilities we may face. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Litigation is inherently unpredictable, and the results of any claims may have a material adverse effect on our business, financial condition, results of operations, and prospects.

We are an international company and may engage in business in jurisdictions that present material legal compliance risk. We are subject to various U.S. and non-U.S. laws and regulations prohibiting corruption, bribery, kickbacks, money laundering, terrorist financing, fraud and similar matters, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the Uniting and Strengthening America by Providing Appropriate Tools to Restrict, Intercept, and Obstruct Terrorism Act of 2001, the UK Bribery Act 2010, and the UK Proceeds of Crime Act 2002. These laws and regulations are actively enforced and generally prohibit companies and their agents, employees, representatives, business partners, and intermediaries from authorizing, promising, offering, providing, soliciting, or accepting, directly or indirectly, improper payments or benefits to or from government officials and other persons in the public or private sector for improper purposes.

We may engage resellers and other third parties from time to time to sell subscriptions to our solutions, obtain necessary permits, licenses, patent registrations, and other regulatory approvals, or otherwise support our business or operations. Oftentimes, improper payments by these types of third parties can raise anti-corruption and other legal compliance risk for companies in our position. We also have direct and indirect interactions with officials and employees of U.S. and non-U.S. government agencies or government-affiliated organizations. These factors raise our legal risk exposure. There can be cases where enforcement authorities seek to hold us liable for the corrupt or other illegal activities of our employees, agents, contractors, vendors, and other business partners, even if we do not explicitly authorize or have actual knowledge of such activities.

In addition to prohibiting bribery, the FCPA and other laws require us to maintain accurate and complete books and records and a system of internal controls. Enforcement agencies interpret these requirements very broadly and violations can occur if companies or their representatives knowingly or unknowingly conceal bribes or other fraudulent or illegal payments in their records or execute transactions or access company assets without management’s general or specific authorization. These requirements are so broad that in certain cases enforcement agencies may claim that violations are possible even if there is no evidence of bribery or corruption.

Our exposure for violating these laws increases as we continue to expand our domestic and international presence. If we fail to comply with those legal standards, we may face substantial civil and criminal fines, penalties, profit disgorgement, reputational harm, loss of access to certain markets, disbarment from government business, the loss of export privileges, tax reassessments, breach of contract, fraud and other litigation, reputational harm, and other collateral consequences that could harm our business.

We use open source software in our platform, which may subject us to litigation or other actions that could harm our business.

We use open source software in our platform, and we may use more open source software in the future. In the past, companies that have incorporated open source software into their products have faced claims challenging the ownership of open source software or compliance with open source license terms. Accordingly, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who use, distribute or make available across a network software or services that include open source software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on terms unfavorable to the developer or at no cost. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of our licensed software. If we were to use open source software subject to such licenses, we could be required to release our proprietary source code, pay damages, re-engineer our platform or solutions, discontinue sales, or take other remedial action, any of which could harm our business. In addition, if the license terms for updated or enhanced versions of the open source software we utilize change, we may be forced to expend substantial time and resources to re-engineer our components of our platform.

In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software because open source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Any of the foregoing could harm our business and could help our competitors develop products and services that are similar to or better than ours.

Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents or have filed patent applications and may assert patent or other intellectual property rights within the industry. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. We may from time to time in the future become a party to litigation and disputes related to our intellectual property and our platform. The costs of supporting litigation and dispute resolution proceedings are considerable, and a favorable outcome may not be obtained. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. Even if we were to prevail in such a litigation or dispute, it could be costly and time consuming and divert the attention of our management and key personnel from our business operations. Our technologies may not be able to withstand any third-party claims or rights against their use. Claims of intellectual property infringement might require us to redesign our platform, delay releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our platform. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and operating results could be adversely impacted. Additionally, our customers may not purchase subscriptions to our platform if they are concerned that they may infringe third-party intellectual property rights. The occurrence of any of these events may have a material adverse effect on our business.

In our customer agreements, we agree to defend and hold our customers harmless against claims, demands, suits, or proceedings made or brought against them by a third party alleging that their use of our platform infringes the intellectual property rights of a third party. Any existing limitations of liability provisions in our contracts may not be enforceable or adequate, and they may not otherwise protect us from any such liabilities or damages with respect to any particular claim. Our customers who are accused of intellectual property infringement may in the future seek indemnification from us. If we are required to defend our customers against, or hold them harmless from, infringement or other claims, our business may be disrupted, our management’s attention may be diverted, and our operating results and financial condition may suffer.

Our failure to protect our intellectual property rights and proprietary information could diminish our brand and other intangible assets.

We primarily rely and expect to continue to rely on a combination of patents, trade secrets, domain name protections, trademarks and copyrights, as well as confidentiality, license and subscription agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of December 31, 2020 we had 14 issued patents and 25 pending patent applications. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, the resulting patents may not effectively protect every significant feature of our solutions. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality and invention assignment agreements with our employees, consultants and third parties. These agreements may not effectively protect our proprietary rights. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or may develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any countries in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our platform, brand and other intangible assets may be diminished, and competitors may be able to more effectively replicate our platform and its features. Any of these events would harm our business.

Our reported results of operations may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, we recently adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or Topic 606, utilizing the full retrospective method of adoption and ASC Topic 340, Other Assets and Deferred Costs, or Topic 340. The adoption of Topic 606 and Topic 340 changed the timing and manner in which we report our revenue and expenses, especially with respect to our sales commissions. See Note 1 to our consolidated financial statements included elsewhere in this Report for more information. It is also difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could harm our business.

We may acquire other companies, products and technologies, which could require significant management attention, disrupt our business or dilute stockholder value.

We may in the future make acquisitions of other companies, products and technologies. We have limited experience in acquisitions. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, users or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.

We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur more debt, it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to flexibly operate our business.

We may need additional capital, which may not be available on favorable terms, or at all.

Historically, we have funded our operations and capital expenditures primarily through equity issuances and cash generated from our operations. Although we currently anticipate that our existing cash and cash equivalents and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, levels of indebtedness and condition of the capital markets at the time we seek financing. Additional financing may not be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, including with respect to dividends and other distributions, and our stockholders may experience dilution.

Covenants in our loan agreement governing our revolving line of credit may restrict our operations, and our failure to comply with these covenants may adversely affect our business, results of operations and financial condition.

We are party to a Loan and Security Agreement with Comerica Bank, or the Revolving Credit Facility, which is secured by a security interest on substantially all of our assets and contains various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments and engage in transactions with our affiliates. Our Revolving Credit Facility also contains certain financial covenants. Our ability to meet these restrictive and financial covenants can be affected by events beyond our control. Our Revolving Credit Facility provides that our breach or failure to satisfy certain covenants constitutes an event of default thereunder. Upon the occurrence of an event of default, the lender under our Revolving Credit Facility could elect to declare any future amounts outstanding under our Revolving Credit Facility to be immediately due and payable, exercise the remedies of a secured party in respect of the secured interest on substantially all of our assets and terminate all commitments to extend further credit under that facility. If we are unable to repay those amounts, our financial condition could be adversely affected.

We may incur indebtedness, which could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy our debt service obligations.

As of December 31, 2020 and 2019, we had $22.4 million and $22.4 million, respectively, of outstanding indebtedness under a Loan and Security Agreement with Comerica Bank, or the Revolving Credit Facility. Subsequent to December 31, 2020, we repaid in full the $22.4 million outstanding balance on our Revolving Credit Facility. We may incur indebtedness in the future, which may require us to secure such obligations with substantially all of our assets; to comply with various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments and engage in transactions with our affiliates; and to meet certain financial covenants. Any substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could restrict our business operations or have other adverse consequences, including the following:

•	reducing the availability of our cash flow for our operations, capital expenditures, future business opportunities and other purposes;
•

limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, which could place us at a disadvantage compared to our competitors that may have less debt;

•	limiting our ability to borrow additional funds; and
•	increasing our vulnerability to general adverse economic and industry conditions.

Our ability to borrow any funds needed to operate and expand our business will depend in part on our ability to generate cash. If our business does not generate sufficient cash flow from operating activities or if future borrowings, under our Revolving Credit Facility or otherwise, are not available to us in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition and ability to expand our business may be adversely affected.

Our results of operations, which are reported in U.S. dollars, could be adversely affected if currency exchange rates fluctuate substantially in the future.

We sell to customers globally and have international operations primarily in the United Kingdom, Australia, Singapore and Japan. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the year ended December 31, 2020, 11% of our revenue and 20% of our expenses, were denominated in currencies other than U.S. dollars. For the year ended December 31, 2019, 9% of our revenue and 14% of our expenses were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had $89.8 million of U.S. federal and $46.4 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2021 for both federal and state tax purposes. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. States may or may not adopt similar changes. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not completed a Section 382 assessment because we have not had an ownership change. However, we may experience ownership changes as a result of our initial public offering, or IPO, or in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards and tax credits is materially limited, it would harm our business by effectively increasing our future tax obligations.

We may be subject to liabilities on past sales for taxes, surcharges and fees.

We currently collect and remit applicable sales tax in jurisdictions where we have determined, based on applicable laws and regulations, that sales of our platform are classified as taxable. We do not currently collect and remit other state and local excise, utility user and ad valorem taxes, fees or surcharges that may apply to our customers. We believe that we are not otherwise subject to, or required to collect, any additional taxes, fees or surcharges imposed by state and local jurisdictions because we do not have a sufficient physical presence or “nexus” in the relevant taxing jurisdiction or such taxes, fees, or surcharges do not apply to sales of our platform in the relevant taxing jurisdiction. However, there is uncertainty as to what constitutes sufficient physical presence or nexus for a state or local jurisdiction to levy taxes, fees and surcharges for sales made over the internet, and there is also uncertainty as to whether our characterization of our platform as not taxable in certain jurisdictions will be accepted by state and local taxing authorities. Additionally, we have not historically collected value-added tax, or VAT, or goods and services tax, or GST, on sales of our platform because we make all of our sales through our office in the United States, and we believe, based on information provided to us by our customers, that most of our sales are made to business customers.

Taxing authorities may challenge our position that we do not have sufficient nexus in a taxing jurisdiction or that our platform is not taxable in the jurisdiction and may decide to audit our business and operations with respect to sales, use, telecommunications, VAT, GST and other taxes, which could result in increased tax liabilities for us or our customers, which could harm our business.

The application of indirect taxes (such as sales and use tax, VAT, GST, business tax and gross receipt tax) to businesses that transact online, such as ours, is a complex and evolving area. Following the 2018 U.S. Supreme Court decision in South Dakota v. Wayfair, Inc., states are now free to levy taxes on sales of goods and services based on an “economic nexus,” regardless of whether the seller has a physical presence in the state. As a result, it may be necessary to reevaluate whether our activities give rise to sales, use and other indirect taxes as a result of any nexus in those states in which we are not currently registered to collect and remit taxes. Additionally, we may need to assess our potential tax collection and remittance liabilities based on existing economic nexus laws’ dollar and transaction thresholds. The application of existing, new, or future laws, whether in the U.S. or internationally, could harm our business. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

We may have exposure to greater than anticipated tax liabilities, which could harm our business.

While to date we have not incurred significant income taxes in operating our business, we are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the proportion of our earnings and losses in countries with differing statutory tax rates. Some jurisdictions may seek to impose incremental or new sales, use or other tax collection obligations on us. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of, or our ability to use, deferred tax assets and liabilities, the applicability of withholding taxes and effects from acquisitions.

The provision for taxes on our financial statements could also be impacted by changes in accounting principles, changes in U.S. federal, state or international tax laws applicable to corporate multinationals such as the recent legislation enacted in Australia, the United Kingdom and the United States, other fundamental changes in law currently being considered by many countries and changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions.

We are subject to review and audit by U.S. federal, state, local and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our business could be harmed. We may also be subject to additional tax liabilities due to changes in non-income based taxes resulting from changes in federal, state or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to our business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock may be volatile or may decline steeply and suddenly regardless of our operating performance, and you could lose all or part of your investment.

The trading price of our common stock following our IPO has been and will likely continue to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	the COVID-19 pandemic;
•	price and volume fluctuations in the overall stock market from time to time;
•	volatility in the trading prices and trading volumes of technology stocks;
•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•

sales of shares of our common stock by us or our stockholders into the public markets, or anticipation of such sales, including if existing stockholders sell shares into the market when applicable “lock-up” periods end;

•

failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;
•	announcements by us or our competitors of new products, features, or services;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated changes in our results of operations or fluctuations in our results of operations, including as a result of reduced demand for our solutions;
•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announced or completed acquisitions of businesses, products, services or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	any significant change in our management; and
•	general economic conditions and slow or negative growth of our markets.

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect the stock prices of many companies. Often, their stock prices have fluctuated in ways unrelated or disproportionate to their operating performance. In the past, stockholders have filed securities class action litigation against companies following periods of market volatility. Such securities litigation, if instituted against us, could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.

Substantial future sales of shares of our common stock by existing stockholders, or the perception that those sales may occur, could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

Our management and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of February 28, 2021, our executive officers, directors and five percent or greater stockholders and their respective affiliates beneficially owned, in the aggregate, approximately 60.1% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors, amendments of our organizational documents and approval of any merger, sale of substantially all our assets or other significant corporate transactions. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders.

Provisions in our organizational documents and certain rules imposed by regulatory authorities may delay or prevent our acquisition by a third party.

Our amended and restated certificate of incorporation, or our Certificate of Incorporation, and our amended and restated bylaws, or our Bylaws, contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our board of directors. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest, or other transaction that stockholders may consider favorable, include the following:

•	the division of our board of directors into three classes and the election of each class for three-year terms;
•	advance notice requirements for stockholder proposals and director nominations;
•	provisions limiting our stockholders’ ability to call special meetings of stockholders and to take action by written consent;
•	restrictions on business combinations with interested stockholders;
•

in certain cases, the approval of holders representing at least 66.7% of the total voting power of the shares entitled to vote generally in the election of directors will be required for stockholders to adopt, amend or repeal our Bylaws, or amend or repeal certain provisions of our Certificate of Incorporation, including those relating to who may call special meetings of our stockholders, our stockholders’ ability to act by written consent, our board of directors (including the removal of one or more directors), indemnification of our directors and officers and exculpation of our directors, supermajority voting, amendments to our Bylaws and the exclusive forum for litigating specified matters;

•	no cumulative voting;
•	the required approval of holders representing at least 66.7% of the total voting power of the shares entitled to vote at an election of the directors to remove directors; and
•

the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our governing body.

Moreover, because we are incorporated in Delaware and our Certificate of Incorporation does not contain a provision opting out Section 203 of the Delaware General Corporation Law, or Section 203, we are governed by the provisions of Section 203, which prohibit a person, individually or as a group, who owns, or owned in the preceding three years, 15% or more of our outstanding voting stock from merging or combining with us, unless the merger or combination is approved in a prescribed manner.

The terms of our authorized preferred stock selected by our Board at any point could decrease the amount of earnings and assets available for distribution to holders of our common stock or adversely affect the rights and powers, including voting rights, of holders of our common stock without any further vote or action by the stockholders. As a result, the rights of holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued by us in the future, which could have the effect of decreasing the market price of our common stock.

Any provision of our Certificate of Incorporation or Bylaws or Delaware corporate law that has the effect of delaying or deterring a change in control could limit opportunities for our stockholders to receive a premium for their shares of common stock, and could also reduce the price that investors are willing to pay for our common stock.

The provision of our Certificate of Incorporation designating the Court of Chancery in the State of Delaware and the federal district courts of the United States as the exclusive forums for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware be the sole and exclusive forum for: (1) any derivative action or proceeding brought on behalf of our company, (2) any action asserting a claim of breach of fiduciary duty owed by any director, officer, agent or other employee or stockholder of our company to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or the DGCL, our Certificate of Incorporation or our Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (4) any action asserting a claim governed by the internal affairs doctrine, in each case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Our Certificate of Incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act. The exclusive forum clauses described above shall not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the exclusive forum provisions in our Certificate of Incorporation.

Although we believe these provisions benefit us by providing increased consistency in the application of applicable law in the types of lawsuits to which they apply, the provisions may have the effect of discouraging lawsuits against our directors and officers and may limit a stockholder’s ability to bring a claim in a judicial forum it finds favorable for disputes with us or our directors, officers or employees. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings and there is uncertainty as to whether a court would enforce such provisions, in particular with respect to causes of action arising under the Securities Act. In addition, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. It is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Certificate of Incorporation to be inapplicable or unenforceable in such action. If so, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Our common stock market price and trading volume could decline if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business or our market, if they adversely change their recommendations regarding our common stock or if our operating results do not meet their expectations or any financial guidance we may provide.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our competitors and our market. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the price and trading volume of our common stock to decline. In addition, if we do not meet any financial guidance that we may provide to the public or if we do not meet expectations of securities analysts or investors, the trading price of our common stock could decline significantly.

We will incur increased costs and impose additional demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may harm our business, results of operations and financial condition.

As a public company listed in the United States, we incurred and will continue to incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the NYSE, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. We will also need to continue developing our investor relations function. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events would also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being required to provide fewer years of audited financial statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these provisions until we are no longer an “emerging growth company.” We will cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and (iv) December 31, 2026. We may choose to take advantage of some but not all of these reduced reporting burdens. We have taken advantage of certain reduced reporting burdens in this Annual Report on Form 10-K. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of such extended transition period, and, as a result, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or that have opted out of using such extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with new or revised accounting pronouncements as of the effective dates applicable to public companies.

Investors may find our common stock less attractive because we intend to rely on these exemptions, which may result in a less active trading market, increased volatility, or lower market prices for our common stock.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation and expansion of our business, and we do not plan to declare or pay cash dividends in the foreseeable future. In addition, our ability to pay dividends is currently restricted by the terms of our Revolving Credit Facility. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in San Francisco, California, where we currently lease 31,182 square feet of office space pursuant to leases expiring in April 2021 and August 2025, respectively. We also lease facilities in Charlotte, London, Singapore and Sydney pursuant to leases expiring in July 2023, July 2025 and April 2022, respectively. We believe our facilities are suitable to meet our current needs.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect on our business, financial condition, operating results, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Common Stock

Our common stock began trading on the New York Stock Exchange under the symbol “ONTF” on February 3, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 23, 2021, we had 325 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We currently intend to retain any future earnings for use in the operation and expansion of our business, and we do not plan to declare or pay cash dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors considers relevant. In addition, our ability to pay dividends is currently restricted by the terms of our Revolving Credit Facility.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from our Initial Public Offering of Common Stock

On February 5, 2021, we sold 7,599,928 shares of our common stock in connection with our IPO, including 1,284,139 shares sold pursuant to the underwriters’ full exercise of their right to purchase additional shares, at a public offering price of $50.00 per share for an aggregate offering price of $378.0 million. The selling stockholders sold 2,245,141 shares of our common stock at a public offering price of $50.00 per share for an aggregate offering price of $112.3 million. The offer and sale of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-251967), which was declared effective by the SEC on February 2, 2021.We received net proceeds from the IPO of approximately $348.1 million, after deducting the underwriting discount of $26.6 million and other estimated offering expenses of $5.3 million. Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and KeyBanc Capital Markets Inc., acted as lead book-running managers for the offering. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates, except that we paid $9.8 million of the underwriting discount to Goldman Sachs & Co. LLC, of which an employee serves on our board of directors and which owns 10% or more of our common stock.

There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on February 4, 2021.

Item 6. Selected Financial Data.

This item is no longer required as we have adopted amendments to Regulation S-K that eliminate Item 301.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes included elsewhere in this Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section titled “Risk Factors” and in other parts of this Report.

This section generally discusses 2020 and 2019 items and year-to-year comparisons. Similar discussion for 2018 items and year-to-year comparisons may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our final prospectus for our initial public offering, filed with the SEC on February 4, 2021.

Overview

We provide a leading, cloud-based digital experience platform that enables businesses to convert customer engagement into revenue through interactive webinar experiences, virtual event experiences and multimedia content experiences. Our platform’s portfolio of interactive, personalized and content-rich digital experience products creates and captures actionable, real-time data at scale from millions of professionals every month to provide businesses with buying signals and behavioral insights to efficiently convert prospects into customers.

Similar to what has taken place in the B2C market, our digital experience platform empowers B2B companies with insights to better personalize their engagement. Large social media platforms have been successful at leveraging experiences and insights of consumers on their platforms to enable B2C companies to effectively understand their potential consumers. While these have been effective in the B2C market, B2B companies often lack deep insights about prospective customers to effectively understand and engage them.

Businesses today primarily use automated solutions, such as digital advertising and email, for marketing. While these automated solutions reach large numbers of prospective customers, they have generally failed to deepen customer engagement because they were designed with the simple purpose of pushing marketing messages in one direction—from the business to the prospective customer. For businesses to succeed, we believe their sales and marketing strategies must evolve from the era of automation to the era of engagement. Our platform provides an innovative way both to scale digital marketing and deepen prospective customer engagement. We believe our opportunity to help businesses convert digital engagement into revenue will continue to grow as industries modernize their sales and marketing processes, which has been accelerated by the COVID-19 pandemic.

We sell subscriptions to our platform’s experience products that are backed by analytics and our ecosystem of third-party integrations. Before 2013, we offered services and licensed software for managing webinars and virtual events primarily on a per event basis. In 2013, we transitioned to be a software-as-a-service company with the release of ON24 Elite and ON24 Virtual Environment as cloud-based subscription products. Substantially all of our customers subscribe to ON24 Elite, which enables customers to seamlessly broadcast video-based content and drive real-time interactivity in a single immersive experience. Our customers can host multiple tracks of their webinar experiences as a large-scale virtual event experience using ON24 Virtual Environment.

In 2018, we launched two complementary experience products, ON24 Engagement Hub and ON24 Target, to provide our customers with a system for digital engagement, offering customers the ability to curate and disseminate rich, multimedia content experiences. In addition to our products, we also provide professional services such as experience management, monitoring and premium support services, which provide the opportunity for recurring revenue, as well as implementation and other services.

We deliver our platform products as cloud-based subscriptions that are easy to use and purpose-built for sales and marketing professionals. As of December 31, 2020, we had over 1,900 customers in more than 60 countries. We have a highly engaged and loyal customer base leading to a successful land and expand strategy. As of December 31, 2020, the number of customers with subscriptions to two or more of our experience products increased to 30% as compared to 17% for the year ended December 31, 2019.

Prior to developing our current cloud-based subscription model, we generated revenue from our Legacy offering, which primarily consisted of fully managed events and associated services. In connection with shifting to our current data-driven, cloud-based subscription model, we stopped selling our Legacy offering to new customers in 2018 and stopped selling it to all customers in 2020. As a result, substantially all Legacy revenue ceased after December 2020. Our revenue was $156.9 million, $89.1 million, and $82.6 million for the years ended December 31, 2020, 2019, and 2018, respectively, representing period-over-period increase of 76% and 8% for 2020 and 2019, respectively. Our revenue, excluding our Legacy offering, was $154.8 million, $80.7 million, and $68.8 million for the years ended December 31, 2020, 2019, and 2018, respectively, representing period-over-period increase of 92% and 17% for 2020 and 2019, respectively. We had net income of $20.8 million for the year ended December 31, 2020, and a net loss of $17.5 million and $17.6 million for the years ended December 31, 2019 and 2018, respectively.

COVID-19 Update

In December 2019, an outbreak of COVID-19 emerged, and, by March 2020, the World Health Organization declared COVID-19 a global pandemic. Governments across the United States and around the world have instituted measures in an effort to slow infection rates, including orders to shelter-in-place, travel restrictions and mandated business closure. The global economic impacts of COVID-19 are significant and continue to evolve, as exhibited by, among other things, a rise in unemployment, changes in consumer behavior and market volatility.

The imperative to optimize digital sales and marketing investments to drive revenue conversion has become more important as businesses accelerate digital transformation initiatives in response to the COVID-19 pandemic, resulting in increased usage of our subscription and other platforms. For the year ended December 31, 2020, our revenue increased by 76% as compared to the year ended December 31, 2019, in part due to the impact of COVID-19.

There is no assurance that we will continue to experience such accelerated growth. If the effects of the COVID-19 pandemic subside, our customers and their users may resume in-person marketing activities in a way that decreases usage of our platform. The extent of the impact of COVID-19 on our business and financial performance may be influenced by a number of factors, many of which we cannot control, including the duration and spread of the pandemic, future spikes of COVID-19 infections resulting in additional preventative and mitigative measures, the severity of the economic decline attributable to or influenced by the pandemic, the timing and nature of a potential economic recovery, the impact on our customers and our sales cycles, and our ability to generate new business leads. For additional details, see the section titled “Risk Factors.”

Key Factors Affecting Our Performance

Acquiring New Customers

We are focused on continuing to grow the number of customers that use our platform. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. A single customer may have multiple agreements with us for separate divisions, subsidiaries or affiliates. Our operating results and growth prospects will depend in part on our ability to attract new customers. While we believe we have a significant market opportunity that our platform addresses, it is difficult to predict customer adoption rates or the future growth rate and size of the market for our platform. We will need to continue to invest in our sales and marketing functions in order to address this opportunity by hiring, developing and retaining talented sales personnel who are able to achieve desired productivity levels in a reasonable period of time.

Despite our strong growth to date, we believe our market is still relatively underpenetrated and, as a result, we see significant opportunity to market our solutions globally. We estimate that our customer base of over 1,900 customers as of December 31, 2020 represents less than 1% of the number of companies that our solutions can address. We intend to pursue new customers through specialized and aligned sales teams focused on Enterprise and Commercial customers.

Retention and Expansion of ON24 Across Existing Customers

We believe we can achieve significant growth by retaining and further penetrating our existing customer base with the addition of new users and new products, and through upsell and cross sell. Our multi-dimensional land and expand model drives onboarding and allows us to acquire customers via free trials, live demos and continuous engagement with an efficient sales and marketing investment. As we continue to drive more actionable revenue generating marketing insights, we believe that we have a significant opportunity to further increase sales among existing customers across different functional and geographic departments within each respective organization. Our ability to pursue this opportunity will require us to scale our sales and marketing organization and otherwise increase our operating expenses, and we may not be successful on the timetable we anticipate, or at all, for any number of reasons, which may cause our results to vary from period to period.

Innovation and Expansion of Our Platform

We plan to continually develop new products that enhance the functionality of our platform, improve our user experiences and drive customer engagement in order to further capitalize on new opportunities. We intend to sell these new solutions to both existing and new customers, to drive an increase in revenue as the breadth and depth of our solutions and use cases expands. We also intend to continue investing in our platform and related infrastructure to improve capacity, security and scalability. These development efforts will require significant investments, some of which may be episodic or otherwise cause our expenses to vary from period to period.

International Expansion

We believe the expansion of real-time, revenue-generating marketing intelligence in international markets is a significant opportunity. For the years ended December 31, 2020 and 2019, approximately 24% and 21%, respectively, of our revenue came from outside the United States. We believe there is a compelling opportunity to expand our solutions internationally, both in countries where we currently operate and countries where we do not yet sell subscriptions to our solutions. Continuing to expand our international operations will require considerable management attention and other resources and may present challenges associated with complying with local expectations, customs, laws and regulations, which may impact our ability to sell subscriptions to our solutions and otherwise cause our results to vary from period to period.

Key Business Metrics

We review the following key business metrics to measure our performance, identify trends, formulate financial projections and make strategic decisions. Our methods for calculating these metrics may differ from similarly titled metrics at other companies, which may hinder comparability with other companies. The following table sets forth as of the dates indicated our number of customers, our ARR, our NRR, and our $100k Customers:

	Year ended December 31,
	2020	2019	2018
	(dollars in thousands)
Customers	1,994	1,401	1,241
ARR	$153,362	$76,852	$61,249
NRR	149%	108%	107%
$100k Customers	302	144	116

Number of Customers

Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. We serve customers of all sizes, ranging from small businesses to global Fortune 100 organizations across a diverse set of industries, including technology, financial services, healthcare, industrial and manufacturing, professional services and B2B information services companies. Our diverse customer base has grown from 760 customers as of December 31, 2015 to over 1,900 customers as of December 31, 2020. Our platform is designed with a long-term view toward our customer relationships and to grow with customers as their needs expand.

Annual Recurring Revenue

We believe that ARR is a key metric to measure our business because it is driven by our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. ARR is calculated as the sum of the annualized value of our subscription contracts as of the measurement date, including existing customers with expired contracts that we expect to be renewed. Our ARR amounts exclude professional services, overages from subscription customers and Legacy revenue. Our ARR as of December 31, 2020, 2019 and 2018 was $153.4 million, $76.9 million, and $61.2 million, respectively. Our consistent ARR growth each quarter reflects our success in acquiring new customers and expanding subscriptions with existing customers, which was occurring prior to the COVID-19 pandemic and accelerated in 2020 partly in response to the COVID-19 pandemic.

Dollar-Based Net Retention Rate

We believe NRR is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and organically grow revenue from our customers. Our NRR as of a specified period end is calculated by dividing current period ARR by prior period ARR. Prior period ARR is the ARR for all engagement platform customers as of twelve months prior to such period end. Current period ARR is the ARR for the same customers as of the specified period end. Our NRR includes the effect of any customer renewals, expansion, contraction and churn but excludes ARR from customers that were acquired in the twelve months prior to the specified period end. Our NRR is subject to adjustment for mergers, acquisitions, dispositions and similar transactions involving our customers. Our NRR was149%, 108% and 107% as of December 31, 2020, 2019, and 2018, respectively. We believe our strong NRR reflects our success in retaining customers and expanding their subscriptions as customers realize the increasing importance of digital transformation, which accelerated in 2020 partly in response to the COVID-19 pandemic.

Customers Contributing $100,000 or More to ARR

We believe that our ability to increase our $100k Customers is a key indicator for important components of the growth of our business, including our success in expanding the use of our platform within large organizations. We define $100k Customers as customers contributing at least $100,000 in ARR. As of December 31, 2020, 2019 and 2018, we had 302, 144 and 116 customers, respectively, that contributed $100,000 or more of ARR, demonstrating our rapid penetration of larger organizations

Components of Results of Operations

Revenue

Subscription and Other Platform Revenue

Subscription and other platform revenue primarily consists of subscription fees from customer agreements to access our digital experience platform. Our customers do not have the ability to take possession of our software. We recognize subscription revenue on a straight-line basis over the term of the contract beginning on the date access to our platform is granted. Subscription and other platform revenue also includes usage fees from customers who acquire incremental capacity during their contract term. We recognize usage fees on a straight-line basis over the remaining term of the subscription contract, beginning when usage occurs. We expect our subscription revenue to increase over the long-term, depending on our ability to attract new customers and expand usage with current customers, which fluctuate from period to period.

Subscription and other platform revenue also contains revenue from our Legacy offering, which consists of contracts with customers for which we grant customers access to our platform only for the duration of specific contracted events. Our Legacy revenue is primarily recognized at a point in time as events occur. We stopped selling our Legacy offering to new customers in 2018, and substantially all subscription and other platform revenue associated with our Legacy offering ceased after December 2020.

Professional Services Revenue

Professional services revenue primarily consists of fees from customer agreements to provide consulting services, including experience management, monitoring and production services, implementation services and premium support services. The majority of our professional services consists of experience management and monitoring services, which are prepaid rights to a defined number of managed and monitored experiences. Professional services are generally considered distinct from the access provided to our platform. Professional services are available through hourly rate and fixed fee contracts, as well as one-time and ongoing engagements. We recognize revenue from experience management, monitoring and production services in the period the experience occurs and the services are delivered or, if they are not used by the customer, at the end of the subscription term. We recognize revenue from implementation services upon completion of the services. We recognize revenue from premium support offerings on a ratable basis over the subscription term. We expect our professional services revenue to increase as our customer base and use of our platform by existing customers increases, which may fluctuate from period to period. This fluctuation may include seasonality, with increased customer utilization of our platform in the fourth quarter and decreased utilization in the first quarter, reflecting the timing of our customers’ marketing initiatives and their internal budget cycles.

Professional services revenue also contains revenue from our Legacy offering, which consists of event-related services, and is recognized when the event occurs. We stopped selling our Legacy offering to new customers in 2018 and substantially all professional services revenue associated with our Legacy offering ceased after December 2020.

Cost of Revenue

Subscription and Other Platform Cost of Revenue

Subscription and other platform cost of revenue primarily consists of costs related to hosting our platform and providing operating support services to our customers. These costs are related to our co-located data centers, personnel-related costs such as salaries, bonuses, stock-based compensation expense, benefits costs associated with our operations and support personnel, software license fees and allocated overhead. We expect our subscription and other platform cost of revenue to increase in the near term in absolute dollars and as a percentage of revenue as we continue to move to a hybrid cloud and otherwise expand our infrastructure and, over the long term, to increase in absolute dollars as our subscription revenue increases.

Subscription and other platform cost of revenue also includes Legacy cost of revenue. We stopped selling our Legacy offering to new customers in 2018 and the Legacy component of subscription and other platform cost of revenue substantially ceased after December 2020 consistent with related revenue.

Professional Services Cost of Revenue

Professional services cost of revenue consists primarily of personnel-related costs, including salaries and bonuses, stock-based compensation, third-party consulting services and allocated overhead. We expect our professional services cost of revenue to increase in absolute dollars as our professional services revenue increases.

Professional services cost of revenue also includes Legacy cost of revenue. We stopped selling our Legacy offering to new customers in 2018 and substantially all of the Legacy component of professional services cost of revenue ceased after December 2020 consistent with related revenue.

Operating Expenses

Sales and Marketing

Sales and marketing expenses primarily consist of personnel-related expenses, including stock-based compensation directly associated with our sales and marketing organization. Other sales and marketing expenses include promotional events to promote our brand, such as awareness programs, digital programs, tradeshows and our annual user conference, software license expenses and allocated overhead. Sales commissions that are directly related to acquiring customer contracts, as well as associated payroll taxes, are deferred upon execution of a contract with a customer, and subsequently amortized to sales and marketing expense. Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years, as we specifically anticipate renewals of the customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. We plan to increase our investment in sales and marketing over the foreseeable future, primarily through increased headcount in our sales and marketing functions and investment in brand- and product marketing efforts. As a result, we expect our sales and marketing expenses will increase in the near term. However, we expect such expenses will decrease as a percentage of our revenue over time as our revenue grows, although the percentage may fluctuate from period to period depending on fluctuations in the timing and extent of our sales and marketing expenses.

Research and Development

Research and development expenses primarily consist of personnel-related expenses, including stock-based compensation directly associated with our research and development employees, contractor costs related to third-party development and allocated overhead. Research and development costs are expensed as incurred. We plan to increase the dollar amount of our investment in research and development for the foreseeable future as we focus on further developing our platform and infrastructure. As a result, we expect our research and development expenses will increase as a percentage of revenue in the near term.

General and Administrative

General and administrative expenses primarily consist of personnel-related expenses, including stock-based compensation, salaries and benefits for our personnel in executive, finance, legal and human resources organizations. In addition, these expenses include external legal costs, accounting and other consulting services, bad debt expense and allocated overhead.

We expect our general and administrative expenses to continue to increase in absolute dollars as we increase the size of our general and administrative function to support the growth of our business. In addition, as a public company, we expect to incur increased expenses in the areas of insurance, investor relations and professional services. As a result, we expect the absolute dollar amount of our general and administrative expenses to increase for the foreseeable future. We expect, however, that our general and administrative expenses will decrease as a percentage of our revenue over time, although the percentage may fluctuate from period to period.

Other Gains from Operations

Other gains from operations consists of a one-time gain from a legal settlement.

Interest Expense, Net

Interest expense, net consists primarily of interest expense incurred on our Revolving Credit Facility, and income earned on cash equivalents and short-term investments.

Other (Income) Expense, Net

Other (income) expense, net consists primarily of currency transaction gains or losses and miscellaneous non-operational income and expense.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business.

Results of Operations

We manage and operate as one reportable segment. The discussion below summarize our results of operations for the periods presented, which we derived from the audited consolidated financial statements included elsewhere in this Report.

Comparison of the Years Ended December 31, 2020 and 2019

Revenue

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Subscription and other platform	$122,630	$72,589	$50,041	69%
Professional services	34,311	16,544	17,767	107%
Total revenue	$156,941	$89,133	$67,808	76%

Total revenue for the year ended December 31, 2020 increased by $67.8 million, or 76%, as compared to the year ended December 31, 2019, primarily driven by an increase in digital experience platform revenue and partially offset by a decrease in Legacy revenue.

	Year Ended December 31,
	2020	2019	$ Change	% Change
Digital Experience Platform	(in thousands, except percentages)
Subscription and other platform	$121,214	$66,286	$54,928	83%
Professional services	33,583	14,413	19,170	133%
Total digital experience platform revenue	$154,797	$80,699	$74,098	92%
Legacy
Subscription and other platform	$1,416	$6,303	$(4,887)	(78%)
Professional service	728	2,131	(1,403)	(66%)
Total Legacy revenue	$2,144	$8,434	$(6,290)	(75%)
Total revenue	$156,941	$89,133	$67,808	76%

Total digital experience platform revenue for the year ended December 31, 2020 increased by $74.1 million, or 92%, as compared to the year ended December 31, 2019. The increase was primarily attributable to an increase in subscription and other platform revenue of $54.9 million and an increase in professional services revenue of $19.2 million mainly due to increases in our customer base, as well as the increase in use of our platform by our existing customers, which reflects an increase in demand for our experience management and monitoring services.

Total legacy revenue for the year ended December 31, 2020 decreased by $6.3 million, or 75%, as compared to the year ended December 31, 2019 primarily attributable to a decrease in subscription and other Legacy platform revenue as we stopped selling our Legacy offering to new customers in 2018. Substantially all Legacy revenue ceased after December 2020.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Subscription and other platform	$20,746	$16,730	$4,016	24%
Professional services	12,589	10,411	2,178	21%
Total cost of revenue	$33,335	$27,141	$6,194	23%
Gross profit	$123,606	$61,992	$61,614	99%
Gross margin	79%	70%

Cost of Revenue

Cost of revenue for the year ended December 31, 2020 increased by $6.2 million, or 23%, as compared to the year ended December 31, 2019, primarily driven by an increase in digital experience platform and professional services revenue and partially offset by a decrease in Legacy cost of revenue.

Total digital experience platform cost of revenue for the year ended December 31, 2020 increased by $8.5 million, or 37%, as compared to the year ended December 31, 2019, primarily due to an increase in subscription and other platform cost of revenue of $5.2 million and an increase in professional services cost of revenue of $3.3 million. The increase in total digital experience platform cost of revenue was primarily driven by an increase in personnel-related expenses of $4.5 million due to increased headcount to support our platform and deliver services, a $1.9 million increase in bandwidth, transmission and software costs due to the expansion of infrastructure and data centers, and a $1.5 million increase in contractor costs and consulting service fees.

Total legacy cost of revenue for the year ended December 31, 2020 decreased by $2.4 million, or 62%, as compared to the year ended December 31, 2019. The decrease in total Legacy cost of revenue was primarily driven by a reduction in headcount and facilities allocation costs as we stopped selling our Legacy offering to new customers in 2018 and substantially all Legacy revenue ceased after December 2020.

Gross Margin

Gross margin in the year ended December 31, 2020 increased to 79% as compared to 70% for the year ended December 31, 2019. The increase in gross margin was primarily attributable to the significant increase in total digital experience platform revenue, which increased by 92%, compared to our digital experience platform cost of revenue, which increased by 37%.

Operating Expenses

Sales and Marketing

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$60,640	$47,773	$12,867	27%

Sales and marketing expense for the year ended December 31, 2020 increased as compared to the year ended December 31, 2019, primarily attributable to an increase in personnel-related expenses of $9.9 million due to increased headcount to support the growth in our sales force, a $4.4 million increase in marketing and advertising expenses due to increased demand generation activity, and a $0.9 million increase in recruiting costs. These increases were partly offset by a decrease in travel related expenses of $1.9 million and conferences and events expenses of $1.4 million, primarily due to the impact of the COVID-19 pandemic.

Research and Development

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Research and development	$19,275	$15,730	$3,545	23%

Research and development expense for the year ended December 31, 2020 increased as compared to the year ended December 31, 2019, primarily attributable to an increase of $2.3 million in personnel-related expenses due to increased headcount for the development of our solutions, an increase of $0.8 million in contractor costs for development activities and an increase of $0.5 million in facilities and other expenses.

General and Administrative

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$21,848	$14,590	$7,258	50%

General and administrative expense for the year ended December 31, 2020 increased as compared to the year ended December 31, 2019, primarily attributable to an increase of $3.7 million in professional, legal and accounting related expenses mainly as a result of additional expenses incurred to prepare for the IPO, an increase of $2.4 million in personnel-related expenses due to increased headcount, an increase in bad debt expense of $0.8 million and an increase in facilities and other expenses of $0.5 million. These increases were partly offset by a decrease in travel related expenses of $0.2 million, primarily due to the impact of the COVID-19 pandemic.

Interest Expense, Net

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Interest expense, net	$869	$1,029	$(160)	(16%)

Interest expense, net for the year ended December 31, 2020 decreased as compared to the year ended December 31, 2019, primarily due to a lower borrowing rate on our Revolving Credit Facility.

Other (Income) Expense, Net

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Other (income) expense, net	$(76)	$42	$118	281%

Other (income) expense, net for the year ended December 31, 2020 increased $0.1 million as compared to the year ended December 31, 2019.

Provision for Income Taxes

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Provision for income taxes	$297	$355	$(58)	(16%)

Provision for income taxes for the year ended December 31, 2020 remained relatively flat as compared to the year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020 and 2019, our principal sources of liquidity were cash, cash equivalents and short-term investments of $61.2 million and $23.8 million, respectively, which were held for working capital purposes. Our investments generally consist of money market funds and certificates of deposit which are short-term in nature.

We have financed our operations primarily through sales of convertible preferred stock and payments from our customers. During the year ended December 31, 2019, we issued 2,310,067 shares of Class B-1 redeemable convertible preferred stock for an aggregate amount of $25.0 million. We also have a Revolving Credit Facility to obtain up to $30.0 million in debt financing. As of December 31, 2020 and 2019, we had $22.4 million and $22.4 million, respectively, aggregate principal amount of debt outstanding under the Revolving Credit Facility, which we repaid in full subsequent to December 31, 2020. Our principal uses of cash in recent periods have been to fund our operations, invest in research and development and to purchase investments.

In February 2021, we raised net proceeds of $348.1 million in our IPO, after deducting the underwriting discount of $26.6 million and other estimated offering costs of $5.3 million.

We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements will depend on many factors including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, as well as expenses associated with our international expansion, including the timing and extent of additional capital expenditures to invest in existing and new office spaces. We may in the future enter into arrangements to acquire or invest in complementary businesses, products, services and technologies, and we may need to seek additional equity or debt financing. In the event that additional financing is needed from outside sources, we may not be able to raise the necessary capital or raise the capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition could be materially and adversely affected.

The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2020	2019
Net cash provided by (used in) operating activities	$37,542	$(11,350)
Net cash provided by (used in) investing activities	970	(4,162)
Net cash provided by financing activities	804	27,580

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions to use our platform. Our primary uses of cash from operating activities are from personnel-related expenditures, costs related to hosting our platform and marketing expenses. Our cash flow from operating activities will continue to be influenced principally by the extent to which we increase spending on our business and our working capital requirements.

Net cash provided by operating activities is impacted by our net income (loss) adjusted for certain non-cash items, such as stock-based compensation, depreciation, and amortization expenses, as well as the effect of changes in operating assets and liabilities.

Net cash provided by operating activities of $37.5 million for the year ended December 31, 2020 was primarily due to our net income of $20.8 million and non-cash charges for amortization of deferred contract acquisition costs of $11.1 million, depreciation and amortization of $3.0 million, stock-based compensation of $2.9 million, and provision for accounts receivable allowance of $3.0 million. Changes in operating assets and liabilities decreased cash flows from operations by $3.3 million primarily attributable to an unfavorable change in accounts receivable of $29.0 million due to timing of cash receipts from customers, an unfavorable change in deferred contract acquisition costs of $26.4 million driven by an increase in subscriptions, and an unfavorable change in prepaid expense and other assets of $2.9 million driven mainly by timing of prepayments and increased business activities, partially offset by a favorable change in accrued liabilities of $5.0 million primarily due to higher accrued compensation costs driven by increased headcount and higher accrued professional and other service costs driven by company growth, a favorable change in accounts payable of $2.0 million due to timing of payments to vendors, and a favorable change in deferred revenue of $48.0 million due to increases in subscriptions.

Net cash used in operating activities of $11.4 million for the year ended December 31, 2019 was primarily due to net loss of $17.5 million, partially offset by non-cash charges for amortization of deferred contract acquisition costs of $7.0 million due to the adoption of Topic 606, depreciation and amortization of $2.3 million, stock-based compensation of $2.0 million and provision for accounts receivable allowances of $0.7 million. Changes in operating assets and liabilities decreased cash flows from operations by $5.8 million primarily due an increase in deferred contract acquisition costs of $9.0 million due to the adoption of Topic 606, an increase in accounts receivable of $5.4 million due to increases in subscriptions, an increase in prepaid expenses and other current assets of $0.3 million, a decrease in accrued liabilities of $0.3 million and a decrease in other long-term liabilities of $0.3 million, partially offset by an increase in deferred revenue of $9.4 million due to increases in subscriptions.

Investing Activities

Net cash provided by investing activities of $1.0 million for the year ended December 31, 2020 was related to net proceeds from settlements of short-term investments of $2.0 million, partially offset by capital expenditures of $1.0 million to support ongoing operations.

Net cash used in investing activities of $4.2 million for the year ended December 31, 2019 was related to net purchases of short-term investments of $3.0 million and capital expenditures of $1.2 million to support ongoing operations.

Financing Activities

Net cash provided by financing activities of $0.8 million for the year ended December 31, 2020 was primarily related to the proceeds from the exercise of stock options of $3.8 million, partially offset by payments of IPO related costs of $1.9 million and the repayment of capital lease obligations of $1.3 million.

Net cash provided by financing activities of $27.6 million for the year ended December 31, 2019 was primarily related to the issuance of Class B-1 preferred stock of $25.0 million, net proceeds of $3.3 million from the draw down and repayment on the Revolving Credit Facility and proceeds from the exercise of stock options of $0.4 million, partially offset by the repayment of capital lease obligations of $1.1 million.

Remaining Performance Obligations

The terms of our subscription agreements are primarily annual and to a lesser extent, multi-year. We may bill for the full term in advance or on an annual or monthly basis, depending on the terms of the agreement. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $148.3 million, which consists of both billed consideration in the amount of $93.4 million and unbilled consideration in the amount of $54.9 million that we expect to recognize as revenue. We expect to recognize 70% of the revenue for our remaining performance obligations in 2021 and the remainder thereafter.

Debt Obligations

Revolving Credit Facility

In April 2013, we entered into a loan and security agreement with Comerica Bank, which was subsequently amended and restated, and provides us the ability to borrow up to $30.0 million with a letter of credit sublimit of $3.9 million and a credit card sublimit of $0.7 million. The Revolving Credit Facility is secured by a security interest on substantially all of our assets. As of the year ended December 31, 2020 and 2019, we had drawn $22.4 million and $22.4 million, respectively, against the Revolving Credit Facility. Outstanding principal amounts on the Revolving Credit Facility incur interest at the prime rate, as published by the Wall Street Journal (Prime Rate), plus 0,75% effective July 31, 2020 and prime rate, plus 0.50% prior to July 31, 2020. The prime rates as of December 31, 2020 and 2019 was 3.25% and 4.75%, respectively. Interest expense on the Revolving Credit Facility for the years ended December 31, 2020 and 2019 was $0.7 million and $1.2 million, respectively.

Subsequent to December 31, 2020, we repaid in full the remaining outstanding balance under our Revolving Credit facility of $22.4 million.

Equipment Loan Agreements

We have entered into various equipment loan agreements that allow us to obtain financing to purchase equipment. Borrowings are secured by the equipment purchased. The equipment loan agreements are repaid over 36 months beginning from the date of the advance at an interest rate ranging from 6.5% to 10.1%. As of December 31, 2020, and 2019, we owed $0.4 million and $0.2 million, respectively, on the equipment loans.

Commitments and Contractual Obligations

The following table summarizes our noncancelable contractual obligations as of December 31, 2020:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$12,143	$2,953	$4,989	$4,201	$—
Capital lease obligations	5,767	2,450	3,317	—	—
Other debt including interest	22,788	196	22,592	—	—
Total	$40,698	$5,599	$30,898	$4,201	$—

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding.

Critical Accounting Policies, Significant Judgments, and Use of Estimates

Critical accounting policies and estimates are those accounting policies and estimates that are both the most important to the portrayal of our net assets and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Critical accounting estimates are accounting estimates where the nature of the estimates are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on financial condition or operating performance is material.

The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

We derive our revenue from subscription agreements with customers for access to our platform and related services. We elected to adopt Topic 606, effective as of January 1, 2019, utilizing the modified retrospective method of adoption. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, references to Topic 606 used herein refer to both Topic 606 and Subtopic 340-40. Accordingly, our consolidated financial statements for the year ended December 31, 2018 are presented under Topic 605, Revenue Recognition, and our consolidated financial statements for the year ended December 31, 2020 and 2019 are presented under Topic 606, with the cumulative impact of the adoption of Topic 606 recorded on January 1, 2019. The primary impact of the adoption of Topic 606 was the capitalization and amortization of incremental costs of obtaining contracts with customers. See Note 1, Summary of Business and Significant Accounting Policies, to our consolidated financial statements for further discussion.

In accordance with Topic 606, Revenue from Contracts with Customers, we recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for promised goods or services. We apply the following five-step revenue recognition model in accounting for our revenue arrangements:

1. Identification of the contract, or contracts, with the customer

We determine a contract with a customer to exist when the contract is approved, each party’s rights regarding the services to be transferred can be identified, the payment terms for the services can be identified, the customer has the ability and intent to pay, and the contract has commercial substance. At contract inception, we will evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.

2. Identification of the performance obligations in the contract

Performance obligations committed in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services and the products is separately identifiable from other promises in the contract.

Our performance obligations generally consist of access to our digital experience platform and related support services, which, together, are considered one performance obligation. Our customers do not have the ability to take possession of our software, and through access to our platform we provide a series of distinct software-based services that are satisfied over the term of the subscription. Customers may also purchase incremental capacity to our digital experience platform. We recognize incremental access as a series of distinct software-based services that are satisfied over the remaining term of the subscription. Our Legacy offering includes performance obligations to provide customers with access to our platform for the duration of specific contracted events, and revenue is recognized primarily as events occur. Amounts related to our digital experience platform and our Legacy offering are recorded as subscription and other platform revenue in the consolidated statements of operations.

We also provide professional services, which include consulting services, such as experience management, monitoring and production services, implementation services and premium support services. Professional services are generally considered distinct from the access to our digital experience platform. Amounts are recorded as Professional Services revenue in the consolidated statements of operations.

We enter into contracts with customers that regularly include promises to transfer multiple services through access to our platform. For arrangements with multiple services, we evaluate whether the individual services qualify as distinct performance obligations. In our assessment of whether a service is a distinct performance obligation, we determine whether the customer can benefit from the service on its own or with other readily available resources and whether the service is separately identifiable from other services in the contract. This evaluation requires us to assess the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated, highly interrelated or significantly modify each other, which may require judgment based on the facts and circumstances of the contract.

3. Determination of the transaction price

The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring services to the customer. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. We apply the practical expedient in Topic 606 paragraph 10-32-18 and do not adjust the promised amount of consideration for the effects of a significant financing component for contracts that are one year or less, and none of our multi-year contracts contain a significant financing component. Revenue is recognized net of any taxes collected from customers which are subsequently remitted to governmental entities, such as sales and other indirect taxes.

Our digital experience platform and related support services are typically warranted to perform in a professional manner that will comply with the terms of the subscription agreements. In addition, we include service level commitments to our customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that we fail to meet those service levels. These credits represent a form of variable consideration. Historically, we have not experienced any significant incidents affecting the defined levels of reliability and performance as required by the subscription agreements. We have not provided any material refunds related to these agreements in the consolidated financial statements during the periods presented.

4. Allocation of the transaction price to the performance obligations in the contract

Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price, or the SSP. The SSP is the price at which we would sell a promised good or service separately to a customer. In instances where we do not sell or price a product or service separately, establishing SSP requires significant judgement. We estimate the SSP by considering available information, such as market conditions, internally approved pricing guidelines and the underlying cost of delivering the performance obligation.

5. Recognition of the revenue when, or as, a performance obligation is satisfied

Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue is recognized in an amount that reflects the consideration that we expect to receive in exchange for those services. We recognize subscription revenue on a straight-line basis over the term of the applicable contract subscription period beginning on the date access to our platform is granted. We recognize revenue from consulting services related to events in the period the event occurs and the service is delivered. We recognize revenue from implementation services upon completion of the services. We recognize revenue from premium support offerings on a ratable basis over the applicable subscription term.

Costs to Obtain a Contract

Prior to the adoption of Topic 606, costs associated with obtaining customer contracts were recorded as sales and marketing expenses in the period the related customer contract was signed. Subsequent to the adoption of Topic 606, we capitalize sales commissions and associated payroll taxes paid to internal sales personnel and third-party referral fees that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs on our consolidated balance sheets. We determine whether costs should be deferred based on our sales compensation plans and if the commissions are incremental and would not have occurred absent the customer contract.

Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years, as we specifically anticipate renewals of customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. We determine the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of our platform and related significant features. Amortization of deferred contract acquisition costs is included in sales and marketing expense in our consolidated statements of operations.

Stock-Based Compensation

Stock-based compensation expense related to stock awards is recognized based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the awards, which is generally four years. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised.

Our use of the Black-Scholes option-pricing model requires the input of highly subjective assumptions. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

These assumptions and estimates are as follows:

•

Fair Value of Common Stock. As our common stock was not publicly traded prior to the IPO, the fair value was determined by our board of directors, with input from management and valuation reports prepared by independent third-party valuation firms. For valuations of option grants made after the closing of our IPO, our board of directors determines the fair value of each share of common stock based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on the New York Stock Exchange.

•	Risk-Free Interest Rate. The risk-free interest rate for the expected term of the options was based on the U.S. Treasury yield curve in effect at the time of the grant.
•

Expected Term. The expected term of options represents the period of time that options are expected to be outstanding. Our historical stock option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to a lack of sufficient data. For stock options granted to employees, we estimate the expected term by using the simplified method. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options. For stock options granted to nonemployees, the expected term equals the contractual term of the option.

•

Expected Volatility. As we do not have a trading history for our common stock prior to the IPO, the expected volatility was estimated by taking the average historic price volatility for industry peers, consisting of several public companies in our industry which are either similar in size, stage of life cycle, or financial leverage, over a period equivalent to the expected term of the awards.

•

Expected Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to declare or pay cash dividends in the foreseeable future. As a result, an expected dividend yield of zero percent was used.

The Black-Scholes assumptions used in evaluating our awards are as follows:

	Year Ended December 31,
	2020	2019	2018
Fair value of common stock	$2.32 - $33.75	$2.32 - $3.15	$2.15 - $2.44
Risk-free interest rate	0.4% - 1.7%	1.5% - 2.5%	2.7% - 3.0%
Expected terms (years)	6.25	6.25	6.25
Expected volatility	41.6% - 62.0%	40.7% - 51.5%	51.5% - 58.0%
Expected dividend yield	0%	0%	0%

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimation process, which could materially impact our future stock-based compensation expense.

Common Stock Valuations

For periods prior to the closing of our IPO, the fair value of our business, or enterprise value, was determined using either the market approach or a combination of the market and income approaches. The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to the subject company’s financial results to estimate the value of the subject company. The income approach estimates the fair value of a company based on the present value of the company’s future estimated cash flows and the residual value of the company beyond the forecast period. These future cash flows, including the cash flows beyond the forecast period for the residual value, are discounted to their present values using an appropriate discount rate, to reflect the risks inherent in the company achieving these estimated cash flows.

For valuations prior to October 1, 2019, the resulting equity value is then allocated to each class of stock using the Option Pricing Method, or the OPM. The OPM treats common stock and convertible preferred stock as call options on an equity value, with exercise prices based on the liquidation preference of our convertible preferred stock. The common stock is modeled as a call option with a claim on the equity value at an exercise price equal to the remaining value immediately after our convertible preferred stock is liquidated. For valuations as of and subsequent to October 1, 2019, we have used a hybrid method utilizing a combination of the OPM and the probability-weighted expected return method, which includes a probability-weighted analysis of varying values for our common stock assuming possible future events for our company, including scenarios for completing an initial public offering, completing an acquisition, and remaining a private company. Prior October 1, 2019, we believed the use of the OPM was appropriate because the range of possible future outcomes was difficult to predict and highly speculative. Under either methodology, after the equity value was determined and allocated to the various classes of shares, a discount for lack of marketability, or DLOM, was applied to arrive at the fair value of common stock on a non-marketable basis. A DLOM is applied based on the theory that the stockholder of a private company has limited information and opportunities to sell their stock. A market participant that would purchase this stock would recognize this risk and thereby require a higher rate of return, which would reduce the overall fair market value.

Our assessments of the fair value of common stock for grant dates were based in part on the current available financial and operational information and the common stock value provided in the most recent valuation as compared to the timing of each grant. For financial reporting purposes, we considered the amount of time between the valuation date and the grant date to determine whether to use the latest common stock valuation or a straight-line interpolation between the two valuation dates. This determination included an evaluation of whether the subsequent valuation indicated that any significant change in valuation had occurred between the previous valuation and the grant date. For valuations during the fourth quarter of 2020, we determined the fair values of each share of common stock based on a straight-line interpolation between the valuation date of September 15, 2020, the date on which we first obtained a third-party valuation after we held our IPO organizational meeting on September 3, 2020, and the midpoint of the preliminary IPO price range on an assumed pricing on February 2, 2021, the day prior to our shares were listed on the New York Stock Exchange.

For valuations after February 3, 2021, when our shares began trading on the New York Stock Exchange in connection with our IPO, our board of directors determines the fair value of each share of common stock based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on the New York Stock Exchange.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to avail ourselves of this exemption from new or revised accounting standards. Accordingly, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or that have opted out of using such extended transition period.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements included elsewhere in this Form 10-K for more information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency and Exchange Risk

The vast majority of our cash generated from revenue are denominated in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, the United Kingdom, Australia, Singapore and Japan. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for the years ended December 31, 2020, 2019 and 2018. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Interest Rate Risk

We had cash, cash equivalents and short-term investments of $61.2 million and $23.8 million as of December 31, 2020 and 2019, respectively. Cash and cash equivalents consist of bank deposits and highly liquid investments, primarily money market funds purchased with an original maturity of three months or less. Our investments generally consist of money market funds and certificates of deposit which are short-term in nature. The cash, cash equivalents and short-term investments are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

ON24, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

ON24, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ON24, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers and sales commissions as of January 1, 2019, due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, and Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2009.

San Francisco, California

March 29, 2021

ON24, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$58,243	$18,844
Short-term investments	3,000	5,000
Accounts receivable, net of allowances and reserves of $2,173 and $912, as of December 31, 2020 and 2019, respectively	48,617	22,602
Deferred contract acquisition costs, current	10,528	5,571
Prepaid expenses and other current assets	7,079	2,220
Total current assets	127,467	54,237
Property and equipment, net	9,051	5,370
Deferred contract acquisition costs, non-current	18,753	8,471
Other long-term assets	1,447	458
Total assets	$156,718	$68,536

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$4,730	$2,109
Accrued liabilities	17,439	11,372
Deferred revenue	92,240	44,441
Long-term debt, current portion	2,359	1,007
Total current liabilities	116,768	58,929
Long-term debt	25,727	23,058
Other long-term liabilities	4,022	3,900
Total liabilities	146,517	85,887

Commitments and contingencies (See Note 6)

Convertible Class A-1 and Class A-2 preferred stock, $0.0001 par value per share; 21,699,945 shares authorized as of December 31, 2020 and 2019; 21,683,548 shares issued and outstanding as of December 31, 2020 and 2019; aggregate liquidation preference of $102,776 as of December 31, 2020 and 2019	83,857	83,857
Redeemable convertible Class B and Class B-1 preferred stock, $0.0001 par value per share; 5,543,918 shares authorized as of December 31, 2020 and 2019; 5,543,918 shares issued and outstanding as of December 31, 2020 and 2019; aggregate liquidation preference of $70,000 as of December 31, 2020 and 2019	70,000	70,000
Stockholders’ deficit
Common stock, 0.0001 par value per share; 50,000,000 shares authorized as of December 31, 2020 and 2019; 10,896,137 and 8,953,967 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1	1
Additional paid-in capital	27,512	20,809
Accumulated deficit	(171,263)	(192,016)
Accumulated other comprehensive income (loss)	94	(2)
Total stockholders’ deficit	(143,656)	(171,208)
Total liabilities, convertible preferred stock and stockholders’ deficit	$156,718	$68,536

The accompanying notes are an integral part of these consolidated financial statements.

ON24, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2020	2019	2018
Revenue:
Subscription and other platform	$122,630	$72,589	$66,079
Professional services	34,311	16,544	16,529
Total revenue	156,941	89,133	82,608
Cost of revenue:
Subscription and other platform	20,746	16,730	14,232
Professional services	12,589	10,411	10,689
Total cost of revenue	33,335	27,141	24,921
Gross profit	123,606	61,992	57,687
Operating expenses:
Sales and marketing	60,640	47,773	46,980
Research and development	19,275	15,730	14,343
General and administrative	21,848	14,590	13,299
Other gains from operations	—	—	(850)
Total operating expenses	101,763	78,093	73,772
Income (loss) from operations	21,843	(16,101)	(16,085)
Interest expense, net	869	1,029	1,052
Other (income) expense, net	(76)	42	256
Income (loss) before provision for income taxes	21,050	(17,172)	(17,393)
Provision for income taxes	297	355	198
Net income (loss)	20,753	(17,527)	(17,591)
Change in Class B-1 preferred stock redemption value	—	(10,047)	—
Cumulative preferred dividends allocated to preferred stockholders	(5,685)	(4,774)	(3,025)
Net income (loss) attributable to common stockholders	$15,068	$(32,348)	$(20,616)
Net income (loss) per share attributable to common stockholders:
Basic	$0.40	$(3.68)	$(2.50)
Diluted	$0.35	$(3.68)	$(2.50)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	10,017,574	8,788,628	8,241,522
Diluted	16,187,149	8,788,628	8,241,522

The accompanying notes are an integral part of these consolidated financial statements.

ON24, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended December 31,
	2020	2019	2018
Net income (loss)	$20,753	$(17,527)	$(17,591)
Foreign currency translation adjustment, net of tax	96	(80)	80
Total comprehensive income (loss)	$20,849	$(17,607)	$(17,511)

The accompanying notes are an integral part of these consolidated financial statements.

ON24, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

	Convertible Preferred Stock		Redeemable convertible preferred stock		Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	income (loss)	deficit
Balance as of December 31, 2017	21,683,024	$83,845	3,233,851	$35,000	8,165,131	$1	$16,549	$(158,833)	$(2)	$(142,285)
Issuance of common stock upon exercise of stock options	—	—	—	—	516,426	—	376	—	—	376
Stock-based compensation expense	—	—	—	—	—	—	1,460	—	—	1,460
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	80	80
Net loss	—	—	—	—	—	—	—	(17,591)	—	(17,591)
Balance as of December 31, 2018	21,683,024	83,845	3,233,851	35,000	8,681,557	1	18,385	(176,424)	78	(157,960)
Cumulative-effect upon adoption of Topic 606	—	—	—	—	—	—	—	11,982	—	11,982
Issuance of Class B-1 convertible preferred stock, net of issuance costs	—	—	2,310,067	24,953	—	—	—	—	—	—
Change in Class B-1 preferred stock redemption value	—	—	—	10,047	—	—	—	(10,047)	—	(10,047)
Issuance of common stock upon exercise of stock options	—	—	—	—	272,410	—	426	—	—	426
Stock-based compensation expense	—	—	—	—	—	—	1,998	—	—	1,998
Issuance of preferred stock upon exercise of preferred stock warrants	524	12	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(80)	(80)
Net loss	—	—	—	—	—	—	—	(17,527)	—	(17,527)
Balance as of December 31, 2019	21,683,548	83,857	5,543,918	70,000	8,953,967	1	20,809	(192,016)	(2)	(171,208)
Issuance of common stock upon exercise of stock options	—	—	—	—	1,942,170	—	3,774	—	—	3,774
Stock-based compensation expense	—	—	—	—	—	—	2,929	—	—	2,929
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	96	96
Net income	—	—	—	—	—	—	—	20,753	—	20,753
Balance as of December 31, 2020	21,683,548	$83,857	5,543,918	$70,000	10,896,137	$1	$27,512	$(171,263)	$94	$(143,656)

The accompanying notes are an integral part of these consolidated financial statements.

ON24, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$20,753	$(17,527)	$(17,591)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,974	2,329	1,982
Stock-based compensation expense	2,929	1,998	1,460
Amortization of deferred contract acquisition cost	11,115	7,012	—
Provision for state and local tax	—	—	58
Provision for allowance for doubtful accounts and billing reserve	3,009	743	651
Noncash interest and dividends received	63	(148)	(123)
Changes in operating assets and liabilities:
Accounts receivable	(29,024)	(5,431)	(3,304)
Deferred contract acquisition cost	(26,354)	(8,983)	—
Prepaid expenses and other assets	(2,862)	(270)	(372)
Accounts payable	2,032	113	(728)
Accrued liabilities	4,986	(268)	829
Other long-term liabilities	122	(310)	3,727
Deferred revenue	47,799	9,392	4,772
Net cash provided by (used in) operating activities	37,542	(11,350)	(8,639)
Cash flows from investing activities:
Purchase of property and equipment	(1,030)	(1,162)	(3,432)
Purchase of short-term investments	(5,000)	(12,000)	(11,600)
Proceeds from settlement of short-term investments	7,000	9,000	18,980
Net cash provided by (used in) investing activities	970	(4,162)	3,948
Cash flows from financing activities:
Proceeds from issuance of common stock resulting from exercise of options	3,774	426	376
Proceeds from issuance of Class B-1 preferred stock, net of issuance costs	—	24,953	—
Proceeds from long-term debt	28,381	9,508	4,100
Repayments of long-term debt	(28,179)	(6,193)	(76)
Repayment of capital lease obligations	(1,270)	(1,114)	(904)
Payments of deferred offering costs	(1,902)	—	—
Net cash provided by financing activities	804	27,580	3,496
Effect of exchange rate changes on cash, cash equivalents and restricted cash	96	(80)	80
Net increase (decrease) in cash, cash equivalents and restricted cash	39,412	11,988	(1,115)
Cash, cash equivalents and restricted cash, beginning of period	18,933	6,945	8,060
Cash, cash equivalents and restricted cash, end of period	$58,345	$18,933	$6,945
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$183	$238	$155
Cash paid for interest	$967	$1,392	$978
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital leases	$5,089	$787	$1,686
Property and equipment acquisitions funded by liabilities	$581	$74	$281
Deferred offering costs in accounts payable and accrued liabilities	$1,318	$—	$—
Change in Class B-1 preferred stock redemption value	$—	$10,047	$—

The accompanying notes are an integral part of these consolidated financial statements

ON24, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Business and Significant Accounting Policies

Description of Business

ON24, Inc. and its subsidiaries (together, ON24 or the Company) provides a leading, cloud-based digital experience platform that enables businesses to convert customer engagement into revenue through interactive webinar experiences, virtual event experiences and multimedia content experiences. Our platform’s portfolio of interactive, personalized and content-rich digital experience products creates and captures actionable, real-time data at scale from millions of professionals every month to provide businesses with buying signals and behavioral insights to efficiently convert prospects into customers. The Company was incorporated in the state of Delaware in January 1998 as NewsDirect, Inc. In December 1998, the Company changed its name from NewsDirect, Inc. to ON24, Inc. The Company is headquartered in San Francisco, California.

Initial Public Offering

On February 5, 2021, the Company completed its initial public offering (IPO) for net proceeds of $348.1 million to the Company, after deducting the underwriting discount of $26.6 million and other estimated offering costs of $5.3 million. See Note 12 for further discussions.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and include the accounts of ON24, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to the current year's presentation. None of these reclassifications had a material impact to our consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to, the estimated expected benefit period for deferred contract acquisition costs, the determination of standalone selling price for the Company’s performance obligations, the allowance for doubtful accounts and billing reserve, the useful lives of long-lived assets, the value of common stock and other assumptions used to measure stock-based compensation, the valuation of deferred income tax assets and uncertain tax positions. Actual results could differ from those estimates.

Concentration of Risks

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents, restricted cash and short-term investments with high-quality financial institutions with investment-grade ratings. A majority of the cash balances are with U.S. banks and are insured to the extent defined by the Federal Deposit Insurance Corporation.

No single customer accounted for more than 10% of accounts receivable as of December 31, 2020 and 2019. No single customer accounted for more than 10% of total revenue during the years ended December 31, 2020, 2019 and 2018.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of bank deposits and highly liquid investments, primarily money market funds purchased with an original maturity of three months or less. Restricted cash included in other long-term assets in the consolidated balance sheets consists of term deposits to collateralize our Sydney operating lease.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of such amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2020	2019
Cash and cash equivalents	$58,243	$18,844
Restricted cash included in other long-term assets	102	89
Total cash, cash equivalents and restricted cash	$58,345	$18,933

Investments

The Company classifies its investments in debt securities as available-for-sale at the time of purchase since it is intended that these investments are available for current operations. These investments are included within cash and cash equivalents on the accompanying consolidated balance sheets. Investments in debt securities not considered cash equivalents and with maturities of one year or less from the consolidated balance sheet’s date are classified as short-term investments.

Investments are reported at fair value and are subject to periodic impairment review. Unrealized gains and losses related to changes in the fair value of these securities are recognized in accumulated other comprehensive income (loss), net of tax, unless they are determined to be other-than-temporary impairments. The ultimate value realized on these securities is subject to market price volatility until they are sold.

There were no unrealized gains or losses from the Company’s short-term investments for the years ended December 31, 2020, 2019 and 2018. There were no other-than-temporary impairments as of December 31, 2020, 2019 and 2018.

Fair Value Measurements

The Company categorizes assets and liabilities recorded at fair value on its consolidated balance sheets based on the accounting guidance framework for measuring fair value on either a recurring or nonrecurring basis, whereby inputs used in valuation techniques are assigned a hierarchical level.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We measure assets and liabilities at fair value at each reporting period using a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. U.S. GAAP describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, to measure the fair value:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs are unobservable based on the Company’s own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial or nonfinancial asset or liability. These estimates are subjective in nature and involve uncertainties or significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s investment portfolio consists of money market funds and certificates of deposit, which are carried at fair value. The Company has determined the carrying value to be equal to the fair value and has classified these investments as Level 1 financial instruments.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and at amounts for which revenue has been recognized but not invoiced, in each case net of allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for doubtful accounts based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted to take into account current market conditions and our customers’ financial condition, the amount of any receivables in dispute, the current receivables aging and the current payment terms. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified.

The following table summarizes the allowance for doubtful accounts as of the periods presented:

	As of December 31,
	2020	2019
Balance at beginning of the year	$514	$389
Charges to general and administrative expenses	1,087	282
Amounts written off and other adjustments	(462)	(157)
Balance at end of the year	$1,139	$514

In addition to the allowance for doubtful accounts, the Company maintains a billing reserve that represents potential billing adjustments that will be recorded as a reduction of revenue. The Company’s billing reserve is based on known adjustments and an estimate using a percentage of revenue based on historical trends and experience.

The following table summarizes the billing reserve as the periods presented:

	As of December 31,
	2020	2019
Balance at beginning of the year	$398	$440
Charges to revenue	1,922	516
Amounts written off and other adjustments	(1,286)	(558)
Balance at end of the year	$1,034	$398

The Company’s allowance for doubtful accounts and billing reserve are included in accounts receivable on the accompanying consolidated balance sheets.

Property and Equipment, Net

Property and equipment, net, are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which are generally three years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life. Expenditures for maintenance and repairs are expensed as incurred. Significant improvements that substantially enhance the life of an asset are capitalized.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets or asset groups for impairment whenever events indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. There were no impairment charges recognized related to long-lived assets during the years ended December 31, 2020, 2019 and 2018.

Deferred Offering Costs

Deferred offering costs consist primarily of accounting, legal and other fees incremental and directly related to the Company’s IPO. Upon consummation of the IPO, the deferred offering costs will be reclassified to stockholders' deficit and recorded against the proceeds from the offering. The Company capitalized $3.2 million of deferred offering costs within prepaid expenses and other current assets on the accompanying consolidated balance sheets as of December 31, 2020. No offering costs were capitalized as of December 31, 2019.

Revenue Recognition

The Company elected to adopt Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (“Topic 606”), effective as of January 1, 2019, utilizing the modified retrospective method of adoption. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, references to Topic 606 used herein refer to both Topic 606 and Subtopic 340-40. Accordingly, the consolidated financial statements for the year ended December 31, 2020 and 2019 are presented under Topic 606, with the cumulative impact of the adoption of Topic 606 recorded on January 1, 2019. The primary impact of adopting Topic 606 was the capitalization and amortization of incremental costs of obtaining contracts with customers.

In accordance with Topic 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that the Company expects to receive in exchange for these services. To achieve the core principle of this standard, the Company applies the following five steps:

1. Identification of the contract, or contracts, with the customer

The Company determines a contract with a customer to exist when the contract is approved, each party’s rights regarding the services to be transferred can be identified, the payment terms for the services can be identified, the customer has the ability and intent to pay, and the contract has commercial substance. At contract inception, the Company will evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.

2. Identification of the performance obligations in the contract

Performance obligations committed to in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services and the products is separately identifiable from other promises in the contract.

The Company’s performance obligations generally consist of access to its digital experience platform and related support services, which, together, are considered one performance obligation. The Company’s customers do not have the ability to take possession of the Company’s software, and, through access to the Company’s platform, the Company provides a series of distinct software-based services that are satisfied over the term of the applicable subscription. Customers may also purchase incremental capacity to the Company’s digital experience platform. The Company recognizes incremental access as a series of distinct software-based services that are satisfied over the remaining term of the applicable subscription. The Company’s Legacy offering includes performance obligations to provide customers with access to the Company’s platform for the duration of specific contracted events, and revenue is recognized primarily as events occur. Amounts related to the Company’s digital experience platform and Legacy offering are recorded as subscription and other platform revenue in the consolidated statements of operations.

The Company also provides professional services, which includes consulting services, such as experience management, monitoring and production services, implementation services and premium support services. Professional services are generally considered distinct from the access to the Company’s digital experience platform. Amounts are recorded as Professional Services revenue in the consolidated statements of operations.

The Company enters contracts with customers that regularly include promises to transfer multiple services through access to the Company’s platform. For arrangements with multiple services, the Company evaluates whether the individual services qualify as distinct performance obligations. In its assessment of whether a service is a distinct performance obligation, the Company determines whether the customer can benefit from the service on its own or with other readily available resources and whether the service is separately identifiable from other services in the contract. This evaluation requires the Company to assess the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated, highly interrelated or significantly modify each other, which may require judgment based on the facts and circumstances of the contract.

3. Determination of the transaction price

The transaction price is determined based on the consideration that the Company expects to be entitled in exchange for transferring services to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. The Company applies the practical expedient in paragraph 606-10-32-18 of Topic 606 and does not adjust the promised amount of consideration for the effects of a significant financing component for contracts that are one year or less, and none of our multi-year contracts contain a significant financing component. Revenue is recognized net of any taxes collected from customers (e.g., sales and other indirect taxes), which are subsequently remitted to governmental entities.

The Company’s digital experience platform and related support services are typically warranted to perform in a professional manner that will comply with the terms of our subscription agreements. In addition, the Company includes service level commitments to its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that the Company fails to meet those service levels. These credits represent a form of variable consideration. Historically, the Company has not experienced any significant incidents affecting the defined levels of reliability and performance as required by its subscription agreements. The Company has not provided any material refunds related to these agreements in the consolidated financial statements during the periods presented.

4. Allocation of the transaction price to the performance obligations in the contract

Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price (SSP). The SSP is the price at which the Company would sell a promised good or service separately to a customer. In instances where the Company does not sell or price a product or service separately, establishing SSP requires significant judgement. The Company estimates the SSP by considering available information, such as market conditions, internally approved pricing guidelines and the underlying cost of delivering the performance obligation.

5. Recognition of the revenue when, or as, a performance obligation is satisfied

Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company recognizes subscription revenue on a straight-line basis over the term of the applicable contract subscription period beginning on the date access to the Company’s platform is granted. The Company recognizes revenue from consulting services related to events in the period the event occurs and the service is delivered. The Company recognizes revenue from implementation services upon completion of the services. The Company recognizes revenue from premium support offerings on a ratable basis over the applicable subscription term.

Disaggregation of Revenue

The following table summarizes revenue by region based on the shipping address of customers:

	Year Ended December 31,
	2020		2019		2018
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
United States	$119,897	76%	$70,124	79%	$64,962	79%
EMEA	26,197	17%	13,645	15%	13,108	16%
Other	10,847	7%	5,364	6%	4,538	5%
Total revenue	$156,941	100%	$89,133	100%	$82,608	100%

The following table summarizes revenue by digital experience platform and Legacy offering and the related performance obligations:

	Year Ended December 31,
	2020		2019		2018
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Digital experience platform -subscription and other platform	$121,214	77%	$66,286	74%	$57,763	70%
Digital experience platform- professional services	33,583	22%	14,413	17%	11,082	13%
Legacy - subscription and other platform	1,416	1%	6,303	7%	8,316	10%
Legacy - professional services	728	0%	2,131	2%	5,447	7%
Total revenue	$156,941	100%	$89,133	100%	$82,608	100%

Contract Balances

The Company receives payments from customers based on a billing schedule as established in the Company’s customer contracts. Accounts receivable are recorded when the Company contractually has the right to consideration. In some arrangements, a right to consideration for the Company’s performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled receivable. The amount of unbilled receivable included within accounts receivable, net of allowance for doubtful accounts on the consolidated balance sheets was $0.5 million and $0.3 million as of December 31, 2020 and 2019, respectively. Contract assets exist when the Company has satisfied a performance obligation but does not have an unconditional right to consideration. Contract assets were $0.3 million and zero as of December 31, 2020 and 2019, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets.

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances are recognized during the following 12-month period and the remaining portion is recorded as noncurrent, which is included in other long-term liabilities on the consolidated balance sheet. The amount of revenue recognized during the years ended December 31, 2020,

2019 and 2018 that was included in deferred revenue at the beginning of each period was $42.4 million, $35.1 million and $31.5 million, respectively.

Remaining Performance Obligations

The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company may bill for the full term in advance or on an annual or monthly basis, depending on the terms of the agreement. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $148.3 million, which consists of both billed consideration in the amount of $93.4 million and unbilled consideration in the amount of $54.9 million that the Company expects to recognize as revenue. As of December 31, 2020, the Company expects to recognize 70% of its remaining performance obligations as revenue over the subsequent twelve months, and the remainder thereafter.

Costs to Obtain a Contract

Prior to the adoption of Topic 606, costs associated with obtaining customer contracts were recorded as sales and marketing expenses in the period the related customer contract was signed. Subsequent to the adoption of Topic 606, the Company capitalizes sales commissions and associated payroll taxes paid to internal sales personnel and third-party referral fees that are incremental costs resulting from obtaining a contract with a customer. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets. The Company determines whether costs should be deferred based on its sales compensation plans and if the commissions are incremental and would not have occurred absent the customer contract.

Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years, as the Company specifically anticipates renewals of customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. The Company determines the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of its platform and related significant features. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the consolidated statements of operations.

The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the years ended December 31, 2020 and 2019.

The following table represents a roll forward of deferred contract acquisition costs:

	Year Ended December 31,
	2020	2019
	(in thousands)
Beginning balance	$14,042	$12,071
Additions to deferred contract acquisition costs	26,354	8,983
Amortization of deferred contract acquisition costs	(11,115)	(7,012)
Ending Balance	$29,281	$14,042
Deferred contract acquisition costs, current	$10,528	$5,571
Deferred contract acquisition costs, noncurrent	18,753	8,471
Total deferred contract acquisition costs	$29,281	$14,042

Cost of Revenue

Subscription and Other Platform Cost of Revenue

Subscription and other platform cost of revenue primarily consists of costs related to hosting the Company’s platform and providing operating support services to its customers. These costs are related to the Company’s co-located data centers, personnel-related costs such as salaries, bonuses, stock-based compensation expense, benefits costs associated with our operations and support personnel, software license fees and allocated overhead.

Professional Services Cost of Revenue

Professional services cost of revenue consists primarily of personnel-related costs, including stock-based compensation, third-party consulting services and allocated overhead.

Research and Development

Research and development expenses primarily consist of personnel-related expenses, including stock-based compensation directly associated with the Company’s research and development employees, contractor costs related to third-party development and allocated overhead. Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred in sales and marketing expense in the consolidated statements of operations and amounted to $9.2 million, $6.0 million and $6.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Other Gains from Operations

Other gains from operations consists of a one-time gain from a legal settlement due to a customer’s breach of contract in 2018.

Leases

The Company categorizes leases at their inception as either operating or capital leases. In certain lease agreements, the Company may receive rent holidays and other incentives. For operating leases, the Company recognizes lease costs on a straight-line basis once control of the space is achieved, without regard to deferred payment terms such as rent holidays that defer the commencement date of required payments. Additionally, incentives received are treated as a reduction of costs over the term of the agreement.

Stock-Based Compensation

Stock-based compensation expense related to stock awards is recognized based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the risk-free interest rates, the expected term of the option, the expected volatility of the price of the Company’s common stock and the expected dividend yield of the Company’s common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and application of management’s judgment. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award, which is generally four years. The Company estimates the number of awards expected to be forfeited at the time of grant and revises its estimates in subsequent periods if the actual forfeitures differ from the estimates. The Company uses historical data to estimate option forfeitures and records stock-based compensation only for awards that are expected to vest.

Foreign Currency

The functional currencies of the Company’s foreign subsidiaries are each country’s local currency. Assets and liabilities of the subsidiaries are translated into U.S. dollars at exchange rates in effect at the reporting date. Amounts classified in stockholders’ deficit are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss). Foreign currency transaction gains or losses, whether realized or unrealized, are reflected in the consolidated statements of operations within other (income) expense, net, and have not been material for all periods presented.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be fully realized. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits at the largest amount of benefit that is more likely than not to be realized upon the ultimate settlement. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of provision for income taxes. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

Net Income (Loss) Per Share Attributable to Common Stockholders

The Company calculates net income (loss) per share attributable to common stock using the two-class method required for companies with participating securities. The Company considers its convertible preferred stock and unvested common stock to be participating securities as holders of such securities have non-forfeitable dividend rights in the event of the Company’s declaration of a dividend for shares of common stock. In periods when the Company is in a net loss position, the net loss attributable to common stockholders was not allocated to the convertible preferred stock and unvested common stock under the two-class method as these securities do not have a contractual obligation to share in the Company’s losses.

Distributed and undistributed earnings allocated to participating securities are subtracted from net income (loss) in determining net income (loss) attributable to common stockholders. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding.

The diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the resulting net income (loss) attributable to common stockholders by the weighted-average number of fully diluted shares of common stock outstanding. During the periods when there is a net loss attributable to common stockholders, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

Segment Information

The Company operates in one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is the Company’s Chief Executive Officer, in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker allocates resources and assesses performance based upon consolidated financial information.

Revenue by geographical region can be found in the revenue recognition disclosures above. The following table presents the property and equipment, net of depreciation and amortization, by geographic region:

	As of December 31,
	2020	2019
	(in thousands)
United States	$8,698	$4,980
EMEA	308	359
APAC	45	31
Total property and equipment, net	$9,051	$5,370

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Topic 606. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605: Revenue Recognition (Topic 605), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, Topic 606 and Subtopic 340-40 are referred as the “new standard.” The Company adopted the requirements of the new standard on January 1, 2019, utilizing the modified retrospective approach. The Company evaluated contracts that were in effect on January 1, 2019 as if they had been accounted for under Topic 606 from the contract inception and recorded a cumulative effective adjustment to the opening accumulated deficit of $12.0 million upon the adoption of Topic 606.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The standard provides new authoritative guidance addressing eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The Company adopted the standard beginning in fiscal year 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows Topic 230: Restricted Cash (Topic 230). The guidance requires restricted cash be included with cash and cash equivalents when reconciling the total beginning and ending amounts on the statement of cash flows. The guidance also requires companies who report cash and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. The Company adopted Topic 230 as of January 1, 2019, utilizing the retrospective method of transition. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation Topic 718: Improvements to Nonemployee Share-Based Payment Accounting (Topic 718), which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This standard is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than the adoption date of Topic 606. The Company early adopted Topic 718 as of January 1, 2019. The adoption of this standard did not have any impact on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The standard eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. The Company early adopted the standard beginning in fiscal year 2019. The adoption of this standard did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB Accounting Standards Codification (“ASC”) Topic 840, Leases (“ASC 840”), and makes other conforming amendments to GAAP. ASU No. 2016-02 requires, among other changes to the lease accounting guidance, lessees to recognize most leases on-balance sheet via a ROU asset and lease liability, and additional qualitative and quantitative disclosures. For public business entities, ASU No. 2016-02 is effective for the annual periods in fiscal years beginning after December 15, 2018, and interim periods therein. For private business entities, ASU No. 2016-02 is effective for the annual periods in fiscal years beginning after December 15, 2021, and interim periods therein. Early adoption is permitted for both public and private business entities. The Company is currently evaluating the impact of the adoption of this.

The Company has elected to use the extended transition period that allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies under the Jumpstart Our Business Startups Act of 2012. For as long as the Company remains an “emerging growth company,” the new guidance is effective for annual reporting periods beginning after December 15, 2021 and interim periods therein, and is required to be applied using a modified retrospective approach. Early adoption is permitted.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments Topic 326: Credit Losses Measurement of Credit Losses on Financial Instruments (Topic 326), as amended, which requires an entity to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts utilizing a new impairment model known as the current expected credit loss (CECL) model. The new guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For Public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, ASU No. 2016-13, is effective for the annual periods in fiscal years beginning after December 15, 2019, and interim periods therein. For all other entities ASU No. 2016-13, is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal year. The Company has elected to use the extended transition period that allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies under the Jumpstart Our Business Startups Act of 2012.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This new standard requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Costs for implementation activities in the application development stage can be capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. The costs capitalized are expensed over the term of the hosting arrangement. The amendments in ASU No. 2018-15 also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. ASU No. 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, ASU No. 2018-15 is effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. ASU No. 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company intends to adopt ASU No. 2018-15 effective January 1, 2021 using a prospective approach. The Company is currently evaluating the impact of adopting this standard and does not expect the adoption to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes Topic 740: Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing a variety of exceptions within the framework of ASC 740. These exceptions include the exception to the incremental approach for intraperiod tax allocation in the event of a loss from continuing operations and income or a gain from other items (such as other comprehensive income), and the exception to using general methodology for the interim period tax accounting for year-to-date losses that exceed anticipated losses. For public business entities, ASU No. 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

2. Investments

Investments consist primarily of money market funds and certificates of deposit, which are carried at fair value. Within cash and cash equivalents on the consolidated balance sheets were money market funds of $2.0 million and $5.1 million as of December 31, 2020 and 2019. Certificates of deposit included within short-term investments on the consolidated balance sheets were $3.0 million and $5.0 million as of December 31, 2020 and 2019, respectively.

The Company reviews the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced other-than-temporary decline in fair value. The Company evaluates, among other factors, whether the Company has the intention to sell any of these short-term investments and whether it is more likely than not that the Company will be required to sell any securities before recovery of the amortized cost basis. Based on the available evidence, the Company concluded there were no material unrealized gains or losses on short-term investments as of December 31, 2020 and 2019. There were no realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018.

All of the short-term investments as of December 31, 2020 and 2019 mature within one year.

3. Fair Value Measurements

The Company’s investment portfolio consists of money market funds and certificates of deposit, which are carried at fair value. The Company has determined the carrying value to be equal to the fair value and has classified these investments as Level 1 financial instruments. Refer to Note 2 for more information regarding the balances of our investment portfolio as of December 31, 2020 and 2019.

There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the periods presented.

4. Consolidated Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2020	2019
Deferred offering costs	$3,220	$—
Prepaid expenses	2,848	1,864
Other receivables	873	228
Other	138	128
Prepaid expenses and other current assets	$7,079	$2,220

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
	2020	2019
Computer, equipment and software(1)	$24,175	$18,071
Furniture and fixtures	1,108	1,089
Leasehold improvements	3,708	3,728
Property and equipment, gross	28,991	22,888
Less: Accumulated depreciation and amortization(2)	(19,940)	(17,518)
Property and equipment, net	$9,051	$5,370

_______________________

(1)	Includes assets recorded under capital leases of $6.9 million and $2.7 million as of December 31, 2020 and 2019, respectively.
(2)	Includes amount for assets recorded under capital leases of $2.2 million and $1.3 million as of December 31, 2020 and 2019, respectively.

Depreciation and amortization expense was $3.0 million, $2.3 million and $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
	2020	2019
Accrued bonus	$2,785	$2,458
Sales and other tax liabilities	1,086	1,181
Accrued vacation	2,724	1,832
Accrued commissions	3,149	1,822
Other	7,695	4,079
Accrued liabilities	$17,439	$11,372

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	As of December 31,
	2020	2019
Deferred rent liabilities	$2,543	$3,119
Deferred revenue	1,152	458
Other	327	323
Other long-term liabilities	$4,022	$3,900

5. Long-term Debt

Long-term debt consisted of the following:

	As of December 31,
	2020	2019
Revolving line of credit	$22,350	$22,350
Equipment loan agreements	438	236
Capital leases	5,298	1,479
Total debt	28,086	24,065
Less: Current portion	(2,359)	(1,007)
Total long-term debt	$25,727	$23,058

Revolving Line of Credit

The Company has a revolving line of credit with a financing institution, which provides the Company the ability to borrow up to $30.0 million with a letter of credit sublimit of $3.9 million and a credit card sublimit of $0.7 million. The revolving line of credit is secured by a security interest on substantially all of the Company’s assets and is subject to certain financial covenants and restrictions, including the requirements of maintaining at all times a minimum of $5.0 million in cash at the institution as well as achieving certain amounts of operating income and deferred revenue for the trailing 12 months as defined by the agreement. In addition, the revolving line of credit agreement restricts the Company from paying dividends without prior approval from the financing institution. Interest on the revolving line of credit was the Prime Rate plus 0.50% through July 2020 and the Prime Rate plus 0.75% upon the effective date of the amended and restated agreement as further discussed below. The Prime Rates for the years ended December 31, 2020, 2019 and 2018 were 3.25%, 4.75%, and 5.50%, respectively. In January 2018, at the time the Company entered into the lease for the United States headquarters, the financing institution issued a standby letter of credit of $2.0 million as a guarantee for the leased space. As of December 31, 2020, the Company has an unused letter of credit outstanding of $1.9 million.

In July 2020, the Company entered into an amended and restated agreement to extend the maturity date of its existing revolving line of credit to July 31, 2022 and amend the applicable margin on interest rate from 0.5% to 0.75%. Additionally, the Company is required to pay quarterly in arrears an unused facility fee of 0.25% per annum of the difference between the revolving line of credit and the average principal balance of the obligations during the applicable quarter. Other than these changes, the terms of the revolving line of credit agreement are substantially similar to those of the facility before the amendment.

Subsequent to December 31, 2020, the Company repaid in full the remaining outstanding balance of its revolving line of credit of $22.4 million.

The Company was in compliance with all financial covenants as of December 31, 2020.

Equipment Loan Agreements

The Company has entered into various equipment loan agreements that allow the Company to obtain financing to purchase equipment. Borrowings are secured by the equipment purchased. The equipment loan agreements are repaid over 36 months beginning from the date of the advance at an interest rate ranging from 6.5% to 10.1%.

Capital Leases

The Company has entered into various noncancelable capital lease agreements for its equipment with lease periods expiring between 2021 and 2023.

As of December 31, 2020, future payments under the revolving line of credit, the equipment loan agreements and capital lease obligations, are as follows (in thousands):

	Revolving Line and Equipment Loan	Capital Leases	Total
2021	$196	$2,450	$2,646
2022	22,494	1,988	24,482
2023	98	1,329	1,427
Total payments	22,788	5,767	28,555
Less: Amount representing interest	—	469	469
Total payments, net of interest	$22,788	$5,298	$28,086

6. Commitment and Contingencies

Commitment

Operating Leases

The Company leases its office facilities in the United States, United Kingdom, Singapore and Australia under noncancelable agreements that expire at various dates through January 2025. Rent expense during the years ended December 31, 2020, 2019 and 2018 was $2.8 million, $3.0 million and $3.7 million, respectively.

Future minimum payments related to operating leases as of December 31, 2020 are as follows (in thousands):

2021	$2,953
2022	2,559
2023	2,430
2024	2,375
2025	1,826
Total	$12,143

Contingencies

The Company has agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines, and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that may enable the Company to recover a portion of any future amounts paid.

FASB ASC 450-20, Contingencies, sets forth the rules for accounting for uncertain tax positions for taxes not based on income. When a loss contingency exists, the likelihood of the incurrence of the liability can range from probable to remote. The Company believes it is reasonably possible that a loss will result from the sales and use tax assessment in the range of zero to $1.8 million. The Company has not recorded an accrual as of December 31, 2020 and 2019.

Legal Proceedings

In the ordinary course of business, we may be subject from time to time to various proceedings, lawsuits, disputes or claims. Although we cannot predict with assurance the outcome of any litigation, we do not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on our financial condition, results of operations or cash flows.

7. Convertible Preferred Stock, Stockholders’ Deficit and Equity Incentive Plan

(a) Class A-1 and Class A-2 Convertible Preferred Stock

Class A-1 and Class A-2 convertible preferred stock consisted of the following as of December 31, 2020 and 2019:

	Shares authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference (in thousands)
Class A-1	5,177,655	5,177,654	$54,379
Class A-2	16,522,290	16,505,894	48,397
Total Class A-1 and Class A-2 convertible preferred stock	21,699,945	21,683,548	$102,776

The holders have the following rights, preferences and privileges:

Dividend Rights – Holders of Class A-1 and Class A-2 convertible preferred stock are not entitled to preferential rights to dividends. After payment of dividends on the Class B and Class B-1 redeemable convertible preferred stock, the Company may declare and distribute, in such year, dividends on a pro rata basis among the holders of all classes of preferred stock and common stock based on the number of shares of common stock held by each, determined on an as-if-converted basis. To date, no dividends have been declared.

Conversion Rights – Each share of Class A-1 and Class A-2 convertible preferred stock is convertible, at the option of the holder, into a number of shares of common stock, which results from dividing the applicable original issue price per share for each class by the applicable conversion price per share for such class. As of December 31, 2020 and 2019, the conversion price per share of each class was equal to the original issue price of such class, and therefore, the conversion ratio for each class was 1:1.

Shares of Class A-1 and A-2 convertible preferred stock will automatically convert into shares of common stock, at the then-effective conversion price, upon the closing of the Company’s first initial public offering on either the New York Stock Exchange or the Nasdaq Stock Market at a price per share of common stock equal to or above $14.4951 and generating aggregate net proceeds for the Company of not less than $50.0 million.

Liquidation Preference – In the event of any liquidation, dissolution or winding up of the Company and its subsidiaries, holders of shares of Class A-1 and Class A-2 convertible preferred stock, together with certain employees and other common stockholders of the Company are entitled to $135.0 million in “junior preference” amount after the satisfaction in full of all Class B and Class B-1 redeemable convertible preferred stock preference amounts (see Note 7(b) for the senior preferences of the Class B and Class B-1 redeemable convertible preferred stock). A change of control of the Company is deemed to be a liquidation for purposes of the liquidation preference of the Class A-1 and Class A-2 convertible preferred stock.

The $135.0 million in junior preference amount is distributed as follows: (a) $10.5026 and $2.9321 per share for each outstanding share of Class A-1 and Class A-2 convertible preferred stock (the Class A-1 and Class A-2 original issue price, respectively), (b) $25.7 million to certain employees participating in the Company’s 2016 Bonus Plan, as amended and (c) an amount per share of common stock calculated as: the sum of (i) $6.1 million, plus an amount equal to the Class A-1 and Class A-2 original issue price multiplied by the number of shares, if any, of Class A-1 and Class A-2 convertible preferred stock that have been converted into shares of common stock or reacquired by the Company, plus the amount, if any, to which payments under the Company’s 2016 Bonus Plan, as amended, are less than $25.7 million, divided by (ii) the total number of shares of common stock outstanding, plus all shares issuable upon exercise of all outstanding rights to acquire shares of common stock (excluding all shares of preferred stock and any rights to acquire common stock with an exercise or conversion price above the value of the consideration payable to the holders of such rights with respect to the underlying shares). If, following a distribution to the Class B and Class B-1 redeemable convertible preferred stock, there remains less than $135.0 million in assets of the Company legally available for distribution to the Company’s stockholders, each of the amounts payable under the junior preference amount detailed above shall be proportionately reduced. In addition, holders of shares of Class A-1 and Class A-2 convertible preferred stock are entitled to receive additional amounts to the extent that the amounts payable if all shares of Class A-1 and Class A-2 convertible preferred stock were converted into common stock immediately prior to the relevant liquidation event would exceed the amounts otherwise payable pursuant to the liquidation preferences of the Class A-1 and Class A-2 convertible preferred stock.

Voting Rights – The holders of outstanding shares of Class A-1 and Class A-2 convertible preferred stock are entitled, voting together as a single class, to elect one director of the Company. The holders of outstanding shares of Class A-1 and Class A-2 convertible preferred stock were entitled to a number of votes equal to the number of shares of common stock into which such class of convertible preferred stock is then convertible. Preferred stockholders vote together with common stockholders as a single class upon all matters submitted to a vote of stockholders, excluding those matters required to be submitted to a preferred stock class vote.

Redemption – The shares of Class A-1 and A-2 convertible preferred stock do not contain any date-certain redemption features.

(b) Class B and Class B-1 Redeemable Convertible Preferred Stock

Shares of Class B and Class B-1 redeemable convertible preferred stock are contingently redeemable at any time on or after April 12, 2022 and October 12, 2024, respectively. As a result of the contingent redemption feature, the Company has classified Class B and Class B-1 redeemable convertible preferred stock within mezzanine equity and will evaluate the redemption contingency at each reporting period, reclassifying the instrument to a liability when the contingency is resolved and the Class B and Class B-1 redeemable convertible preferred stock becomes mandatorily redeemable. The Company elected to recognize changes in the future redemption value immediately as they occur, adjusting the carrying value of Class B and Class B-1 preferred stock to the redemption value at the end of each reporting period as if it were the redemption date. The Company recognized zero, $10.0 million, and zero, related to a change in redemption value for Class B-1 preferred stock for the years ended December 31, 2020, 2019 and 2018, respectively.

Class B and Class B-1 redeemable preferred stock consisted of the following as of December 31, 2020 and 2019:

	Shares authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference (in thousands)
Class B	3,233,851	3,233,851	$35,000
Class B-1	2,310,067	2,310,067	35,000
Total Class B and Class B-1 redeemable convertible preferred stock	5,543,918	5,543,918	$70,000

The holders of the Class B and Class B-1 redeemable convertible preferred stock have the following rights, preferences and privileges:

Dividend Rights – Holders of shares of Class B redeemable convertible preferred stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available therefor, cumulative dividends at the rate of 10% of the Class B original issuance price of $7.73072 per share per annum from the date of the original issuance of such share. Holders of shares of Class B-1 preferred stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available therefor, cumulative dividends at the rate of 8% of the Class B-1 original issuance price of $10.8222 per share per annum from the date of the original issuance of such share. Dividends shall accrue from day to day from the date of issuance of such preferred stock whether or not declared and shall be cumulative. After payment of dividends on the Class B and Class B-1 redeemable convertible preferred stock, the Company may declare and distribute, in such year, dividends on a pro rata basis among the holders of all classes of preferred stock and common stock based on the number of shares of common stock held by each, determined on an as-if-converted basis. No dividends have been declared or paid since the issuance of the Class B and Class B-1 redeemable convertible preferred stock as of December 31, 2020 and 2019.

Conversion Rights – Each share of Class B and Class B-1 redeemable convertible preferred stock is convertible, at the option of the holder, into a number of shares of common stock, which results from dividing the applicable original issue price per share for each class by the applicable conversion price per share for such class. As of December 31, 2020 and 2019, the conversion price per share of each class was equal to the original issue price of such class, and therefore, the conversion ratio was 1:1.

Shares of Class B and Class B-1 redeemable convertible preferred stock will automatically convert into shares of common stock, at the then-effective conversion price, upon the closing of the Company’s first initial public offering on either the New York Stock Exchange or the Nasdaq Stock Market at a price per share of common stock equal to or above $14.4951 for the Class B preferred stock and $19.9357 for the Class B-1 preferred stock, and generating aggregate net proceeds for the Company of not less than $50.0 million.

If an initial public offering does not meet the conditions outlined in the paragraph above as a result of the offering price per share of common stock being less than $14.4951 with respect to the Class B redeemable convertible preferred stock or $19.9357 with respect to the Class B-1 redeemable convertible preferred stock, each share of Class B and Class B-1 redeemable convertible preferred stock will automatically be converted into shares of common stock at a conversion price which provides the holders of such share of Class B or Class B-1 redeemable convertible preferred stock with a number shares of common stock equal in value to the value such holder would have received had the offering been made at a price per share of common stock equal to $14.4951 and $19.9357, respectively, subject to certain adjustments.

Liquidation Preference – In the event of any liquidation, dissolution, or winding up of the Company and its subsidiaries, holders of shares of Class B and Class B-1 redeemable convertible preferred stock are entitled to preferences over all other classes of stock. Upon such an event, holders of shares of Class B redeemable convertible preferred stock are entitled to be paid, in cash, an amount per share of Class B redeemable convertible preferred stock equal to the sum of $7.73072 plus any accrued but unpaid dividends on such share of Class B redeemable convertible preferred stock (such sum, the Class B preference amount). However, the Class B preference amount must be at least equal to a minimum of $10.8230 per share (subject to reduction for certain other amounts received by holders of shares of Class B redeemable convertible preferred stock with respect to other shares of capital stock of the Company). Holders of shares of Class B-1 redeemable convertible preferred stock are entitled to be paid, in cash, an amount per share of Class B-1 redeemable convertible preferred stock equal to the greater of (a) $15.15108 and (b) $10.8222, plus any accrued but unpaid dividends on such share of redeemable convertible Class B-1 preferred stock (such sum, the Class B-1 preference amount), plus the amounts described in the next following sentence, in each case subject to reduction for certain amounts received by holders of Class B-1 redeemable convertible preferred stock with respect to other shares of capital stock of the Company. In addition, holders of Class B and Class B-1 redeemable convertible preferred stock are entitled to participate on an as-converted basis in amounts distributable in respect of the common stock, in the case of the Class B-1 redeemable convertible preferred stock only in the event the amounts distributable on account thereof would exceed $15.15108 per share of Class B-1 redeemable convertible preferred stock. A change of control of the Company is deemed to be a liquidation for purposes of the liquidation preferences of the Class B and Class B-1 redeemable convertible preferred stock.

Voting Rights – The holders of outstanding shares of Class B redeemable convertible preferred stock are entitled to elect one director of the Company. The holders of outstanding shares of Class B and Class B-1 redeemable convertible preferred stock are entitled to a number of votes equal to the number of shares of common stock into which the shares of such class of redeemable convertible preferred stock are then convertible. Preferred stockholders vote together with common stockholders as a single class upon all matters submitted to a vote of stockholders, excluding those matters required to be submitted to a preferred stock class vote.

Redemption – At any time on or after April 12, 2022 or October 12, 2024, holders of a majority of the outstanding shares of Class B or Class B-1 redeemable convertible preferred stock, respectively, may elect to have any or all of the then-outstanding shares of such class redeemed, provided that any such redemption will be for at least 25% of the then-outstanding shares of such class and only one such election may be made within any 12-month period for each class.

The redemption price for each share of Class B and Class B-1 redeemable convertible preferred stock will be, at the election of the Company, an amount equal to (a) the Class B preference amount or the Class B-1 preference amount, as applicable, or (b) the fair market value of the Class B preference amount or the Class B-1 preference amount of each share, as applicable, plus each such share’s residual value pursuant to the distribution provisions applicable to each such class in liquidation.

If any shares of Class B or Class B-1 redeemable convertible preferred stock are not redeemed within six months of the redemption date for any reason, all such unredeemed shares will remain outstanding and be entitled to all rights, preferences and privileges, and the Company will be required to pay interest on the redemption price applicable to such unredeemed shares at an aggregate per annum rate equal to six percent (increased by one-half percent at the end of each six-month period thereafter until the redemption price, and any interest thereon, is paid in full), with such interest to accrue daily in arrears and to be compounded annually.

Upon the closing of the IPO in February 2021, all of the Company's outstanding shares of redeemable convertible preferred stock were automatically converted into an aggregate of 27,227,466 shares of common stock. See Note 12 for further discussion.

Common Stock

The Company had the following shares of common stock reserved for future issuance:

As of December 31,
2020
Conversion of convertible preferred stock	27,227,466
Outstanding stock options	11,947,731
Remaining shares available for future issuance under the 2014 Plan	922,402
Total shares of common stock reserved	40,097,599

Equity Incentive Plan

In January 1998, November 1999, and March 2000, the Company authorized the 1998, 1999, and 2000 Stock Option Plans (collectively, the Plans) under which the Board of Directors may issue incentive stock options (ISOs) and nonqualified stock options (NSOs). In 2009, the 1998 and 1999 Stock Option Plans expired.

In June 2014, the Company authorized the 2014 Stock Option Plan (2014 Plan) under which the Board of Directors may issue ISOs, NSOs, restricted stock awards and restricted stock unit awards to employees, directors, and consultants. All shares cancelled or forfeited under the Company’s 2000 Stock Option Plan (2000 Plan) are consolidated into the 2014 Plan. Under the 2014 Plan, the Company may grant up to 6,381,215 shares. The Board of Directors approved an increase to the share reserve under the 2014 Plan by an additional 1,200,000 shares in September 2014 and 1,850,000 in January 2016. In January and October 2020, the Board of Directors approved an increase of an additional 2,000,000 shares and 3,000,000 shares, respectively, to the share reserve under the 2014 Plan. In January 2021, the Board of Directors approved an increase of an additional 950,000 shares to the share reserve under the 2014 Stock Plan. Further, in February 2021 in connection with the IPO, the Company adopted the 2021 Equity Incentive Plan (2021 Plan), which serves as a successor to and continuation of the 2014 Plan and 2000 Plan. See Note 12 for more information.

Options may be granted with exercise prices at no less than 100% of the fair value of the common stock on the date of grant. ISOs and NSOs granted under the 2014 Plan generally will vest 25% after the completion of one year of service and then vest in equal monthly installments over the next 36 months of service and expire ten years from the grant date. NSOs vest according to the specific agreement and expire ten years from the date of grant.

A summary of stock option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2019	9,390,407	$2.16
Options granted	5,090,147	8.52
Options exercised	(1,942,170)	1.94
Options cancelled, forfeited and expired	(590,653)	2.95
Balance as of December 31, 2020	11,947,731	4.85	7.1	$345,231
Options vested and exercisable
December 31, 2020	6,198,886	$2.20	5.0	$195,602
Options vested and expected to vest
December 31, 2020	10,584,889	$4.39	6.8	$310,819

The weighted-average grant date fair value of options granted to employees during the years ended December 31, 2020, 2019 and 2018 was $11.51, $1.19 and $1.27, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $5.2 million, $0.3 million and $0.9 million. As of December 31, 2020, unrecognized stock-based compensation cost related to outstanding unvested stock options was $41.8 million, which is expected to be recognized over a weighted-average period of 3.80 years.

The Black-Scholes assumptions used to value the employee options at the grant dates are as follows:

	Year Ended December 31,
	2020	2019	2018
Fair value of common stock	$2.32 - $33.75	$2.32 - $3.15	$2.15 - $2.44
Risk-free interest rate	0.4% - 1.7%	1.5% - 2.5%	2.7% - 3.0%
Expected terms (years)	6.25	6.25	6.25
Expected volatility	41.6% - 62.0%	40.7% - 51.5%	51.5% - 58.0%
Expected dividend yield	0%	0%	0%

These assumptions and estimates were determined as follows:

•

Fair Value of Common Stock. As the Company’s common stock is not publicly traded prior to its IPO, the fair value was determined by the Company’s Board of Directors, with input from management and valuation reports prepared by independent third-party valuation firms. Stock-based compensation for financial reporting purposes is measured based on updated estimates of fair value when appropriate, such as when additional relevant information related to the estimate becomes available in a valuation report issued as of a subsequent date.

•	Risk-Free Interest Rate. The risk-free interest rate for the expected term of the options was based on the U.S. Treasury yield curve in effect at the time of the grant.
•

Expected Term. The expected term of options represents the period of time that options are expected to be outstanding. The Company’s historical stock option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to a lack of sufficient data. For stock options granted to employees, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options. For stock options granted to non-employees, the expected term equals the contractual term of the option.

•

Expected Volatility. As the Company does not have a trading history for its common stock prior to its IPO, the expected volatility was estimated by taking the average historic price volatility for industry peers, consisting of several public companies in our industry that are either similar in size, stage of life cycle or financial leverage, over a period equivalent to the expected term of the awards.

•

Expected Dividend Yield. The Company has not declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. As a result, an expected dividend yield of zero percent was used.

Restricted Stock Unit Award with Conditions

In June 2014, the Company’s Board of Directors approved the issuance of 187,500 restricted stock units to an executive officer with a grant date fair value of $0.5 million. No monetary payment was required as a condition to receiving the shares of stock. The award provided that the restricted stock units would vest upon the satisfaction of the following two conditions occurring before June 17, 2021: (i) satisfaction of a service condition of one year and (ii) the occurrence of a liquidity event defined as a change of control or an IPO. The grant date fair value of the awards will be recognized as compensation expense once the performance criteria are probable. As of December 31, 2020, these restricted stock units had not been vested as the requisite conditions had not yet occurred. Accordingly, no expense was recorded for the years ended December 31, 2020, 2019 and 2018. These restricted stock units fully vested upon the closing of the IPO in February 2021.

Stock-Based Compensation

The stock-based compensation expense by line item in the accompanying consolidated statements of operations is summarized as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cost of revenue
Subscription and other platform	$154	$97	$80
Professional services	37	50	13
Total cost of revenue	191	147	93
Sales and marketing	1,051	915	633
Research and development	360	197	218
General and administrative	1,327	739	516
Total stock-based compensation expense	$2,929	$1,998	$1,460

8. Income Taxes

The components of the income (loss) before the provision for income taxes were as follows:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Domestic	$19,663	$(18,086)	$(17,847)
Foreign	1,387	914	454
Loss before income taxes	$21,050	$(17,172)	$(17,393)

The provision for income taxes were as follows:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Current tax expense:
Federal	$—	$—	$—
State	32	24	16
Foreign	265	331	182
Total current tax expense	297	355	198
Deferred tax expense:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred tax expense	—	—	—
Provision for income taxes	$297	$355	$198

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate as follows:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Tax benefit at U.S. statutory rate	$4,402	$(3,470)	$(3,744)
State income taxes, net of federal benefit	32	24	16
Foreign income and withholding taxes	89	(22)	24
Expenses from resolution of certain tax audits and expiration of statute of limitations	(32)	(16)	(31)
Stock-based compensation	113	258	230
Expired attributes	1,964	846	1,036
Change in valuation allowance	(5,857)	(3)	2,707
Research and development credits	(261)	(72)	(297)
Global Intangible Low-Taxed Income	6	176	116
Adoption of accounting principles	—	2,464	—
Other	(159)	170	141
Provision for income taxes	$297	$355	$198

As a result of the Tax Cuts and Jobs Act (the Tax Act), foreign accumulated earnings that were subject to the mandatory transition tax as of December 31, 2017, can be repatriated to the U.S. without incurring further U.S. federal tax. The Tax Act moves towards a modified territorial tax system through the provision of a 100% dividend received deduction for the foreign-source portions of dividends received from controlled foreign subsidiaries. As a result, the Company continues to evaluate the indefinite reinvestment assertions with regard to unremitted earnings for our foreign subsidiaries. As of December 31, 2020, and 2019, the total undistributed earnings of the Company’s non-U.S. subsidiaries were approximately $3.5 million and $1.4 million, respectively. Historically, the Company has asserted its intention to indefinitely reinvest the undistributed earnings of foreign subsidiaries. The unrecognized deferred tax liability on the portion of the undistributed earnings considered indefinitely reinvested is not material.

Deferred income taxes result from differences in the recognition of expenses for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of our deferred income tax assets as of the periods presented are as follows:

	As of December 31,
	2020	2019
	(in thousands)
Deferred Tax assets:
Accrued expenses and others	$4,083	$3,503
Stock-based compensation	1,230	1,118
Net operating losses	21,622	24,770
Tax credit carryforwards	6,726	6,334
Fixed assets	167	172
Interest expense and other	—	492
Gross deferred tax asset	33,828	36,389
Valuation allowance	(26,257)	(32,675)
Total deferred tax asset	$7,571	$3,714
Deferred Tax Liabilities:
Section 481(a) adjustment	$(110)	$(215)
Deferred commissions	(7,461)	(3,499)
Total deferred tax liabilities	$(7,571)	$(3,714)

The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. Due to the losses the Company generated in prior years, management believes it is more likely than not that the deferred tax assets will not be realized; accordingly, a valuation allowance has been established on U.S. net deferred tax assets. The valuation allowance decreased by $6.4 million for the year ended December 31, 2020.

As of December 31, 2020, the Company had net operating loss carryforwards of approximately $89.8 million for federal income tax purposes, of which a portion will begin to expire in 2021 if unused. As a result of Tax Act, $39.4 million of the federal net operating loss carryovers will carryover indefinitely and are limited to 80% of taxable income. The Company had net operating loss carryforwards of approximately $46.4 million for state income tax purposes, which will begin to expire in the year 2021 if unused.

As of December 31, 2020, the Company has research and development credit carryforwards of approximately $4.4 million for federal income tax and $5.2 million for state income tax purposes. The federal research and development tax credit will begin to expire in 2021 if unused. State research and development tax credits carryforward indefinitely.

The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. The Company has not performed a separate analysis as of December 31, 2020. Any limitation may result in expiration of all or a portion of the NOL and tax credit carryforwards before utilization.

The Company complies with ASC 740-10, Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. This pronouncement sets a “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions. We do not anticipate any significant changes to unrecognized tax benefits in the next 12 months. The Company recognize interest and penalties related to uncertain tax positions in income tax expense.

A reconciliation of the beginning and ending balance of total unrecognized tax position is as follows:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Beginning balance	$2,206	$2,061	$1,746
Increases related to current years’ tax positions	236	187	352
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(45)	(42)	(37)
Ending balance	$2,397	$2,206	$2,061

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company recognized an immaterial amount of interest and penalties associated with unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. If recognized, $0.3 million would affect the Company’s effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. As of December 31, 2020, all of the years remain open to examination by the federal and state tax authorities for three or four years from the tax year in which net operating losses or tax credits are utilized. There have been no examinations of our income tax returns by any tax authority.

The adoption of Topic 606 impacted the timing in which the Company recognize the expense related to commissions. As a result, the Company reduced its deferred tax assets by $2.5 million during the year ended December 31, 2019, which was fully offset by a valuation allowance.

The adoption of ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, impacted recognition of net operating losses associated with stock-based compensation deductions. As a result, the Company increased its deferred tax assets by $0.1 million during the year ended December 31, 2019, which was fully offset by a valuation allowance.

9. Net Income (Loss) Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods presented:

	Year ended December 31,
	2020	2019	2018
	(in thousands, except share and per share data)
Basic earnings per share:
Net income (loss)	$20,753	$(17,527)	$(17,591)
Change in Class B-1 preferred stock redemption value	—	(10,047)	—
Cumulative preferred dividends allocated to preferred stockholders	(5,685)	(4,774)	(3,025)
Net income (loss) attributable to common stockholders, basic and diluted	15,068	(32,348)	(20,616)
Income available to participating securities	(11,015)	—	—
Income available to common stockholders	$4,053	$(32,348)	$(20,616)

Weighted-average common stock outstanding	10,017,574	8,788,628	8,241,522
Basic earnings per share of common stock	$0.40	$(3.68)	$(2.50)

Diluted earnings per share
Net income (loss)	$20,753	$(17,527)	$(17,591)
Less: Change in Class B-1 preferred stock redemption value	—	(10,047)	—
Less: Cumulative preferred dividends allocated to preferred stockholders	(5,685)	(4,774)	(3,025)
Net income (loss) attributable to common stockholders, basic and diluted	$15,068	$(32,348)	$(20,616)
Reallocation of earnings to participating securities considering potentially dilutive securities	(9,450)	—	—
Income available to common stockholders	$5,618	$(32,348)	$(20,616)

Weighted average common stock outstanding	10,017,574	8,788,628	8,241,522
Weighted average dilutive effect of stock options and restricted stock	6,169,575	—	—
Diluted weighted average common shares	16,187,149	8,788,628	8,241,522
Diluted earnings per share of common stock	$0.35	$(3.68)	$(2.50)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Year ended December 31,
	2020	2019	2018
Convertible preferred stock	—	27,227,466	24,916,875
Outstanding stock options	426,542	9,390,407	9,552,715
Outstanding warrants	—	—	37,219
Restricted stock units	—	187,500	187,500
Total antidilutive securities	426,542	36,805,373	34,694,309

10. Employee Benefit Plans

The Company maintains a retirement savings plan, or the 401(k) Plan. The 401(k) Plan is intended to qualify under Sections 401 of the Internal Revenue Code. Participants may contribute up to applicable annual Internal Revenue Code limits. The 401(k) Plan provides for automatic salary deferrals of 3% of compensation with a 1% escalator each year. Participants are permitted to waive the automatic deferral provision. All participants’ deferrals, rollovers and matching contributions are 100% vested when contributed. The 401(k) plan allows the Company to make matching contributions and profit-sharing contributions to eligible participants. Effective January 1, 2019, the Company began making contributions of less than $1,000 per year to eligible participants. The contribution expense was $0.2 million, $0.2 million, and zero for the years ended December 31, 2020, 2019 and 2018, respectively.

11. Related Party Transactions

During the years ended December 31, 2020, 2019 and 2018, the Company incurred engineering and quality assurance costs from a third-party vendor. The Chief Executive Officer of the third-party vendor is considered an immediate family member of ON24’s Chief Technology Officer. For the years ended December 31, 2020, 2019 and 2018, the Company recorded $1.7 million, $1.5 million and $1.5 million, respectively, in research and development expense on the accompanying consolidated statement of operations. As of December 31, 2020 and 2019, amounts owed of $0.2 million and $0.3 million, respectively, were included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

In February 2020, the Company was issued the Officer Note in the principal amount of $0.2 million by the Chief Executive Officer to exercise stock options. The principal amount due under the Officer Note bears interest at the rate of 2.07% per annum, and the Officer Note permits repayment in whole or in part at any time without penalty. The Officer Note is secured by such individual’s shares of common stock. In December 2020, the Chief Executive Officer repaid the promissory note principal balance.

In February 2020, the Company was issued the Director Note in the principal amount of $0.2 million by a member of the Company’s Board of Directors to exercise stock options. The principal amount due under the Director Note bears interest at the rate of 2.07% per annum, and the Board Note permits repayment in whole or in part at any time without penalty. The Director Note is secured by such individual’s shares of common stock. In November 2020, the member of the Company’s Board of Directors repaid the promissory note principal balance.

12. Subsequent Events

Initial Public Offering

On February 5, 2021, the Company sold 7,599,928 shares of its common stock in connection with its IPO, including 1,284,139 shares sold pursuant to the underwriters’ full exercise of their right to purchase additional shares, at a public offering price of $50.00 per share. The selling stockholders sold 2,245,141 shares of the Company’s common stock at a public offering price of $50.0 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-251967), which was declared effective by the SEC on February 2, 2021. The Company received net proceeds from the IPO of approximately $348.1 million, after deducting the underwriting discount of $26.6 million and other estimated offering expenses of $5.3 million. The Company intends to use the net proceeds to repay outstanding indebtedness and for working capital and other general corporate purposes. Pending their use, the Company intends to invest the net proceeds in investment-grade, interest-bearing instruments such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government.

In connection with the IPO, all outstanding shares of the Company’s preferred stock converted on a 1:1 basis into 27,227,466 shares of the Company’s common stock.

Revolving Line of Credit

Subsequent to December 31, 2020, the Company repaid in full the remaining outstanding balance of its revolving line of credit of $22.4 million.

Adoption of 2021 Equity Incentive Plan

In January 2021, the Company’s Board of Directors approved the 2021 Plan, which became effective in connection with the IPO in February 2021. The 2021 Plan serves as a successor to and continuation to the 2014 Plan and 2000 Plan, collectively the “Predecessor Plans.” All shares that remain available for issuance under the Predecessor Plans as of the closing date of the IPO, or that expired, canceled, or forfeited following the closing of the IPO, shall become available for future issuance under the 2021 Plan. Under the 2021 Plan, the Company may grant up to 8,282,313 shares of common stock which includes 6,400,000 shares of common stock reserved for issuance under the 2021 Plan, plus an additional 1,882,313 shares reserved for issuance under the 2014 Plan that the Company expects to become available for future issuance under the 2021 Plan. In addition, the number of shares reserved for issuance under the 2021 Plan shall be cumulatively increased on January 1, 2022 and on each subsequent January 1 through and including January 1, 2031, by a number of shares equal to the smaller of (a) five percent (5%) of the number of shares of Stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s Board of Directors. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The plan administrator determines the term of stock options granted under the 2021 Plan, up to a maximum of 10 years.

2021 Employee Stock Purchase Plan

In January 2021, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (ESPP), which became effective in connection with the IPO. A total of 1,300,000 shares of stock were initially reserved for issuance under the ESPP. The number of shares reserved for issuance shall be cumulatively increased automatically on January 1, 2022 and on each subsequent January 1, through and including January 1, 2031, by a number of shares equal to the smallest of (a) one percent (1%) of the number of shares of stock issued and outstanding on the immediately preceding December 31, (b) 1,300,000 shares, or (c) an amount determined by the Company’s Board of Directors. Generally, all regular employees, including executive officers, employed by the Company, except for those holding 5% or more of the total combined voting power or value of all classes of the Company’s stock, may participate in the ESPP and may contribute, normally through payroll deductions, up to 20% of their earnings (as defined in the ESPP) for the purchase of the Company’s Class A common stock under the ESPP. Unless otherwise determined by our board of directors, Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share equal to the lesser of (1) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (2) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Generally, the ESPP shall have a sequential offering of approximately six (6) months’ duration or such other duration as the Compensation Committee shall determine. Offering periods generally start on the first trading day on or after May 16 and November 16 of each year, except for the first offering period, which commenced on the effective date of an IPO and will end on November 15, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2020. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

Material Weakness in Internal Control over Financial Reporting

In connection with the audit of our financial statements as of and for the years ended December 31, 2019 and 2018, we identified a material weakness in internal control over financial reporting. The material weakness related to a lack of resources necessary to operate controls in a timely manner and with sufficient precision, primarily related to recording revenue, which required greater automation and changes to design so that controls operate with satisfactory precision.

The material weakness resulted in errors in our 2018 and 2019 consolidated financial statements related primarily to revenue recorded in connection with our previous revenue model. Prior to our current cloud-based subscription model, we generated revenue from our Webcast Center offering, or our Legacy offering, which mainly consisted of fully managed events and associated services for which we recognize revenue at a point in time as events occur. We concluded that the errors relating to revenue recorded in 2018 and 2019 were immaterial individually and in the aggregate. In connection with shifting to our current data-driven, cloud-based subscription model, we stopped selling our Legacy offering to new customers in 2018 and to all customers in 2020, and substantially all Legacy revenue ceased after December 2020. We believe that this transition substantially limits the potential for the recurrence of the errors impacting revenue that resulted from the material weakness. The material weakness also resulted in errors in accounting for the classification of our convertible Class A-1 and Class A-2 preferred stock on our consolidated balance sheet, which have since been corrected. In addition, we made certain corrections in recording professional services revenue, which were reflected in our financial statements as of and for the year ended December 31, 2020 prior to those financial statements being issued.

We have taken several steps designed to address the underlying cause of the material weakness, including adding additional resources to enhance our internal controls over financial reporting, implementing enhanced processes and review controls for the manual processes involved in our revenue recognition, and transitioning to new and more automated processes for capturing and recording revenue transactions. We concluded that the material weakness had been remediated as of December 31, 2020.

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

Except for changes relating to the remediation of the material weaknesses described above, no other change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Set forth below is certain biographical and other information regarding our directors and our executive officers.

Name	Age	Position(s)
Executive Officers
Sharat Sharan	58	President and Chief Executive Officer and Director
Steven Vattuone	53	Chief Financial Officer
James Blackie	56	Chief Revenue Officer
Jayesh Sahasi	50	Executive Vice President, Product and Chief Technical Officer
Non-Employee Directors
Irwin Federman	85	Director
Denise Persson	47	Director
Holger Staude	34	Director
Dominique Trempont	66	Director
Barry Zwarenstein	72	Director

The following are brief biographies describing the backgrounds of our executive officers and directors.

Executive Officers

Sharat Sharan co-founded our company in 1998 and has served as our Chief Executive Officer and a member of our board of directors since incorporation. Prior to co-founding our company, Mr. Sharan held numerous management positions in media, entertainment, wireless and telecommunication companies. Mr. Sharan holds an MBA from The Booth School of Business at the University of Chicago, a master’s degree in Computer Science from Virginia Polytechnic Institute and State University and a BS in Electronics Engineering from the National Institute of Technology Kurukshetra. We believe Mr. Sharan is qualified to serve as a member of our board of directors based on our review of his experience, qualifications, attributes and skills, including co-founding our company and his executive leadership experience in the technology industry.

Steven Vattuone has served as our Chief Financial Officer since November 2019. Prior to becoming our Chief Financial Officer, Mr. Vattuone served as our Vice President of Finance from May 2018 to November 2019. Prior to joining us, Mr. Vattuone served as a consultant at RoseRyan, Inc., an accounting and finance consulting firm, from October 2017 to May 2018 and as the Chief Financial Officer of Electric Cloud, Inc., a development and operations software company that was acquired by CloudBees, Inc. in April 2019, from August 2013 to September 2016, when he retired until joining us. From January 2011 to August 2013, Mr. Vattuone held various executive leadership roles of ascending responsibility at Grass Valley USA, LLC, a producer of media technology, and from February 2007 to January 2011 he served as the Chief Financial Officer of Composite Software, Inc., a data virtualization software company that was acquired by TIBCO Software Inc. in October 2017. Prior to Composite Software, Mr. Vattuone held senior level financial positions at various publicly traded software and technology companies. Mr. Vattuone holds an MBA from Santa Clara University and a BS in Business Administration and Accounting from California Polytechnic State University.

James Blackie has served as our Chief Revenue Officer since December 2016. Prior to joining us, Mr. Blackie served as Vice President, Sales at TriNet Group, Inc., a public professional employer organization, from November 2013 to November 2016. From July 2012 to October 2013, Mr. Blackie served as the Executive Vice President at Evolv, Inc., a provider of SaaS-based workforce intelligence products. From January 2003 to July 2012, Mr. Blackie served as Executive Vice President at Legal Research Network, Inc., a provider of ethics and legal compliance SaaS products and services. Before then, Mr. Blackie spent several years in positions of increasing responsibility at Gartner, Inc., a public global research and advisory firm, most recently serving as Group Vice President, North American Sales from January 2000 to December 2002. In January 2014, Mr. Blackie filed a voluntary petition for bankruptcy, which was dismissed in April 2014. Mr. Blackie holds a BS in Marketing from Santa Clara University.

Jayesh Sahasi has served as our Executive Vice President, Product and Chief Technology Officer since January 2012, and, before this, in executive and engineering roles of ascending responsibility with us since September 2000. Prior to joining us, Mr. Sahasi served in various engineering roles at software companies. Mr. Sahasi holds an MBA from The Wharton School at the University of Pennsylvania, a master’s degree in Artificial Intelligence from the University of Georgia and a BS in Computer Science from Loyola University New Orleans.

Non-Employee Directors

Irwin Federman has served on our board of directors since March 2000. Mr. Federman is a senior advisor to U.S. Venture Partners, a venture capital firm, and previously served as a general partner since joining the firm in April 1990. Mr. Federman also currently serves on the board of directors of Check Point Software Technologies Ltd., a public company provider of software products for IT security, including as chair of the audit committee. Mr. Federman also served as member of the board of Mellanox Technologies, Ltd, a public company provider of semiconductor-based, high-performance interconnect products, from 1999, and as chairman from 2013, until its acquisition by Nvidia in 2019 and on the board of directors of Intermolecular, Inc., a public company that operates a technology platform designed to accelerate research and development for the semiconductor and clean-energy industries, from 2005 until its acquisition by Merck in 2019 and SanDisk Corporation, a provider of flash memory products, from 1988 until the company’s acquisition by Western Digital Corporation in 2016. Mr. Federman holds a BS in Economics from Brooklyn College and was awarded an Honorary Doctorate of Engineering from Santa Clara University. We believe Mr. Federman is qualified to serve on our board of directors because of his extensive knowledge of the software industry as well as his extensive public company governance experience.

Denise Persson has served on our board of directors since July 2020. Since May 2016, Ms. Persson has served as the Chief Marketing Officer of Snowflake Inc., a public company provider of an innovative cloud data platform. Ms. Persson currently serves as a member of the board of directors of Neo4J, Inc., a provider of a native graph database, and Lightstep, Inc., a provider of software solutions. Ms. Persson previously served as our CMO from July 2008 to December 2013 and as the CMO of Apigee Corp. from December 2013 to April 2014. Ms. Persson holds an MBA from Georgetown University and a BA in Business Administration and Economics from Stockholm University. We believe Ms. Persson is qualified to serve on our board of directors based on her extensive experience in executive leadership roles in the global marketing industry.

Holger Staude has served on our board of directors since April 2016. Since July 2010, Mr. Staude has been an employee of Goldman Sachs & Co. LLC and currently serves as a Managing Director of Goldman Sachs Growth. Mr. Staude currently serves as a director of several private companies. Mr. Staude holds a BA in Economics from Princeton University. We believe Mr. Staude is qualified to serve on our board of directors based on his financial expertise and extensive business experience in the software industry.

Dominique Trempont has served on our board of directors since April 2010. Mr. Trempont also currently serves on the board of the Daily Mail and General Trust plc, a public, global media company. Mr. Trempont previously served as lead director and chair of the audit committee of RealNetworks, Inc., a public company provider of digital media software and services, from September 2010 to October 2019 and Energy Recovery Inc., a manufacturer of energy recovery devices, from June 2008 to June 2017, including as a chair of the audit committee. Mr. Trempont was also an adjunct professor at INSEAD, the European Institute of Business Administration, from March 2008 to March 2016. From May 1997 to 2002, Mr. Trempont served as Chief Executive Officer of two global software companies. Mr. Trempont holds an MBA from INSEAD, and a BA, with high honors, from the Université Catholique de Louvain in Belgium. We believe Mr. Trempont is qualified to serve on our board of directors based on his extensive business and leadership experience in the software, artificial intelligence and digital marketing industry.

Barry Zwarenstein has served on our board of directors since August 2020. Mr. Zwarenstein has served as the Chief Financial Officer of Five9, Inc., a public company provider of cloud software for contact centers, since January 2012. Mr. Zwarenstein also currently serves on the board of directors of JFrog Ltd., a public company provider of an end-to-end, hybrid, universal DevOps Platform, including as a chair of the audit committee. Mr. Zwarenstein held senior level financial positions at various technology companies. Mr. Zwarenstein holds an MBA from The Wharton School at the University of Pennsylvania and a Bachelor of Commerce degree from the University of KwaZulu-Natal in South Africa.

Mr. Zwarenstein is qualified as a Chartered Accountant, South Africa. We believe Mr. Zwarenstein is qualified to serve on our board of directors because of his corporate finance and business expertise.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Code of Business Conduct and Ethics

We have a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our website, https://investors.on24.com. In addition, we intend to post on our website all disclosures that are required by law or the NYSE listing standards concerning any amendments to, or waivers from, any provision of the code. The information on any of our websites is deemed not to be incorporated in this Report or to be part of this Report.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing audit committee. Our audit committee consists of Messrs. Zwarenstein, Federman and Trempont, with Mr. Zwarenstein serving as chair. Our board of directors has determined that each member of the audit committee is “independent” as that term is defined in the SEC and the NYSE rules, meets the heightened independence requirements for audit committees required under Section 10A of the Exchange Act and related SEC and the NYSE rules, and has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated Mr. Zwarenstein as an “audit committee financial expert,” as defined under the applicable rules of the SEC.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2020, our “named executive officers” and their positions were as follows:

•	Sharat Sharan, our Chief Executive Officer;
•	Jayesh Sahasi, our Chief Technology Officer; and
•	James Blackie, our Chief Revenue Officer.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2020 and 2019.

Name and principal position	Year	Salary ($)	Bonus ($)	Option awards ($)(1)	All other compensation ($)		Total ($)
Sharat Sharan	2020	$469,400	$752,000	$7,561,200	$27,982	(2)	$8,810,582
Chief Executive Officer	2019	425,000	374,425	—	41,678	(3)	841,103
Jayesh Sahasi	2020	425,000	329,200	3,160,580	24,657	(4)	3,939,437
Chief Technology Officer	2019	373,750	117,511	—	21,573	(5)	512,834
James Blackie	2020	441,667	20,000	2,265,220	483,312	(6)	3,210,199
Chief Revenue Officer	2019	400,000	—	—	269,396	(7)	669,396

(1)

The amounts disclosed represent the aggregate grant date fair value of stock options granted under our 2014 Stock Option Plan during the indicated fiscal year computed in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options are set forth in the notes to our audited consolidated financial statements included elsewhere in this Report. These amounts do not reflect the actual economic value that may be realized by the named executive officers.
(2)	The amounts disclosed consist primarily of medical costs of $24,046 paid by us on behalf of Mr. Sharan.
(3)	The amounts disclosed consist primarily of (i) medical costs of $23,930 paid by us on behalf of Mr. Sharan and (ii) annual membership dues of $14,118 for The Presidents Club.
(4)	The amounts disclosed consist primarily of medical costs of $24,046 paid by us on behalf of Mr. Sahasi.
(5)	The amounts disclosed represent medical costs of $21,573 paid by us on behalf of Mr. Sahasi.
(6)	The amounts disclosed consist primarily of (i) commissions of $465,762 and (ii) medical costs of $16,938 paid by us on behalf of Mr. Blackie.
(7)	The amounts disclosed represent (i) commissions of $240,114, (ii) medical costs of $16,858 paid by us on behalf of Mr. Blackie and (iii) annual membership dues of $12,422 for The Presidents Club.

Employment Arrangements

We entered into new continuing employment letters with certain senior management personnel in connection with our IPO.

Sharat Sharan

In January 2021, we entered into a continuing employment letter with Mr. Sharan, our Chief Executive Officer and a member of our board of directors. The employment letter does not have a specific term. Commencing on January 1, 2021, Mr. Sharan’s base salary is $495,000 and his annual target bonus is $495,000. Mr. Sharan is eligible to participate in our standard health and welfare benefits programs.

In the event of an “involuntary termination” or if we terminate his employment without “cause,” Mr. Sharan is entitled to receive, subject to his execution of a general release of claims, a severance payment equivalent to 12 months of his base salary (or 18 months for a “change of control termination”), 100% of his target bonus (or 150% for a “change of control termination”), a pro rata portion of his target bonus for the year, and 12 months of COBRA premiums (18 months in the event of a change of control termination), and 75% of his then unvested equity awards shall immediately vest and become exercisable. In these circumstances, Mr. Sharan will be permitted to purchase any vested portion of those awards through the date those awards are scheduled to expire.

If we consummate a “change of control” while Mr. Sharan is employed or we enter into an agreement to effect a change of control within 90 days following termination of his employment that we ultimately consummate, then immediately prior to the consummation of such change of control, 75% of his then unvested equity awards shall immediately vest and become exercisable. In the event of a change of control termination, all of Mr. Sharan’s unvested equity awards shall immediately vest and become exercisable.

Under Mr. Sharan’s employment letters:

•

“Involuntary termination” means (i) his voluntary termination of employment following a material reduction in cash compensation or benefits or the assignment of additional material job responsibilities or a reduction in job responsibilities materially inconsistent with his position and responsibilities prior to a change of control; or the relocation of his workplace by more than 60 miles; (ii) the termination of his employment as a result of his inability to perform the material and substantial duties of his position for a period of 30 days as a result of incapacity due to physical or mental injury or illness; or (iii) the termination of his employment as a result of his death. “Cause” means his uncured material breach of any material terms his employment letter, conviction of a felony or entry of a plea of nolo contendere as to a felony, commission of a fraud, repeated unexplained or unjustified absence from the company, willful breach of fiduciary duty, or gross negligence or willful misconduct that has resulted or is likely to result in material damage to the company.

•

“Change of control” means our merger, consolidation or similar reorganization with any other corporation or entity, other than a merger or consolidation which would result in our outstanding voting securities continuing to represent at least 50% of the total voting power of the surviving entity immediately after such merger or consolidation, or our sale or disposition of all or substantially all of our assets.
•

“Change of control termination” means an involuntary termination or termination without cause occurs during the period starting 90 days prior to the consummation of a change of control and ending on the first anniversary of that change of control.

Jayesh Sahasi

In January 2021, we entered into a continuing employment letter with Mr. Sahasi, our Chief Technology Officer. The employment letter does not have a specific term and provides that Mr. Sahasi’s employment is at-will. Commencing on January 1, 2021, Mr. Sahasi’s base salary is $425,000 and his annual target bonus is $235,000. Mr. Sahasi is eligible to participate in our standard health and welfare benefits programs.

James Blackie

In January 2021, we entered into a continuing employment letter with Mr. Blackie, our Chief Revenue Officer. The employment letter does not have a specific term and provides that Mr. Blackie’s employment is at-will. Commencing on January 1, 2021, Mr. Blackie’s base salary is $450,000 and his annual target bonus is $350,000. Mr. Blackie is eligible to participate in our standard health and welfare benefits programs.

Executive Severance Program

In July 2019 we entered into severance program agreements with our executive officers, excluding Mr. Sharan. Under the severance program agreements, if we terminate the employment of our executive officers without “cause,” he or she is entitled to receive a severance payment equivalent to six months of his or her base salary and reimbursement of up to six months of COBRA premiums, in addition to standard entitlements such as earned but unpaid wages, including any bonus he or she is otherwise entitled to, reimbursement for unpaid expenses incurred and payment of other vested benefits.

If, on or within twelve months of a “change in control,” an executive officer’s employment is terminated without “cause,” or if he or she resigns for “good reason,” he or she is entitled to receive a severance payment equivalent to one year of his or her then-current base salary, accelerated vesting of 100% of the shares underlying his or her then-unvested equity awards and reimbursement of up to twelve months of COBRA premiums, in addition to standard entitlements such as earned but unpaid wages, including any bonus he or she is otherwise entitled to, reimbursement for unpaid expenses incurred and payment of other vested benefits.

Under the severance program, “cause” means (i) theft, dishonesty, willful misconduct, breach of fiduciary duty for personal profit, or falsification of any Participating Company documents or records; (ii) the executive’s material failure to abide by our code of conduct or other policies (including, without limitation, policies relating to confidentiality and reasonable workplace conduct); (iii) the executive’s unauthorized use, misappropriation, destruction or diversion of any tangible or intangible asset or corporate opportunity of a ours (including, without limitation, the executive’s improper use or disclosure of our or proprietary information); (iv) any intentional act by the executive which has a material detrimental effect on our reputation or business; (v) the executive’s repeated failure or inability to perform any reasonable assigned duties after written notice from us of, and a reasonable opportunity to cure, such failure or inability; (vi) any material breach by the executive of any employment or service agreement between the executive and us, which breach is not cured pursuant to the terms of such agreement; or (vii) the executive’s conviction (including any plea of guilty or nolo contendere) of any criminal act involving fraud, dishonesty, misappropriation or moral turpitude, or which impairs the executive’s ability to perform his or her duties with us.

Under the severance program, “change in control” means (i) a transaction in which the stockholders of ON24 immediately before the transaction do not retain immediately after the transaction direct or indirect beneficial ownership of more than 50% of the total combined voting power of the outstanding securities entitled to vote generally in the election of Directors or the entity to which all or substantially all of our assets were transferred or (ii) a date specified by the board of directors following approval by the stockholders of a plan of complete liquidation or dissolution of ON24, unless a majority of the members of the board of directors of the continuing, surviving or successor entity or parent thereof, immediately after such transaction is comprised of incumbent directors. This offering will not constitute a change in control under the severance program.

Under the severance program agreement, “good reason” means resignation from employment with us following the occurrence of any of the following events without the executive’s prior written consent: (i) a significant reduction in the executive’s duties, position or responsibilities in effect immediately prior to such reduction, other than where the executive is asked to assume substantially similar duties and responsibilities in a larger entity after such change in control (which may involve a different title); (ii) a material reduction in current base salary; or (iii) a relocation to a worksite that is more than 50 miles from the then-existing worksite.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding option awards held by our named executive officers as of December 31, 2020.

			Option Awards(1)				Stock Awards(1)
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Sharat Sharan	12/11/2020	(3)	—	20,802	$14.42	12/11/2030	—	—
	12/11/2020	(3)	—	439,198	14.42	12/11/2030	—	—
	3/16/2020	(4)	—	102,873	2.32	3/16/2030	—	—
	3/16/2020	(4)	—	297,127	2.32	3/16/2030	—	—
	12/21/2018	(5)	427,950	—	2.44	12/21/2028	—	—
	1/4/2016	(6)	68,181	—	1.98	1/4/2026	—	—
	1/4/2016	(6)	409,201	—	1.98	1/4/2026	—	—
	7/24/2015	(7)	497,642	—	1.95	7/24/2025	—	—
	9/17/2014	(8)	133,334	—	1.95	9/17/2024	—	—
	9/17/2014	(8)	66,666	—	1.95	9/17/2024	—	—
	6/17/2014	(9)	—	—	—	—	187,500	$472,500
	1/1/2014	(10)	1,282	—	1.95	1/1/2024	—	—
	1/1/2014	(10)	248,718	—	1.95	1/1/2024	—	—
	9/17/2013	(11)	1,282	—	1.95	9/17/2023	—	—
	9/17/2013	(11)	198,718	—	1.95	9/17/2023	—	—
Jayesh Sahasi	12/11/2020	(12)	—	17,299	14.42	12/11/2030	—	—
	12/11/2020	(12)	—	183,701	14.42	12/11/2030	—	—
	1/17/2020	(13)	—	90,914	2.32	1/17/2030	—	—
	1/17/2020	(13)	—	22,086	2.32	1/17/2030	—	—
	12/21/2018	(14)	26,043	—	2.44	12/21/2028	—	—
James Blackie	12/11/2020	(15)	—	30,674	14.42	12/11/2030	—	—
	12/11/2020	(15)	—	110,326	14.42	12/11/2030	—	—
	1/17/2020	(16)	—	77,084	2.32	1/17/2030	—	—
	1/17/2020	(16)	22,916	—	2.32	1/17/2030	—	—
	12/9/2016	(17)	192,304	—	2.08	12/9/2026	—	—
	12/9/2016	(17)	207,696	—	2.08	12/9/2026	—	—

(1)	All of the option and stock awards were granted pursuant to our 2014 Stock Option Plan, the terms of which plan is described below under “— Equity Incentive Plans.”

(2)

All of the option awards were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant, as determined in good faith by our board of directors or compensation committee.

(3)	The option vests in 48 equal monthly installments beginning on January 1, 2021, subject to Mr. Sharan’s continuous service with us as of each such vesting date.
(4)	The option vests in 24 equal monthly installments beginning on January 1, 2021, subject to Mr. Sharan’s continuous service with us as of each such vesting date.
(5)

The option vests as to 146,700 shares in 12 equal monthly installments measured from January 1, 2019 and 281,250 shares in 12 equal monthly installments measured from January 1, 2020, subject to Mr. Sharan’s continuous service with us as of each such vesting date.

(6)

The option vested as to 93,750 shares in 12 equal monthly installments measured from December 10, 2015, 109,166 shares in 12 equal monthly installments measured from December 10, 2016, 128,666 shares in 12 equal monthly installments measured from December 10, 2017 and 145,800 shares in 12 equal monthly installments measured from December 10, 2018.

(7)

The option vests as to 136,955 shares vest on December 8, 2008, 12,078 shares each month thereafter for 24 months, and an additional 4,167 shares vest each month for 16 months, and 4,143 shares vest for one month, subject to Mr. Sharan’s continuous service with us as of each such vesting date.

(8)	The option vested in 48 equal monthly installments beginning on September 8, 2014.
(9)

All of the stock awards vest based on the satisfaction of both of two conditions before the expiration date (i) satisfaction of a service condition of one year and (ii) the occurrence of a liquidity event defined as a change of control or an initial public offering. See Note 7 to our consolidated financial statements included elsewhere in this Report for more information.

(10)	The option vested in 48 equal monthly installments beginning on February 5, 2012.
(11)	The option vested in 48 equal monthly installments beginning on June 29, 2013.
(12)	The option vests in 48 equal monthly installments beginning on January 1, 2021, subject to Mr. Sahasi’s continuous service with us as of each such vesting date.
(13)	The option vests in 24 equal monthly installments beginning on January 1, 2021, subject to Mr. Sahasi’s continuous service with us as of each such vesting date.
(14)	The option vested as to 17,615 shares in 12 equal monthly installments measured from January 1, 2019 and 62,500 shares in 12 equal monthly installments measured from January 1, 2020.
(15)	The option vests in 48 equal monthly installments beginning on January 1, 2021, subject to Mr. Blackie’s continuous service with us as of each such vesting date.
(16)	The option vests in 48 equal monthly installments beginning on January 1, 2020, subject to Mr. Blackie’s continuous service with us as of each such vesting date.
(17)

The option vests as to one-fourth of the shares on December 5, 2017 and the remaining shares in 36 equal monthly installments measured from December 5, 2017, subject to Mr. Blackie’s continuous service with us as of each such vesting date.

Equity Incentive Plans

2021 Equity Incentive Plan

In connection with our IPO, we adopted our 2021 Equity Incentive Plan, or 2021 Plan, effective in February 2021. We intend to use the 2021 Plan to provide incentives that will assist us to attract, retain, and motivate employees, including officers, consultants, and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance shares, and units and other cash-based or share-based awards. In addition, the 2021 Plan contains a mechanism through which we may adopt a deferred compensation arrangement in the future.

A total of 6,400,000 shares of our common stock were initially authorized and reserved for future issuance under the 2021 Plan. This reserve will automatically increase on January 1, 2022 and each subsequent anniversary through 2031, by an amount equal to the smaller of:

•	5.0% of the number of shares of common stock issued and outstanding on the immediately preceding December 31; and
•	an amount determined by our board of directors.

Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the 2021 Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards which expire or are cancelled or forfeited will again become available for issuance under the 2021 Plan.

The shares available under the 2021 Plan will not be reduced by awards settled in cash, but will be reduced by shares withheld to satisfy tax withholding obligations with respect to stock options and stock appreciation rights (but not other types of awards). The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the 2021 Plan.

The 2021 Plan generally will be administered by the compensation committee of our board of directors. Subject to the provisions of the 2021 Plan, the compensation committee will determine in its discretion the persons to whom and the times at which awards are granted, the sizes of such awards and all of their terms and conditions. The compensation committee will have the authority to construe and interpret the terms of the 2021 Plan and awards granted under it. The 2021 Plan provides, subject to certain limitations, for indemnification by us of any director, officer, or employee against all reasonable expenses, including attorneys’ fees, incurred in connection with any legal action arising from such person’s action or failure to act in administering the 2021 Plan.

During any year, no non-employee director may be granted one or more awards pursuant to the Plan which, taken together with any cash compensation paid to such non-employee director during such year, may not exceed $1,000,000.

The 2021 Plan authorizes the compensation committee, without further stockholder approval, to provide for the cancellation of stock options or stock appreciation rights with exercise prices in excess of the fair market value of the underlying shares of common stock on the date of grant in exchange for new options or other equity awards with exercise prices equal to the fair market value of the underlying common stock on the date of grant or a cash payment.

Awards may be granted under the 2021 Plan to our employees, including officers, directors, or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. All awards will be evidenced by a written agreement between us and the holder of the award and may include any of the following:

•

Stock options. We may grant non-statutory stock options or incentive stock options (as described in Section 422 of the Code), each of which gives its holder the right, during a specified term (not exceeding ten years) and subject to any specified vesting or other conditions, to purchase a number of shares of our common stock at an exercise price per share determined by the administrator, which may not be less than the fair market value of a share of our common stock on the date of grant.

•

Stock appreciation rights. A stock appreciation right, or SAR, gives its holder the right, during a specified term (not exceeding ten years) and subject to any specified vesting or other conditions, to receive the appreciation in the fair market value of our common stock between the date of grant of the award and the date of its exercise. We may pay the appreciation in shares of our common stock or in cash.

•

Restricted stock. The administrator may grant restricted stock awards either as a bonus or as a purchase right at a price determined by the administrator. Shares of restricted stock remain subject to forfeiture until vested, based on such terms and conditions as the administrator specifies. Holders of restricted stock will have the right to vote the shares and to receive any dividends paid, except that the dividends may be subject to the same vesting conditions as the related shares.

•

Restricted stock units. Restricted stock units, or RSUs, represent rights to receive shares of our common stock (or their value in cash) at a future date without payment of a purchase price, subject to vesting or other conditions specified by the administrator. Holders of RSUs have no voting rights or rights to receive cash dividends unless and until shares of common stock are issued in settlement of such awards. However, the administrator may grant RSUs that entitle their holders to dividend equivalent rights.

•

Performance awards. Performance awards, consisting of either performance shares or performance units, are awards that will result in a payment to their holder only if specified performance goals are achieved during a specified performance period. The administrator establishes the applicable performance goals based on one or more measures of business performance, such as revenue, gross margin, net income or total stockholder return. To the extent earned, performance awards may be settled in cash, in shares of our common stock or a combination of both in the discretion of the administrator. Holders of performance shares or performance units have no voting rights or rights to receive cash dividends unless and until shares of common stock are issued in settlement of such awards. However, the administrator may grant performance shares that entitle their holders to dividend equivalent rights.

•

Cash-based awards and other share-based awards. The administrator may grant cash-based awards that specify a monetary payment or range of payments or other share-based awards that specify a number or range of shares or units that, in either case, are subject to vesting or other conditions specified by the administrator. Settlement of these awards may be in cash or shares of our common stock, as determined by the administrator. Their holders will have no voting rights or right to receive cash dividends unless and until shares of our common stock are issued pursuant to the awards. The administrator may grant dividend equivalent rights with respect to other share-based awards.

In the event of a change in control as described in the 2021 Plan, the acquiring or successor entity may assume or continue all or any awards outstanding under the 2021 Plan or substitute substantially equivalent awards. The compensation committee may provide for the acceleration of vesting of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all awards held by members of the board of directors who are not employees will automatically be accelerated in full. Any awards that are not assumed, continued, or substituted for in connection with a change in control or are not exercised or settled prior to the change in control will terminate effective as of the time of the change in control. The 2021 Plan also authorizes the compensation committee, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in shares upon a change in control in exchange for a payment to the participant with respect to each share subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share, if any, under the award.

The 2021 Plan will continue in effect until it is terminated by our compensation committee, provided, however, that all awards will be granted, if at all, within ten years of its effective date. The compensation committee may amend, suspend or terminate the 2021 Plan at any time, provided that without stockholder approval, the plan cannot be amended to increase the number of shares authorized, change the class of persons eligible to receive incentive stock options, or effect any other change that would require stockholder approval under any applicable law or listing rule.

2021 Employee Stock Purchase Plan

In connection with our IPO, we adopted our 2021 Employee Stock Purchase Plan, or ESPP.

A total of 1,300,000 shares of our common stock were initially authorized and reserved for future issuance under the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the ESPP on January 1, 2022 and each subsequent anniversary through 2031, equal to the smallest of:

•	1,300,000 shares of our common stock; or
•	1.0% of the outstanding shares of our common stock on the immediately preceding December 31; or
•	an amount determined by our board of directors.

Appropriate adjustments will be made in the number of authorized shares and in outstanding purchase rights to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to purchase rights which expire or are cancelled will again become available for issuance under the ESPP.

The compensation committee of our board of directors will administer the ESPP and have full authority to interpret the terms of the ESPP. The ESPP provides, subject to certain limitations, for indemnification by us of any director, officer or employee against all judgments, amounts paid in settlement and reasonable expenses, including attorneys’ fees, incurred in connection with any legal action arising from such person’s action or failure to act in administering the ESPP.

All of our employees, including our named executive officers, and employees of any of our subsidiaries designated by the compensation committee are eligible to participate if they are customarily employed by us or any participating subsidiary for more than 20 hours per week and more than five months in any calendar year, subject to any local law requirements applicable to participants in jurisdictions outside the United States. However, an employee may not be granted rights to purchase stock under the ESPP if such employee:

•	immediately after the grant would own stock or options to purchase stock possessing 5% or more of the total combined voting power or value of all classes of our capital stock; or
•

holds rights to purchase stock under all of our employee stock purchase plans that would accrue at a rate that exceeds $25,000 worth of our stock for each calendar year in which the right to be granted would be outstanding at any time.

The ESPP is intended to qualify under Section 423 of the Code but also permits us to include our non-U.S. employees in offerings not intended to qualify under Section 423. The ESPP will typically be implemented through consecutive six-month offering periods. Offering periods generally start on the first trading day on or after May 16 and November 16 of each year, except for the first such offering period, which will commence on the effective date of this offering and will end on November 15, 2021. The administrator may, in its discretion, establish the terms of future offering periods, including establishing offering periods of up to 27 months and providing for multiple purchase dates. The administrator may vary certain terms and conditions of separate offerings for employees of our non-U.S. subsidiaries where required by local law or desirable to obtain intended tax or accounting treatment.

In general, the ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible cash compensation, which includes a participant’s regular base wages or salary and payments of overtime, shift premiums and paid time off before deduction of taxes and certain compensation deferrals. Amounts deducted and accumulated from participant compensation, or otherwise funded through other means in any participating non-U.S. jurisdiction in which payroll deductions are not permitted, are used to purchase shares of our common stock at the end of each offering period.

Unless otherwise provided by the administrator, the purchase price of the shares will be 85% of the lesser of the fair market value of our common stock on the purchase date and the first day of the offering period. In any event, the purchase price in any offering period may not be less than 85% of the fair market value of our common stock on the first day of the offering period or on the purchase date, whichever is less. Participants may end their participation at any time during an offering period and will receive a refund of their account balances not yet used to purchase shares. Participation ends automatically upon termination of employment.

Each participant in an offering will have an option to purchase for each month contained in the offering period a number of shares determined by dividing $2,083.33 by the fair market value of one share of our common stock on the first day of the offering period or 200 shares, if less, and except as limited in order to comply with Section 423 of the Code. Prior to the beginning of any offering period, the administrator may alter the maximum number of shares that may be purchased by any participant during the offering period or specify a maximum aggregate number of shares that may be purchased by all participants in the offering period. If insufficient shares remain available under the plan to permit all participants to purchase the number of shares to which they would otherwise be entitled, the administrator will make a pro rata allocation of the available shares. Any amounts withheld from a participant’s compensation in excess of the amounts used to purchase shares (other than a fractional share amount carried over) will be refunded, without interest unless otherwise required by a participant’s local law.

A participant may not transfer rights granted under the ESPP other than by will, the laws of descent and distribution or as otherwise provided under the ESPP.

In the event of a change in control, an acquiring or successor corporation may assume our rights and obligations under outstanding purchase rights or substitute substantially equivalent purchase rights. If the acquiring or successor corporation does not assume or substitute for outstanding purchase rights, then the purchase date of the offering periods then in progress will be accelerated to a date prior to the change in control.

The ESPP will continue in effect until terminated by the administrator. The compensation committee has the authority to amend, suspend, or terminate the ESPP at any time.

2014 Stock Option Plan

Our 2014 Stock Option Plan, or the 2014 Plan, was originally adopted by our board of directors and approved by our stockholders in June 2014. As of December 31, 2020, we had options to purchase 11,452,600 shares of common stock outstanding under our 2014 Plan. In connection with the closing of our IPO, our board of directors terminated the 2014 Plan and will not grant any further awards under such plan, but the 2014 Plan will continue to govern outstanding awards granted thereunder. Our compensation committee administers the 2014 Plan and has the authority, among other things, to construe and interpret the terms of the 2014 Plan and awards granted thereunder.

2000 Stock Option Plan

Our 2000 Stock Option Plan, or the 2000 Plan, expired in 2010 but continues to govern outstanding awards granted thereunder. As of December 31, 2020, we had options to purchase 686,234 shares of common stock outstanding under our 2000 Plan. Our compensation committee administers our 2000 Plan and has the authority, among other things, to construe and interpret the terms of our 2000 Plan and awards granted thereunder.

401(k) Plan

We maintain a retirement savings plan, or 401(k) Plan, for the benefit of our eligible employees, including our named executive officers. Our 401(k) Plan is intended to qualify under Sections 401 of the Internal Revenue Code. Each participant in the 401(k) Plan may contribute up to the statutory limit of his or her pre-tax compensation. In addition, we can make discretionary matching contributions. All salary deferrals, rollovers and matching contributions are 100% vested when contributed. The 401(k) Plan provides for automatic salary deferrals of 3% of compensation with a 1% escalator each year. Participants are permitted to waive the automatic deferral provision.

Limitation of Liability and Indemnification

Our Certificate of Incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors are not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for:

•	any breach of the director’s duty of loyalty to us or our stockholders;
•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law, or the DGCL; or
•	any transaction from which the director derived an improper personal benefit.

Our Certificate of Incorporation and our Bylaws provide that we are required to indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. Our Bylaws also provide that we may indemnify a director, officer, employee or agent (including the advancement of the final disposition of any action or proceeding), and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under Delaware law. We have entered and expect to continue to enter into agreements to indemnify and advance expenses to our directors, executive officers and other employees as determined by our board of directors. With specified exceptions, these agreements provide for indemnification for related expenses including, among other things, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these Bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our Certificate of Incorporation and our Bylaws may discourage stockholders from bringing a lawsuit against our directors and officers for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and our stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage.

Director Compensation

Prior to our IPO, we did not have a formal compensation policy for our non-employee directors. From time to time, we have paid cash or granted equity awards to certain non-employee directors to entice them to join, and for their continued service on, our board of directors. We also have reimbursed our directors for expenses associated with attending meetings of our board of directors and its committees. The following table sets forth information regarding compensation earned by our non-employee-directors for service on our board of directors during the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Irwin Federman(2)	$—	$1,397,500	$—	$1,397,500
Mark Hoffman(3)	—	37,120	—	37,120
Denise Persson(4)	18,984	290,000	—	308,984
Holger Staude(5)	—	1,397,500	—	1,397,500
Dominique Trempont(6)	51,000	337,120	—	388,120
Barry Zwarenstein(7)	17,795	1,115,800	—	1,133,595

(1)

The amounts disclosed represent the aggregate grant date fair value of stock options granted under the 2014 Plan computed in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options are set forth in the notes to our audited consolidated financial statements included elsewhere in this Report. These amounts do not reflect the actual economic value that may be realized by the non-employee director.

(2)	As of December 31, 2020, Mr. Federman held options to purchase 125,000 shares of our common stock, 5,208 of which were vested.
(3)	Mr. Hoffman resigned from our board of directors in August 2020. As of December 21, 2020, Mr. Hoffman held options to purchase 140,483 shares of our common stock, all of which were vested.
(4)	As of December 31, 2020, Ms. Persson held options to purchase 125,000 shares of our common stock, 15,625 of which were vested.
(5)	As of December 31, 2020, Mr. Staude held options to purchase 125,000 shares of our common stock, 5,208 of which were vested.
(6)	As of December 31, 2020, Mr. Trempont held options to purchase 53,131 shares of our common stock, 12,131 of which were vested.
(7)	As of December 31, 2020, Mr. Zwarenstein held options to purchase 128,334 shares of our common stock, none of which were vested.

Non-Employee Director Compensation

Upon our IPO, we adopted a non-employee director compensation, pursuant to which each of our non-employee directors receives annual cash compensation as follows:

•	$30,000 for service on our board of directors;
•	$10,000 for service on the audit committee of our board of directors, with an additional $10,000 for serving as its chair;
•	$6,000 for service on the compensation committee of our board of directors, with an additional $6,000 for serving as its chair; and
•	$3,750 for service on the nominating a corporate governance committee of our board of directors, with an additional $3,750 for serving as its chair.

These amounts will be payable in equal quarterly installments, in arrears following the end of each quarter in which the service occurred, pro-rated for any partial service.

In addition, each new non-employee director who joins our board of directors automatically receives a RSU for common stock having a value of $450,000 based on the average fair market value of our common stock for the 20 trading days prior to and ending on the date of grant, or an Initial RSU. Each Initial RSU will vest over three years, with one-third of the Initial RSU vesting on the first, second, and third anniversary of the date of grant. In addition, on the date of each annual meeting of our stockholders, each person who is then a non-employee director will automatically receive a RSU for common stock having a value of $175,000 based on the average fair market value of the underlying common stock for the 20 trading days prior to and ending on the date of grant, or an Annual RSU. Each Annual RSU will vest on the earlier of (i) the date of the following year’s annual meeting of our stockholders (or the date immediately prior to the next annual meeting of our stockholders if the non-employee director’s service as a director ends at such meeting due to the director’s failure to be re-elected or the director not standing for re-election); or (ii) the first anniversary of the date of grant. Vesting of Initial RSUs and Annual RSUs is subject to the non-employee director’s continuous service on each applicable vesting date. For each non-employee director who remains in continuous service with us until immediately prior to a “change of control” (as defined in the 2021 Plan), the shares subject to his or her then outstanding equity awards will become fully vested as of immediately prior to the change of control.

We will reimburse each non-employee director for ordinary, necessary, and reasonable out-of-pocket travel expenses to cover in-person attendance at, and participation in, meetings of our board of directors and any of its committees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by security holders(2)	12,138,834	(3)	$4.82	(4)	922,402
Equity compensation plans not approved by security holders	—		—		—
Total	12,138,834		$4.82		922,402

(1)

Includes 922,402 shares available for future issuance under the 2014 Plan. Following the effectiveness of the 2021 Plan in February 2021 in connection with our IPO, no further grants were permitted to be made under the 2014 Plan, though existing awards remain outstanding.

(2)	Consists of the 2000 Plan and the 2014 Plan. Does not reflect the 2021 Plan, which was adopted in 2021 in connection with our IPO.
(3)	Includes 686,234 outstanding options to purchase stock under the 2000 Plan and 11,452,600 outstanding options to purchase stock under the 2014 Plan.
(4)

As of December 31, 2020, the weighted-average exercise price of outstanding options under the 2000 Plan was $2.34 and the weighted-average exercise price of outstanding options under the 2014 Plan was $4.97.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock for:

•	each of our named executive officers;
•	each of our directors;
•	all of our current directors and executive officers as a group; and
•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, which generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within 60 days of February 28, 2021. Unless otherwise indicated, to our knowledge, the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. The information in the table below does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Sections 13(d) and 13(g) of the Securities Act. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o 50 Beale Street, 8th Floor, San Francisco, California 94015.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares	%
5% and Greater Stockholders:
Entities affiliated with U.S. Venture Partners VII, L.P.(1)	7,675,423	16.6
Canaan Equity Aggregator LLC(2)	5,759,298	12.4
Entities affiliated with Goldman Sachs & Co. LLC(3)	5,268,918	11.4
Rho Ventures III Holdings LLC(4)	3,637,894	7.9
Named Executive Officers and Directors:
Sharat Sharan(5)	4,248,063	8.8
Jayesh Sahasi	762,940	1.6
James Blackie	440,062	*
Irwin Federman(6)	7,691,048	16.6
Denise Persson	276,041	*
Holger Staude	15,625	*
Dominique Trempont	285,533	*
Barry Zwarenstein	11,667	*
All executive officers and directors as a group (9 persons)	13,903,032	28.4

*	less than 1%.
(1)

Consists of (i) 7,368,405 shares held by U.S. Venture Partners VII, L.P. (“USVP VII”), (ii) 153,508 shares held by 2180 Associates Fund VII, L.P. (“Associates VII”), (iii) 76,755 shares held by USVP Entrepreneur Partners VII-A, L.P. (“USVP VII-A”) and (iv) 76,755 shares held by USVP Entrepreneur Partners VII-B, L.P. (“USVP VII-B”, and together with USVP VII, Associates VII and USVP VII-A, the “USVP VII Funds”). Presidio Management Group VII, L.L.C. (“PMG VII”), the general partner of each of the USVP VII Funds, has sole voting and dispositive power with respect to the shares held by the USVP VII Funds. Irwin Federman, a member of our board of directors, is a managing member of PMG VII with additional rights with respect to the shares held by the USVP VII Funds, and may be deemed to have sole voting and dispositive power with respect to such shares. Casey M. Tansey, the sole managing partner of PMG VII, may be deemed to have sole dispositive power and shared voting power over the shares held by the USVP VII Funds. Each of the foregoing persons disclaims beneficial ownership of such securities, except to the extent of any pecuniary interest therein. The address for each of these entities is 1460 El Camino Real, Suite 100, Menlo Park, California 94025.

(2)

Canaan Extend Fund L.P., or Canaan Extend Fund, is the sole owner of Canaan Equity. Canaan Extend Fund, LLC is the general partner of the Canaan Extend Fund and may be deemed to have sole investment and voting power over the shares held by the Canaan Extend Fund. Deepak Kamra, a managing member of Canaan Extend Fund, LLC, disclaims beneficial ownership of the shares held by the Canaan Extend Fund except to the extent of his pecuniary interest in the shares. The mailing address for Canaan Equity is 1624 Market Street, Suite 226 PMB 29471 Denver, CO 80202.

(3)

The shares are held of record by Special Situations Investing Group II, LLC, which is an affiliate of Goldman Sachs & Co. LLC, a New York limited liability company and a broker-dealer. Goldman Sachs & Co. LLC is a member of the New York Stock Exchange and other national exchanges. Goldman Sachs & Co. LLC is a direct and indirect wholly-owned subsidiary of The Goldman Sachs Group, Inc., or GS Group. GS Group is a public entity and its common stock is publicly traded on the New York Stock Exchange. The shares of common stock held by Special Situations Investing Group II, LLC were acquired in the ordinary course of its investment business and not for the purpose of resale or distribution. GS Group may be deemed to beneficially own the securities held by Special Situations Investing Group II, LLC. GS Group disclaims beneficial ownership of such securities except to the extent of its pecuniary interest therein. The mailing address for Special Situations Investing Group II, LLC is 200 West Street, New York, New York 10282.

(4)

Rho Capital Partners LLC is the managing member of Rho Ventures III Holdings LLC or Rho Ventures, and may be deemed to have sole investment and voting power over the shares held by Rho Ventures. Habib Kairouz, Mark Leschly and Joshua Ruch are the managing members of Rho Capital Partners LLC and disclaim beneficial ownership of the shares held by Rho Ventures except to the extent of their pecuniary interest in the shares. The mailing address for Rho Ventures is 152 West 57th Street, 23rd Floor, New York, NY 10019.

(5)

Consists of (i) 2,097,172 shares of common stock held directly by Sharat Sharan, which includes the issuance of 187,500 shares of common stock upon settlement of a restricted unit that vested in connection with our initial public offering (ii) 92,500 shares held by Mr. Sharan’s daughter and (iii) 2,058,391 shares of common stock issuable upon exercise of options exercisable within 60 days of February 28, 2021 held directly by Mr. Sharan.

(6)

Consists of (i) 15,625 shares of common stock issuable upon the exercise of options exercisable within 60 days of February 28, 2021 and (ii) 7,368,405 shares held by USVP VII, (iii) 153,508 shares held by Associates VII, (iv) 76,755 shares held by USVP VII-A and (v) 76,755 shares held by USVP VII-B. Mr. Federman is a managing member of PMG VII with additional rights with respect to the shares held by the USVP VII Funds, and may be deemed to have sole voting and dispositive power with respect to such shares. Mr. Federman disclaims beneficial ownership of such securities held by the USVP VII Funds, except to the extent of any pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the compensation agreements and other arrangements described in the “Executive Compensation” section of this Report and the transactions described below, since January 1, 2020, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Loan Agreements with Messrs. Trempont and Sharan

In February 2020, we loaned Mr. Trempont, a member of our board of directors, $194,600 pursuant to a promissory note, or the Trempont Note, bearing interest at a rate of 2.1% per annum and maturing on various events not later than the fifth day prior to the date on which we file an initial registration statement under the Securities Act. The Trempont Note was repaid in full in November 2020.

In February 2020, we loaned Mr. Sharan, our President and Chief Executive Officer and a member of our board of directors, $240,000 pursuant to a promissory note, or the Sharan Note, bearing interest at a rate of 2.1% per annum and maturing on various events not later than the fifth day prior to the date on which we file an initial registration statement under the Securities Act. The Sharan Note was repaid in full in December 2020.

Consulting Agreement

InfoHorizon, LLC provides information technology software development to us. Nitin Jain, the brother-in-law of our executive officer Jayesh Sahasi, is the chief executive officer of InfoHorizon, LLC. For the years ended December 31, 2020, 2019 and 2018, the Company recorded $1.7 million, $1.5 million and $1.5 million, respectively, in research and development expense on the accompanying consolidated statement of operations.

Eric Federman’s Employment

Eric Federman, the son of our director Irwin Federman, is one of our employees. His annual base salary is $160,000 and he is eligible to participate in our equity incentive and other employee benefit plans and programs.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, penalties fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

Director Independence

Our board of directors has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise that director's ability to exercise independent judgment in carrying out that director's responsibilities. Our board of directors has affirmatively determined that Irwin Federman, Denise Persson, Holger Staude, Dominique Trempont and Barry Zwarenstein are each an "independent director," as defined under the rules of the NYSE. In making these determinations, our board of directors considered all relevant facts and circumstances known to it in evaluating the independence of these directors, including their current and historical employment, any compensation we have given to them, any transactions we have with them, their beneficial ownership of our capital stock, their ability to exert control over us, all other material relationships they have had with us and the same facts with respect to their immediate families. Mr. Sharan is not independent because he is our Chief Executive Officer.

Board Leadership Structure

Our board of directors recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure so as to provide effective oversight of management. Our Bylaws and corporate governance guidelines provide our board of directors with flexibility to combine or separate the positions of Chair of the Board and Chief Executive Officer. If the Chair of the Board is also a director who does not otherwise qualify as an independent director, the independent directors may elect from among themselves a Lead Independent Director who calls and chairs the regularly scheduled executive sessions of the independent directors and serves as a non-exclusive liaison among the independent directors and the other members of our board of directors.

Subsequent to our IPO, our board of directors determined to appoint Sharat Sharan as both our Chief Executive Officer and Chair of the Board, and to appoint Dominique Trempont as Lead Independent Director. Our board of directors believes that combining the positions of Chair of the Board and Chief Executive Officer is appropriate at this time, in light of Mr. Sharan’s extensive experience in overseeing our day-to-day business, supervising our management, regularly communicating with all of our directors, and designing and executing our business strategies since our formation. Mr. Sharan has demonstrated the ability to manage effectively the competing demands for his time such that our board of directors believes he can effectively lead our board of directors. Meanwhile, Mr. Trempont has served on our board of directors since April 2010, has served in several board leadership positions for public companies, has served as Chief Executive Officer of two global software companies, and is one of our independent director and a member of our audit committee, thereby providing a strong, experienced voice for our independent directors. Our board of directors believes this leadership structure provides the appropriate balance of authority between independent and non-independent directors and is an effective governance model for us and for our stockholders at this time.

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees of KPMG LLP, our independent registered public accounting firm, billed to us in each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2020	2019
Audit Fees	$1,457,998	$1,591,250
Audit-Related Fees	400,000	—
Tax Fees	111,474	107,811
All Other Fees	—	—
Total	$1,969,472	$1,699,061

Audit Fees

Audit fees consist of fees for the audit of our consolidated financial statements, the review of the unaudited interim financial statements included in our registration statement in connection with our IPO and other professional services provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the registrant's financial statements, including for assurance reporting on our historical financial information included in our registration statement in connection with our IPO.

Tax Fees

Tax fees consist of fees for tax compliance services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements

Information in response to this Item is included in Part II, Item 8 of this report on Form 10‑K.

2. Financial Statement Schedules

All schedules are omitted because they are not required, not applicable or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

The following exhibits, as required by Item 601 of Regulation S-K are filed with or incorporated by reference in this report as stated below.

EXHIBIT INDEX

Exhibit		Incorporation By Reference				Filed/ Furnished
Number	Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39965	3.1	2/8/2021
3.2	Amended and Restated Bylaws.	8-K	001-39965	3.2	2/8/2021
4.1	Description of Capital Stock.					*
10.1 +	ON24, Inc. 2000 Stock Option Plan, as amended, and form of stock option agreement thereunder.	S-1	333-251967	10.1	1/8/2021
10.2 +	ON24, Inc. 2014 Stock Option Plan, as amended, and form of stock option agreement thereunder.	S-1	333-251967	10.2	1/8/2021
10.3 +	ON24, Inc. 2021 Equity Incentive Plan and form of stock option agreement and form of restricted stock units agreement thereunder.					*
10.4 +	ON24, Inc. 2021 Employee Stock Purchase Plan.	S-1	333-251967	10.4	1/8/2021
10.5 +	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-251967	10.5	1/8/2021
10.6 +	Form of Offer Letter between the Registrant and certain of its executive officers.	S-1	333-251967	10.6	1/8/2021
10.7 +	Tenth Amended and Restated Investors’ Rights Agreement, dated April 12, 2019, by and among the Registrant and certain of its stockholders.	S-1	333-251967	10.7	1/8/2021
10.8+	Form of Executive Severance Agreement.	S-1	333-251967	10.8	1/8/2021
10.9	Office Lease Agreement, dated January 2, 2018, by and between the Registrant and 50 Beale Street, LLC.	S-1	333-251967	10.9	1/8/2021
10.10	Fifth Amended and Restated Loan and Security Agreement, dated January 16, 2019, by and between the Registrant and Comerica Bank.	S-1	333-251967	10.10	1/8/2021
10.11	Consulting Agreement, dated July 1, 2010, by and between the Registrant and InfoHorizon, LLC, and the related Statement of Work Number One, dated July 1, 2010.	S-1	333-251967	10.11	1/8/2021
10.12	Non-Employee Director Compensation Policy.	S-1	333-251967	10.12	1/8/2021
10.13+	Continuing Employment Letter, dated January 21, 2021, between the Registrant and Sharat Sharan.	S-1/A	333-251967	10.13	1/25/2021

Exhibit		Incorporation By Reference				Filed/ Furnished
Number	Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
21.1	List of Subsidiaries of the Registrant.	S-1	333-251967	21.1	1/8/2021
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

+	Indicates a management contract or compensatory plan.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on March 29, 2021.

ON24, Inc.

By:	/s/ Sharat Sharan
Sharat Sharan
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

ON24, Inc.

By:	/s/ Steven Vattuone
Steven Vattuone
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sharat Sharan and Steven Vattuone, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sharat Sharan	President, Chief Executive Officer and Director	March 29, 2021
Sharat Sharan	(Principal Executive Officer)

/s/ Steven Vattuone	Chief Financial Officer	March 29, 2021
Steven Vattuone	(Principal Financial and Accounting Officer)

/s/ Irwin Federman	Director	March 29, 2021
Irwin Federman

/s/ Denise Persson	Director	March 29, 2021
Denise Persson

/s/ Holger Staude	Director	March 29, 2021
Holger Staude

/s/ Dominique Trempont	Director	March 29, 2021
Dominique Trempont

/s/ Barry Zwarenstein	Director	March 29, 2021
Barry Zwarenstein