Form 10-Q
period 2021-03-31
ON24 INC.
filed 2021-05-13
CIK 1110611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 001-39965

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 7, 2021, the registrant had 46,367,731 shares of common stock outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Report, contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections titled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts”, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

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
•

the impact of the COVID-19 pandemic on our customer growth rate, which may decline in future periods compared to 2020 as the impact of COVID-19 lessens, particularly as vaccines become more widely available and our customers and their users consider engaging in in-person marketing activities;

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the section entitled “Risk Factors” and elsewhere in this Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Report. You should read this Report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ON24, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$388,940	$58,243
Short-term investments	3,000	3,000
Accounts receivable, net of allowances and reserves of $2,155 and $2,173 as of March 31, 2021 and December 31, 2020, respectively	45,578	48,617
Deferred contract acquisition costs, current	11,136	10,528
Prepaid expenses and other current assets	8,783	7,079
Total current assets	457,437	127,467
Property and equipment, net	9,072	9,051
Deferred contract acquisition costs, non-current	19,921	18,753
Other long-term assets	1,318	1,447
Total assets	$487,748	$156,718
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$6,123	$4,730
Accrued liabilities	16,267	17,439
Deferred revenue	95,562	92,240
Long-term debt, current portion	2,476	2,359
Total current liabilities	120,428	116,768
Long-term debt	3,641	25,727
Other long-term liabilities	3,896	4,022
Total liabilities	127,965	146,517
Commitments and contingencies (See Note 7)
Convertible Class A-1 and Class A-2 preferred stock, $0.0001 par value per share; zero and 21,699,945 shares authorized as of March 31, 2021 and December 31, 2020, respectively; zero and 21,683,548 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively; aggregate liquidation preference of zero and $102,776 as of March 31, 2021 and December 31, 2020, respectively	—	83,857
Redeemable convertible Class B and Class B-1 preferred stock, $0.0001 par value per share; zero and 5,543,918 shares authorized as of March 31, 2021 and December 31, 2020, respectively; zero and 5,543,918 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively; aggregate liquidation preference of zero and $70,000 as of March 31, 2021 and December 31, 2020, respectively	—	70,000
Stockholders’ equity (deficit)
Common stock, $0.0001 par value per share; 500,000,000 and 50,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 46,321,784 and 10,896,137 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	5	1
Additional paid-in capital	533,783	27,512
Accumulated deficit	(174,093)	(171,263)
Accumulated other comprehensive income (loss)	88	94
Total stockholders’ equity (deficit)	359,783	(143,656)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$487,748	$156,718

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Subscription and other platform	$42,910	$19,927
Professional services	7,189	4,819
Total revenue	50,099	24,746
Cost of revenue:
Subscription and other platform	7,485	4,156
Professional services	3,209	2,550
Total cost of revenue	10,694	6,706
Gross profit	39,405	18,040
Operating expenses:
Sales and marketing	23,925	12,010
Research and development	7,946	4,099
General and administrative	9,768	3,452
Total operating expenses	41,639	19,561
Loss from operations	(2,234)	(1,521)
Interest expense	231	212
Other (income) expense, net	116	271
Loss before provision for income taxes	(2,581)	(2,004)
Provision for income taxes	249	55
Net loss	(2,830)	(2,059)
Cumulative preferred dividends allocated to preferred stockholders	(558)	(1,325)
Net loss attributable to common stockholders	$(3,388)	$(3,384)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.10)	$(0.37)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	32,615,648	9,130,231

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(2,830)	$(2,059)
Foreign currency translation adjustment, net of tax	(6)	56
Total comprehensive loss	$(2,836)	$(2,003)

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Redeemable convertible preferred stock		Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	income (loss)	(deficit)
Balance as of December 31, 2020	21,683,548	$83,857	5,543,918	$70,000	10,896,137	$1	$27,512	$(171,263)	$94	$(143,656)
Conversion of convertible preferred stock and redeemable convertible preferred stock to common stock upon initial public offering	(21,683,548)	(83,857)	(5,543,918)	(70,000)	27,227,466	3	153,854	—	—	153,857
Issuance of common stock upon initial public offering, net of underwriting discounts and other offering costs	—	—	—	—	7,599,928	1	348,013	—		348,014
Issuance of common stock upon exercise of stock options	—	—	—	—	598,253	—	1,411	—	—	1,411
Payment for employee tax withheld upon exercising stock options	—	—	—	—	—	—	(2,001)	—	—	(2,001)
Stock-based compensation expense	—	—	—	—	—	—	4,994	—	—	4,994
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	—	—	(2,830)	—	(2,830)
Balance as of March 31, 2021	—	$—	—	$—	46,321,784	$5	$533,783	$(174,093)	$88	$359,783

	Convertible Preferred Stock		Redeemable convertible preferred stock		Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	income (loss)	(deficit)
Balance as of December 31, 2019	21,683,548	$83,857	5,543,918	$70,000	8,953,967	$1	$20,809	$(192,016)	$(2)	$(171,208)
Issuance of common stock upon exercise of stock options	—	—	—	—	1,942,170	—	485	—	—	485
Stock-based compensation expense	—	—	—	—	—	—	403	—	—	403
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	56	56
Net loss	—	—	—	—	—	—	—	(2,059)	—	(2,059)
Balance as of March 31, 2020	21,683,548	$83,857	5,543,918	$70,000	10,896,137	$1	$21,697	$(194,075)	$54	$(172,323)

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,830)	$(2,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,160	547
Stock-based compensation expense	4,994	403
Amortization of deferred contract acquisition cost	3,674	1,880
Provision for allowance for doubtful accounts and billing reserve	517	254
Changes in operating assets and liabilities:
Accounts receivable	2,522	(5,557)
Deferred contract acquisition cost	(5,450)	(4,118)
Prepaid expenses and other assets	(5,053)	(865)
Accounts payable	601	(336)
Accrued liabilities	373	173
Other long-term liabilities	(126)	(137)
Deferred revenue	3,322	11,144
Net cash provided by operating activities	3,704	1,329
Cash flows from investing activities:
Purchase of property and equipment	(520)	(97)
Net cash used in investing activities	(520)	(97)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts	353,397	—
Proceeds from issuance of common stock resulting from exercise of stock options	1,411	485
Payment of tax withholding obligations related to net share settlements of stock options exercise	(2,001)	—
Proceeds from long-term debt	—	6,000
Repayments of long-term debt	(22,407)	(6,041)
Repayment of capital lease obligations	(577)	(206)
Payments of offering costs	(2,305)	—
Net cash provided by financing activities	327,518	238
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	56
Net increase in cash, cash equivalents and restricted cash	330,696	1,526
Cash, cash equivalents and restricted cash, beginning of period	58,345	18,933
Cash, cash equivalents and restricted cash, end of period	$389,041	$20,459
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$11	$4
Cash paid for interest	$256	$261
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital leases	$1,015	$598
Property and equipment acquisitions funded by liabilities	$135	$58
Conversion of convertible preferred stock and redeemable convertible preferred stock to common stock	$153,857	$—
Offering costs in accounts payable and accrued liabilities	$1,176	$—
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets (in thousands):
Cash and cash equivalents	$388,940	$20,381
Restricted cash included in other assets, non-current	101	78
Total cash, cash equivalent, and restricted cash	$389,041	$20,459

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Description of Business and Significant Accounting Policies

Description of Business

ON24, Inc. and its subsidiaries (together, ON24 or the Company) provides a leading, cloud-based digital experience platform that enables businesses to convert customer engagement into revenue through interactive webinar experiences, virtual event experiences and multimedia content experiences. The Company’s platform offers a portfolio of interactive, personalized and content-rich digital experience products that creates and captures actionable, real-time data at scale from millions of professionals every month to provide businesses with buying signals and behavioral insights to efficiently convert prospects into customers. The Company was incorporated in the state of Delaware in January 1998 as NewsDirect, Inc. and in December 1998 changed its name to ON24, Inc. The Company is headquartered in San Francisco, California.

Initial Public Offering

On February 5, 2021, the Company closed its initial public offering (IPO) of 7,599,928 shares of its common stock at a public offering price of $50.0 per share for net proceeds of approximately $348.0 million, after deducting the underwriting discount of approximately $26.6 million and other offering costs of approximately $5.4 million. The shares of common stock sold in the IPO and the net proceeds from the IPO included the full exercise of the underwriters’ option to purchase additional shares.

Upon the closing of the IPO, all of the Company's outstanding shares of Class A-1 and Class A-2 convertible preferred stock and Class B and Class B-1 redeemable convertible preferred stock were automatically converted into an aggregate of 27,227,466 shares of common stock on a one-for-one basis.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Certain information and note disclosures included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2020. In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are normal and recurring in nature and necessary for fair financial statement presentation. All intercompany transactions and balances have been eliminated in consolidation.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results anticipated for the full year.

Certain prior period amounts have been reclassified on the condensed consolidated statements of cash flows to conform to the current year's presentation. None of these reclassifications had a material impact to the Company’s condensed consolidated financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the estimated expected benefit period for deferred contract acquisition costs, the determination of standalone selling price for the Company’s performance obligations, the allowance for doubtful accounts and billing reserve, the useful lives of long-lived assets, the estimated value of common stock prior to the IPO and other assumptions used to measure stock-based compensation, the valuation of deferred income tax assets and uncertain tax positions. Actual results could differ from those estimates.

Significant Accounting Policies

Effective January 1, 2021, the Company elected to account for forfeited awards as they occur. Prior to 2021, the Company estimated the number of awards expected to be forfeited at the time of grant and revised its estimates in subsequent periods if the actual forfeitures differed from the estimates. The impact of the change was not material. There has been no material change to the Company’s significant accounting policies during the three months ended March 31, 2021.

Deferred Offering Costs

Deferred offering costs consist primarily of accounting, legal and other fees incremental and directly related to the Company’s IPO. Upon closing of the IPO on February 5, 2021, the deferred offering costs of $5.4 million were reclassified into stockholders' equity (deficit) and recorded against the proceeds from the offering. Deferred offering costs as of December 31, 2020 was $3.2 million within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Stock-Based Compensation

Stock-based compensation expense related to stock awards is recognized based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the risk-free interest rates, the expected term of the option, the expected volatility of the price of the Company’s common stock and the expected dividend yield of the Company’s common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and application of management’s judgement. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award, which is generally four years. Effective January 1, 2021, the Company elected to account for forfeited awards as they occur. Prior to 2021, the Company estimated the number of awards expected to be forfeited at the time of grant and revised its estimates in subsequent periods if the actual forfeitures differed from the estimates. This change in accounting policy did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes Topic 740: Simplifying the Accounting for Income Taxes, which removes a variety of exceptions within the framework of ASC 740. These include the exception to the incremental approach for intraperiod tax allocation in the event of a loss from continuing operations and income or a gain from other items (such as other comprehensive income), and the exception to using general methodology for the interim period tax accounting for year-to-date losses that exceed anticipated losses. For public business entities, ASU No. 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. The adoption of this standard did not have a material impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This new standard requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Costs for implementation activities in the application development stage can be capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. The costs capitalized are expensed over the term of the hosting arrangement. The amendments in ASU No. 2018-15 also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. ASU No. 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, ASU No. 2018-15 is effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. ASU No. 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted ASU No. 2018-15 effective January 1, 2021 using a prospective approach. The adoption of this standard did not have a material impact on its condensed consolidated financial statements.

Note 2. Revenue

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by geographic region based on the shipping address of customers (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
United States	$36,954	$19,430
EMEA	9,496	3,850
Other	3,649	1,466
Total revenue	$50,099	$24,746

United Kingdom contributed 12% of revenue for the three months ended March 31, 2021 and no individual foreign country contributed more than 10% of revenue for the three months ended March 31, 2020. No single customer accounted for more than 10% of total revenue during the years ended March 31, 2021 and 2020. Additionally, no single customer accounted for more than 10% of accounts receivable as of March 31, 2021 and December 31, 2020.

The following table summarizes revenue by digital experience platform and Legacy offering (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Digital experience platform - subscription and other platform	$42,858	$19,316
Digital experience platform - professional services	7,164	4,402
Legacy - subscription and other platform	52	611
Legacy - professional services	25	417
Total revenue	$50,099	$24,746

Contract Balances

Accounts receivable:  The Company records accounts receivable when the Company has a contractual right to consideration. In some arrangements, a right to consideration for the Company’s performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled receivable. As of March 31, 2021 and December 31, 2020, unbilled receivables were included within accounts receivable, net of allowance for doubtful accounts on the condensed consolidated balance sheets and were not material.

Contract assets:  The Company records a contract asset when the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. Contract assets were $0.1 million and $0.3 million as of March 31, 2021 and December 31, 2020, respectively, and are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Contract liabilities:  The Company defers its revenue when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances are recognized during the following 12-month period and the remaining portion is recorded as noncurrent, which is included in other long-term liabilities on the consolidated balance sheet. The amount of revenue recognized during the three months ended March 31, 2021 that was included in deferred revenue at the beginning of the period was $39.4 million.

Remaining Performance Obligations

The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company may bill for the full term in advance or on an annual, quarterly or monthly basis, depending on the terms of the agreement. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $151.7 million, which consists of both billed consideration in the amount of $96.7 million and unbilled consideration in the amount of $55.0 million that the Company expects to recognize as revenue. As of March 31, 2021, the Company expects to recognize 81% of its remaining performance obligations as revenue over the subsequent twelve months, and the remainder thereafter.

Costs to Obtain a Contract

The Company capitalizes sales commissions and associated payroll taxes paid to internal sales personnel and third-party referral fees that are incremental costs resulting from obtaining a contract with a customer. These costs are recorded as deferred contract acquisition costs on the condensed consolidated balance sheets. The Company determines whether costs should be deferred based on its sales compensation plans and if the commissions are incremental and would not have occurred absent the customer contract.

Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years, as the Company specifically anticipates renewals of customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. The Company determines the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of its platform and related significant features. Amortization of deferred contract acquisition costs was $3.7 million and $1.9 million for the three months ended March 31, 2021 and 2020 and is included in sales and marketing expense in the condensed consolidated statements of operations. The Company has no impairment losses relating to deferred contract acquisition costs during the periods presented.

Note 3. Investments

Investments consisted of the following as of the periods presented (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents
Money market funds	$366,429	$2,027
Short-term Investments
Certificates of deposit	3,000	3,000
Total investments	$369,429	$5,027

The Company reviews the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced other-than-temporary decline in fair value. The Company evaluates, among other factors, whether the Company has the intention to sell any of these short-term investments and whether it is more likely than not that the Company will be required to sell any securities before recovery of the amortized cost basis. The Company had no unrealized gains or losses on short-term investments for the periods presented. Additionally, there were no realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020.

As of March 31, 2021 and December 31, 2020, all the short-term investments mature within one year.

Note 4. Fair Value Measurements

The Company’s investment portfolio consists of money market funds and certificates of deposit, which are carried at fair value. The Company has classified these investments as Level 1 financial instruments. Refer to Note 3 for more information regarding the balances of the Company’s investment portfolio as of March 31, 2021 and December 31, 2020.

There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the periods presented.

Note 5. Balance Sheets Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the periods presented (in thousands):

	March 31, 2021	December 31, 2020
Deferred offering costs	$—	$3,220
Prepaid expenses	8,018	2,848
Other receivables	610	873
Other	155	138
Prepaid expenses and other current assets	$8,783	$7,079

Property and Equipment, Net

Property and equipment, net consisted of the following as of the periods presented (in thousands):

	March 31, 2021	December 31, 2020
Computer, equipment and software(1)	$25,324	$24,175
Furniture and fixtures	1,082	1,108
Leasehold improvements	3,710	3,708
Property and equipment, gross	30,116	28,991
Less: Accumulated depreciation and amortization(2)	(21,044)	(19,940)
Property and equipment, net	$9,072	$9,051

(1)	Includes assets recorded under capital leases of $6.8 million and $6.9 million as of March 31, 2021 and December 31, 2020, respectively.
(2)	Includes amount for assets recorded under capital leases of $1.8 million and $2.2 million as of March 31, 2021 and December 31, 2020, respectively.

Depreciation and amortization expense was $1.2 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.

The following table presents the property and equipment, net of depreciation and amortization, by geographic region (in thousands):

	March 31, 2021	December 31, 2020
United States	$8,697	$8,698
EMEA	312	308
APAC	63	45
Total property and equipment, net	$9,072	$9,051

Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented (in thousands):

	March 31, 2021	December 31, 2020
Accrued bonus	$1,496	$2,785
Accrued vacation	3,197	2,724
Accrued commissions	2,920	3,149
Accrued ESPP	609	—
Sales and other tax liabilities	1,460	1,086
Other	6,585	7,695
Accrued liabilities	$16,267	$17,439

Other Long-term Liabilities

Other long-term liabilities consisted of the following as of the periods presented (in thousands):

	March 31, 2021	December 31, 2020
Deferred rent liabilities	$2,405	$2,543
Deferred revenue	1,152	1,152
Other	339	327
Other long-term liabilities	$3,896	$4,022

Note 6. Debt

Debt consisted of the following as of the periods presented (in thousands):

	March 31, 2021	December 31, 2020
Revolving line of credit	$—	$22,350
Equipment loan agreements	378	438
Capital leases	5,739	5,298
Total debt	6,117	28,086
Less: Current portion	(2,476)	(2,359)
Total long-term debt	$3,641	$25,727

Revolving Line of Credit

The Company has a revolving line of credit with a financing institution, which provides the Company the ability to borrow up to $30.0 million with a letter of credit sublimit of $3.9 million and a credit card sublimit of $0.7 million. The revolving line of credit is secured by a security interest on substantially all of the Company’s assets and is subject to certain financial covenants and restrictions, including the requirements of maintaining at all times a minimum of $5.0 million in cash at the institution as well as achieving certain amounts of operating income and deferred revenue for the trailing 12 months as defined by the agreement. In addition, the revolving line of credit agreement restricts the Company from paying dividends without prior approval from the financing institution. Interest on the revolving line of credit was the prime rate, as published by the Wall Street Journal (Prime Rate), plus 0.50% through July 2020 and the Prime Rate plus 0.75% upon the effective date of the amended and restated agreement entered in July 2020 as discussed below. The Prime Rate was 3.25% for the three months ended March 31, 2021 and 2020. As of March 31, 2021, the Company has an outstanding standby letter of credit of $2.0 million as a guarantee for the leased space. This standby letter of credit has been reduced to $1.2 million in April 2021. As of March 31, 2021, the Company has an unused letter of credit sublimit of $1.9 million.

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

The Company repaid in full the outstanding principal balance of its revolving line of credit of $22.4 million during the three months ended March 31, 2021.

Equipment Loan Agreements

The Company has entered into various equipment loan agreements that allow it to obtain financing to purchase equipment. Borrowings are secured by the equipment purchased. The equipment loan agreements are repaid over a period up to 36 months beginning from the date of the advance at an interest rate ranging from 6.5% to 10.1%. As of March 31, 2021 and December 31, 2020, the Company owed $0.4 million and $0.4 million, respectively, on the equipment loans.

Capital Leases

The Company has entered into various noncancelable capital lease agreements for its equipment with lease periods expiring between 2021 and 2024.

As of March 31, 2021, future payments under the equipment loan agreements and capital lease obligations, are as follows (in thousands):

	Equipment Loans	Capital Leases	Total
Remainder of 2021	$136	$1,997	$2,133
2022	144	2,397	2,541
2023	98	1,747	1,845
2024	—	71	71
Total payments	378	6,212	6,590
Less: Amount representing interest	—	473	473
Total payments, net of interest	$378	$5,739	$6,117

Note 7. Commitment and Contingencies

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

FASB ASC 450-20, Contingencies, sets forth the rules for accounting for uncertain tax positions for taxes not based on income. When a loss contingency exists, the likelihood of the incurrence of the liability can range from probable to remote. The Company believes it is reasonably possible that a loss will result from the sales and use tax assessment in the range of zero to $1.8 million. The Company has not recorded an accrual as of March 31, 2021 and December 31, 2020.

Legal Proceedings

In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes or claims. Although the Company cannot predict with assurance the outcome of any litigation, the Company does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on its financial condition, results of operations or cash flows.

Note 8. Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Equity Incentive Plan

Preferred Stock

In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to designate the rights, preferences, privileges and restrictions of the preferred stock from time to time.

Convertible Preferred Stock

Upon the closing of the IPO in February 2021, all 21,683,548 shares of the Company's outstanding Class A-1 and Class A-2 convertible preferred stock and 5,543,918 shares of Class B and Class B-1 redeemable convertible preferred stock were automatically converted into an aggregate of 27,227,466 shares of common stock on a one-for-one basis.

Common Stock

The amended and restated certificate of incorporation authorized the issuance of 500,000,000 shares of common stock, $0.0001 par value per share. Holders of common stock are entitled to one vote per share.

Equity Incentive Plan

In February 2021 in connection with the IPO, the Company adopted the 2021 Equity Incentive Plan (2021 Plan), which serves as a successor to and continuation of the 2014 Plan and 2000 Plan, collectively the “Predecessor Plans.” All shares that remained available for issuance under the Predecessor Plans as of the closing of the IPO, or that may expire or be canceled or forfeited following the closing of the IPO, become available for future issuance under the 2021 Plan.

Under the 2021 Plan, the Company may grant up to 8,282,313 shares of common stock which includes 6,400,000 shares of common stock reserved for issuance under the 2021 Plan, plus an additional 1,882,313 shares reserved for issuance under the 2014 Plan that the Company expects to become available for future issuance under the 2021 Plan. In addition, the number of shares reserved for issuance under the 2021 Plan cumulatively increases on January 1, 2022 and on each subsequent January 1 through and including January 1, 2031, by the lesser of (a) 5% of the number of shares of stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s board of directors. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The plan administrator determines the term of stock options granted under the 2021 Plan, up to a maximum of 10 years.

Grant Activities

Stock Options

A summary of stock option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020	11,947,731	$4.85
Granted	428,998	52.02
Exercised	(638,300)	2.21
Cancelled, forfeited and expired	(35,078)	9.94
Balance as of March 31, 2021	11,703,351	$6.71	7.2	$490,708
Vested and exercisable	5,994,778	$2.38	5.3	$276,558

Restricted Stock Units (RSUs)

A summary of RSU activity under the Company’s equity incentive plans and related information is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2020	—	$—
Granted	26,800	74.50
Unvested balance as of March 31, 2021	26,800	$74.50

Restricted Stock Unit with Performance Conditions

In June 2014, the Company’s board of directors approved the issuance of 187,500 restricted stock units to an executive officer with a grant date fair value of $0.5 million. No monetary payment was required as a condition to receiving the shares of stock. The award provided that the restricted stock units would vest upon the satisfaction of the following two conditions occurring before June 17, 2021: (i) satisfaction of a service condition of one year and (ii) the occurrence of a liquidity event defined as a change of control or an IPO. The grant date fair value of the awards was not recognized as compensation expense until the performance criteria was probable.

Upon the consummation of the Company’s IPO in February 2021, these restricted stock units fully vested and the related stock-based compensation expense of $0.5 million was fully recognized. In accordance with the terms of the grant agreement, these restricted stock units will be released upon the expiration of the lock-up period in August 2021.

Employee Stock Purchase Plan

In January 2021, the Company’s board of directors adopted the 2021 Employee Stock Purchase Plan (ESPP), which became effective in connection with the Company’s IPO. A total of 1,300,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares reserved for issuance cumulatively increases automatically on January 1, 2022 and on each subsequent January 1, through and including January 1, 2031, by the lesser of (a) 1% of the number of shares of stock issued and outstanding on the immediately preceding December 31, (b) 1,300,000 shares, or (c) an amount determined by the Company’s board of directors.

 All eligible employees may participate in the ESPP and may contribute up to 20% of their earnings (as defined in the ESPP) for the purchase of the Company’s common stock under the ESPP. Unless otherwise determined by the Company’s board of directors, common stock will be purchased for the accounts of employees participating in the ESPP at a price per share equal to the lesser of (1) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (2) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Offering periods generally start on the first trading day on or after May 16 and November 16 of each year, except for the first offering period, which commenced on the effective date of the Company’s IPO and will end on November 15, 2021. As of March 31, 2021, no shares of common stock have been purchased under the ESPP.

Fair Value Determination

The Black-Scholes assumptions used to value the employee options and the ESPP purchase right at the grant dates are as follows:

Employee Stock Options

	Three Months Ended
	March 31, 2021	March 31, 2020
Expected term (in years)	6.00 - 6.07	6.25
Expected volatility	53.82% - 53.90%	41.60%
Risk-free interest rate	0.62% - 0.64%	0.60% - 1.70%
Dividend yield	—%	—%

ESPP

Three Months Ended
March 31, 2021
Expected term (in years)	0.63
Expected volatility	61.00%
Risk-free interest rate	0.06%
Dividend yield	—%

These assumptions and estimates were determined as follows:

•

Fair Value of Common Stock.  Prior to the Company’s IPO, the fair value was determined by the Company’s board of directors, with input from management and valuation reports prepared by third-party valuation specialists. Stock-based compensation for financial reporting purposes is measured based on updated estimates of fair value when appropriate, such as when additional relevant information related to the estimate becomes available in a valuation report issued as of a subsequent date. For valuations after the consummation of the Company’s IPO, the fair value of each share of underlying common stock is based on the closing price of the Company’s common stock as reported on the date of the grant on the New York Stock Exchange.

•	Risk-Free Interest Rate. The risk-free interest rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

•

Expected Term. The expected term of options represents the period of time that options are expected to be outstanding. The Company’s historical stock option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to a lack of sufficient data. For stock options granted to employees, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options. For stock options granted to non-employees, the expected term equals the contractual term of the option. With respect to the ESPP, the expected term is the length of purchase period.

•

Expected Volatility. As the Company has a short trading history for its common stock, the expected volatility is estimated by taking the average historic price volatility for industry peers, consisting of several public companies in its industry that are similar in size, stage of life cycle, or financial leverage, over a period equivalent to the expected term of the awards.

•

Expected Dividend Yield. The Company has not declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. As a result, an expected dividend yield of zero percent was used.

Stock-Based Compensation

Effective January 1, 2021, the Company elected to account for forfeited awards as they occur.

The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Cost of revenue
Subscription and other platform	$237	$23
Professional services	62	4
Total cost of revenue	299	27
Sales and marketing	1,692	141
Research and development	782	57
General and administrative	2,221	178
Total stock-based compensation expense	$4,994	$403

As of March 31, 2021, unrecognized stock-based compensation expense by award type and their weighted-average recognition periods are as follows (in thousands, except years):

	Stock Option	ESPP
Unrecognized stock-based compensation expense	$65,905	$1,081
Weighted-average amortization period (in years)	3.61	0.63

Note 9. Income Taxes

The Company’s income tax expense was as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Provision for income taxes	$249	$55

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. The Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision quarterly. Provision for income taxes for the three months ended March 31, 2021 increased by $0.2 million compared to the three months ended March 31, 2020. The change in provision for income taxes was primarily due to increased international operations.

The Company regularly performs an assessment on the likelihood of realizing benefits of its deferred tax assets. As of March 31, 2021, the Company recorded a valuation allowance against its U.S. deferred tax assets based on available evidence. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable.

Utilization of net operating loss carryforwards, tax credits and other attributes may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Note 10. Net Income (Loss) Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2021	March 31, 2020
Net loss	$(2,830)	$(2,059)
Cumulative preferred dividends allocated to preferred stockholders	(558)	(1,325)
Net loss attributable to common stockholders, basic and diluted	(3,388)	(3,384)
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.37)
Weighted-average common stock outstanding, basic and diluted	32,615,648	9,130,231

The following table sets forth the potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended
	March 31, 2021	March 31, 2020
Convertible preferred stock (on an if-converted basis)	—	27,227,466
Outstanding stock options	11,703,351	9,981,356
Restricted stock units	214,300	187,500
ESPP purchase rights	79,273	—
Total antidilutive securities	11,996,924	37,396,322

Note 11. Related Party Transactions

During the three months ended March 31, 2021 and 2020, the Company incurred engineering and quality assurance costs from a third-party vendor. The chief executive officer of the third-party vendor is considered an immediate family member of the Company’s chief technology officer. For the three months ended March 31, 2021 and 2020, the Company recorded $0.5 million and $0.4 million, respectively, in research and development expense relating to this third party vendor on the condensed consolidated statements of operations. As of March 31, 2021 and December 31, 2020, amounts owed to this third party vendor were $0.4 million and $0.2 million, respectively, and were included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section titled “Risk Factors” and in other parts of this Report on Form 10-Q.

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

Similar to what has taken place in the business-to-consumer (B2C) market, our digital experience platform empowers business-to-business (B2B) companies with insights to better personalize their engagement. Large social media platforms have been successful at leveraging experiences and insights of consumers on their platforms to enable B2C companies to effectively understand their potential consumers. While these have been effective in the B2C market, B2B companies often lack deep insights about prospective customers to effectively understand and engage them.

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

We deliver our platform products as cloud-based subscriptions that are easy to use and purpose-built for sales and marketing professionals. As of March 31, 2021, we had over 2,000 customers. We have a highly engaged and loyal customer base leading to a successful land and expand strategy.

Prior to developing our current cloud-based subscription model, we generated revenue from our Legacy offering, which primarily consisted of fully managed events and associated services. In connection with shifting to our current data-driven, cloud-based subscription model, we stopped selling our Legacy offering to new customers in 2018 and stopped selling it to all customers in 2020. As a result, substantially all Legacy revenue ceased after December 2020. Our revenue was $50.1 million for the first quarter of 2021 compared to $24.7 million for the same period of 2020, representing a period-over-period increase of 102%. Our revenue, excluding our Legacy offering, was $50.0 million for the first quarter of 2021, compared to $23.7 million for the same period of 2020 representing a period-over-period increase of 111%. We had a net loss of $2.8 million and $2.1 million for the first quarter of 2021 and 2020, respectively.

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

The imperative to optimize digital sales and marketing investments to drive revenue conversion has become more important as businesses accelerate digital transformation initiatives in response to the COVID-19 pandemic, resulting in increased usage of our subscription and other platforms. Our revenue increased by 102% in first quarter of 2021 as compared to the same period of 2020, in part due to the impact of COVID-19.

There is no assurance that we will continue to experience such accelerated growth. If the effects of the COVID-19 pandemic subside, particularly as vaccines become more widely available, our customers and their users may resume in-person marketing activities in a way that decreases usage of our platform. The extent of the impact of COVID-19 on our business and financial performance may be influenced by a number of factors, many of which we cannot control, including the duration and spread of the pandemic, future spikes of COVID-19 infections resulting in additional preventative and mitigative measures, the severity of the economic decline attributable to or influenced by the pandemic, the timing and nature of a potential economic recovery, the impact on our customers and our sales cycles, and our ability to generate new business leads. For additional details, see the section titled “Risk Factors.”

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

Despite our strong growth to date, we believe our market is still relatively underpenetrated and, as a result, we see significant opportunity to market our solutions globally. We intend to pursue new customers through specialized and aligned sales teams focused on Enterprise customers, which includes companies with more than 2,000 employees, and Commercial customers, which includes companies with less than 2,000 customers.

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

International Expansion

We believe the expansion of real-time, revenue-generating marketing intelligence in international markets is a significant opportunity. For the first quarter of 2021 and 2020, approximately 26% and 21%, respectively, of our revenue came from outside the United States. We believe there is a compelling opportunity to expand our solutions internationally, both in countries where we currently operate and countries where we do not yet sell subscriptions to our solutions. Continuing to expand our international operations will require considerable management attention and other resources and may present challenges associated with complying with local expectations, customs, laws and regulations, which may impact our ability to sell subscriptions to our solutions and otherwise cause our results to vary from period to period.

Key Business Metrics

We review the following key business metrics to measure our performance, identify trends, formulate financial projections and make strategic decisions. Our methods for calculating these metrics may differ from similarly titled metrics at other companies, which may hinder comparability with other companies. The following table sets forth as of the dates indicated our number of customers, our annual recurring revenue (ARR) and our customers contributing at least $100,000 in ARR ($100k Customers) (in thousands):

	March 31, 2021	December 31, 2020	March 31, 2020
Customers	2,062	1,994	1,503
ARR	163,051	153,362	85,875
$100k Customers	325	302	161

Number of Customers

Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. We serve customers of all sizes, ranging from small businesses to global Fortune 100 organizations across a diverse set of industries, including technology, financial services, healthcare, industrial and manufacturing, professional services and B2B information services companies. Our diverse customer base has grown from 760 customers as of December 31,

2015 to over 2,000 customers as of March 31, 2021. Our platform is designed with a long-term view toward our customer relationships and to grow with customers as their needs expand.

Annual Recurring Revenue

We believe that ARR is a key metric to measure our business because it is driven by our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. ARR is calculated as the sum of the annualized value of our subscription contracts as of the measurement date, including existing customers with expired contracts that we expect to be renewed. Our ARR amounts exclude professional services, overages from subscription customers and Legacy revenue. Our ARR as of March 31, 2021, December 31, 2020 and March 31, 2020 was $163.1 million, $153.4 million and $85.9 million, respectively. Our ARR growth each quarter reflects our success in acquiring new customers and expanding subscriptions with existing customers, which was occurring prior to the COVID-19 pandemic and accelerated in 2020 partly in response to the COVID-19 pandemic.

Customers Contributing $100,000 or More to ARR

We believe that our ability to increase our $100k Customers is a key indicator for important components of the growth of our business, including our success in expanding the use of our platform within large organizations. As of March 31, 2021, December 31, 2020 and March 31, 2020, we had 325, 302 and 161 $100k Customers, respectively, demonstrating our rapid penetration of larger organizations.

Results of Operations

We manage and operate as one reportable segment. The discussion below summarizes our results of operations for the periods presented, which we derived from the condensed consolidated financial statements included elsewhere in this Report.

Comparison of the Three Months Ended March 31, 2021 and 2020 (in millions, except percentages)

Revenue

	Three Months Ended March 31,
	2021	As a % of Revenue	2020	As a % of Revenue	$ Change	% Change
Subscription and other platform	$42,910	86%	$19,927	81%	$22,983	115%
Professional services	7,189	14%	4,819	19%	2,370	49%
Total revenue	$50,099	100%	$24,746	100%	$25,353	102%

The increase in total revenue for the first quarter of 2021 compared to the same period in 2020 was primarily driven by an increase in digital experience platform revenue and partially offset by a decrease in Legacy revenue.

	Three Months Ended March 31,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
Digital Experience Platform
Subscription and other platform	$42,858	86%	$19,316	78%	$23,542	122%
Professional services	7,164	14%	4,402	18%	2,762	63%
Total digital experience platform revenue	$50,022	100%	$23,718	96%	$26,304	111%
Legacy
Subscription and other platform	$52	0%	$611	2%	$(559)	(91%)
Professional service	25	0%	417	2%	(392)	(94%)
Total Legacy revenue	$77	0%	$1,028	4%	$(951)	(93%)
Total revenue	$50,099	100%	$24,746	100%	$25,353	102%

Total digital experience platform revenue for the first quarter of 2021 increased by $26.3 million, or 111%, compared to the same period of 2020. The increase was primarily attributable to an increase in subscription and other platform revenue of $23.5 million and an increase in professional services revenue of $2.8 million mainly due to increases in our customer base, as well as the increase in use of our platform by our existing customers, which reflects an increase in demand for our experience management and monitoring services.

Total Legacy revenue for the first quarter of 2021 decreased by $1.0 million, or 93%, compared to the same period of 2020 primarily attributable to a decrease in subscription and other Legacy platform revenue as we stopped selling our Legacy offering to new customers in 2018. Substantially all Legacy revenue ceased after December 2020.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2021	As a % of Revenue	2020	As a % of Revenue	$ Change	% Change
Subscription and other platform	$7,485	15%	$4,156	17%	$3,329	80%
Professional services	3,209	6%	2,550	10%	659	26%
Total cost of revenue	$10,694	21%	$6,706	27%	$3,988	59%
Gross profit	$39,405	79%	$18,040	73%	$21,365	118%
Gross margin	79%		73%

Cost of Revenue

Cost of revenue for the first quarter of 2021 increased by $4.0 million, or 59%, compared to the same period of 2020, primarily driven by an increase in digital experience platform and professional services revenue and partially offset by a decrease in Legacy cost of revenue.

Total digital experience platform cost of revenue for the first quarter of 2021 increased by $4.5 million, or 73%, compared to the same period of 2020. The increase was primarily due to an increase in subscription and other platform cost of revenue of $3.6 million and an increase in professional services cost of revenue of $0.9 million. The increase in total digital experience platform cost of revenue was primarily driven by an increase in personnel-related expenses of $2.9 million due to increased headcount to support our platform and deliver services and an increase in bandwidth, transmission and software costs of $1.0 million due to the expansion of infrastructure and data centers.

Total Legacy cost of revenue for the first quarter of 2021 decreased by $0.5 million, or 97%, compared to the same period of 2020. The decrease in total Legacy cost of revenue was primarily driven by a reduction in headcount and facilities allocation costs as we stopped selling our Legacy offering to new customers in 2018 and substantially all Legacy revenue ceased after December 2020.

Gross Margin

Gross margin for the first quarter of 2021 increased to 79% compared to 73% for the same quarter of 2020. The increase in gross margin was primarily attributable to the significant increase in total digital experience platform revenue, which increased by 111%, compared to our total digital experience platform cost of revenue, which increased by 73%.

Operating Expenses

Sales and Marketing

	Three Months Ended March 31,
	2021	As a % of Revenue	2020	As a % of Revenue	$ Change	% Change
Sales and marketing	$23,925	48%	$12,010	49%	$11,915	99%

Sales and marketing expense for the first quarter of 2021 increased $11.9 million, or 99%, compared to the same period of 2020, primarily attributable to an increase in personnel-related expenses of $7.9 million driven by increased headcount to support the growth in our sales force and increased stock-based compensation expense of $1.6 million, an increase in marketing and advertising expenses of $2.7 million primarily due to increased demand generation activity, and an increase in facilities and other expenses of $1.0 million.

Research and Development

	Three Months Ended March 31,
	2021	As a % of Revenue	2020	As a % of Revenue	$ Change	% Change
Research and development	$7,946	16%	$4,099	17%	$3,847	94%

Research and development expense for the first quarter of 2021 increased $3.8 million, or 94%, compared to the first quarter of 2020, primarily attributable to an increase of $2.3 million in personnel-related expenses due to increased headcount for the development of our solutions and increased stock-based compensation expense of $0.7 million, and an increase of $1.1 million in facilities and other expenses.

General and Administrative

	Three Months Ended March 31,
	2021	As a % of Revenue	2020	As a % of Revenue	$ Change	% Change
General and administrative	$9,768	19%	$3,452	14%	$6,316	183%

General and administrative expense for the first quarter of 2021 increased $6.3 million, or 183%, compared to the same period of 2020, primarily attributable to an increase of $3.1 million in personnel-related expenses due to increased headcount and increased stock-based compensation expense of $2.0 million, an increase of $2.1 million in professional, legal and accounting related expenses mainly as a result of additional expenses incurred for IPO readiness, and an increase in facilities and other expenses of $1.0 million.

Interest Expense

	Three Months Ended March 31,
	2021	As a % of Revenue	2020	As a % of Revenue	$ Change	% Change
Interest expense	$231	0%	$212	1%	$19	9%

Interest expense for the first quarter of 2021 remained relatively flat compared to the same period of 2020.

Other (Income) Expense, Net

	Three Months Ended March 31,
	2021	As a % of Revenue	2020	As a % of Revenue	$ Change	% Change
Other (income) expense, net	$116	0%	$271	1%	$(155)	(57%)

Other (income) expense, net for the first quarter of 2021 decreased $0.2 million compared to the same period of 2020.

Provision for Income Taxes

	Three Months Ended March 31,
	2021	As a % of Revenue	2020	As a % of Revenue	$ Change	% Change
Provision for income taxes	$249	0%	$55	0%	$194	353%

Provision for income taxes for the first quarter of 2021 increased $0.2 million compared to same period of 2020, primarily driven by increase in sales tax due to the expansion of business in additional states.

Liquidity and Capital Resources

As of March 31, 2021, we had cash, cash equivalents and short-term investments of $391.9 million. Our investments generally consist of money market funds and certificates of deposit which are short-term in nature. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We historically funded our liquidity requirements through sales of convertible preferred stock, cash generated from our operations, borrowings and availability under our revolving credit facility, and most recently through our initial public offering of our common stock in February 2021.

In February 2021, we closed our IPO in which we sold 7,599,928 shares of our common stock, which included 1,284,139 shares from the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $50.0 per share. We received net proceeds of approximately $348.0 million after deducting the underwriting discount of approximately $26.6 million and offering costs of approximately $5.4 million.

The terms of our credit agreement permit voluntarily prepayment without premium or penalty. In the first quarter of 2021, we repaid in full the $22.4 million aggregate then outstanding principal balance of our line of credit under the revolving credit facility.

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

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$3,704	$1,329
Net cash used in investing activities	$(520)	$(97)
Net cash provided by financing activities	$327,518	$238

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

Net cash provided by operating activities is primarily impacted by our net loss adjusted for certain non-cash items such as stock-based compensation, depreciation and amortization, amortization of deferred contract acquisition costs, as well as the effect of changes in operating assets and liabilities. Our cash flows from operating activities provided net cash of $3.7 million for the three months ended March 31, 2021 compared to $1.3 million for the same period in 2020, an increase of $2.4 million. The increase was primarily attributable to an increase in net loss adjusted for an increase in non-cash expenses of $7.2 million, partially reduced by the $4.1 million unfavorable changes in operating assets and liabilities between the periods.

The total non-cash adjustments for the three months ended March 31, 2021 was $10.3 million compared to $3.1 million for the same period of 2020. The $7.2 million favorable change of non-cash adjustment was primarily driven by an increase in stock-based compensation expense of $4.6 million and an increase in amortization of deferred contract acquisition costs of $1.8 million.

Working capital used cash of $3.8 million for the three months ended March 31, 2021 compared to provided cash of $0.3 million for the same period in 2020, a decrease of $4.1 million. The unfavorable change in working capital in the comparative periods were impacted by, among other items, the timing of vendor payments and prepayments, timing of cash receipts from customers, improved collections of accounts receivable, and increased business activities due to company growth.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2021 and 2020 was primarily related to capital expenditures. Our most significant capital expenditures have been investments in our equipment for supporting ongoing operations. We expect our capital investment will continue in the future.

Financing Activities

Net cash provided by financing activities was $327.5 million for the three months ended March 31, 2021 compared to $0.2 million for the same period in 2020. The increase was primarily driven by the proceeds of $353.4 million from our IPO, net of underwriting discounts and an increase in proceeds of $1.0 million from the exercise of stock options. These increases were partially offset by the repayment of $22.4 million outstanding principal balance of our line of credit under our revolving credit facility, the payments of IPO related costs of $2.3 million, and payment of tax withholding obligation of $2.0 million related to net share settlement of exercising stock options.

Debt Obligations

Revolving Credit Facility

In April 2013, we entered into a loan and security agreement with Comerica Bank, which was subsequently amended and restated, and provides us the ability to borrow up to $30.0 million with a letter of credit sublimit of $3.9 million and a credit card sublimit of $0.7 million. The Revolving Credit Facility is secured by a security interest on substantially all of our assets. Outstanding principal amounts on the Revolving Credit Facility incur interest at the prime rate, as published by the Wall Street Journal (Prime Rate), plus 0,75% effective July 31, 2020 and prime rate, plus 0.50% prior to July 31, 2020. The prime rate was 3.25% for the first quarter of 2021 and 2020. We incurred interest expense on the revolving credit facility of $0.1 million and $0.2 million during the first quarter of 2021 and 2020, respectively.

As of December 31, 2020, we had drawn $22.4 million against the revolving credit facility. In the first quarter of 2021, we repaid in full the $22.4 million outstanding principal balance of our line of credit under our revolving credit facility.

Commitments and Contractual Obligations

The following table summarizes our noncancelable contractual obligations as of March 31, 2021 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$11,417	$2,227	$4,989	$4,201	$—
Capital lease obligations	6,212	1,997	4,144	71	—
Other debt including interest (1)	378	136	242	—	—
Total	$18,007	$4,360	$9,375	$4,272	$—

(1)	Amounts represent the principal balance outstanding under our equipment loan agreements. See Note 6 to condensed consolidated financial statements for additional information.

Critical Accounting Policies and Estimates

There has been no significant change during this quarter to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in our exposure to market risks from that discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2021. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon the evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. Other than the factors set forth below, there have been no material changes to the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2020. The risk factors may be important to understanding other statements in this report and should be read in conjunction with the unaudited condensed financial statements and related notes in the “Financial Statements (Unaudited)”section of this Report and with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline, and our stockholders may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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
•

the impact of the COVID-19 pandemic on our customer growth rate, which may decline in future periods compared to 2020 as the impact of COVID-19 lessens, particularly as vaccines become more widely available and our customers and their users consider engaging in in-person marketing activities;

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

We have experienced significant revenue growth since 2020, with our revenue increasing by 102% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. For the year ended December 31, 2020, our revenue increased by 76% as compared to the year ended December 31, 2019. Our recent revenue growth since 2020 has been significantly impacted by an increasing demand for our platform and products following the onset of the COVID-19 pandemic and resulting precautionary measures. As the impact of COVID-19 lessens, there may be reduced demand for our platform, and our revenue growth rate may decline. If these new customers elect not to continue their subscription as the impact of COVID-19 lessens, our business, financial condition and results of operations would be harmed.

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

Our quarterly results of operations and financial condition may vary significantly in the future, and period-to-period comparisons may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and financial condition may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. For example, our revenue and revenue growth rate may decline in future periods compared to 2020 as the impact of COVID-19 lessens, particularly as vaccines become more widely available and our customers and their users consider resuming in-person marketing activities. Further, because we generally invoice our customers at the beginning of the contractual terms of their subscriptions to our solutions, our financial condition reflects deferred revenue that we recognize ratably as revenue over the contractual term. If fewer new enrollments or renewals occur as the impact of COVID-19 lessens, our cash and deferred revenue as of future dates may decrease. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include:

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

We had net loss of $2.8 million and $2.1 million in the three months ended March 31, 2021 and 2020, respectively, and we may incur net losses in the future. We intend to continue to expend significant funds to expand our direct sales force and marketing efforts to attract new customers and increase usage of our platform and products by our existing customers, to develop and enhance our platform and for general corporate purposes. To the extent we are successful in increasing our customer base, we may also incur increased losses because most of the costs associated with acquiring customers (other than sales commissions) are incurred up front, while the related subscription revenue is generally recognized ratably over the applicable subscription term. In addition, we may incur increased losses because most of the costs associated with acquiring customers, including sales commissions, require us to make cash outlays at the time we acquire a customer, and, similarly, the timing of our recognition of subscription revenue and sales commissions may not correspond with our cash position. Our subscriptions typically have terms of one year that automatically renew for successive one-year terms unless terminated. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses and any increase in our cost of sales, including as a result of a shift to a hybrid cloud. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of subscriptions to our platform, and the entry or the success of competitive products and services. As a result, we may not achieve or maintain profitability in future periods.

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

The duration of the pandemic, whether it may recur, and its other long-term economic impacts are highly uncertain. These uncertainties make it challenging to manage our growth, maintain business relationships, price our subscription and otherwise operate and plan for our business. For example, with a broad section of the population working from home and educational institutions teaching remotely, increased demand for internet access could cause general access issues, affect our and our customers’ business interactions or cause issues with access to data centers. Moreover, the economic impacts of COVID-19 have affected and may continue to affect customer and prospective customer spending on technology such as ours, particularly for businesses involving in-person interactions, such as hospitality, manufacturing and professional services businesses. These customers may experience reduced revenue and revised budgets, which may adversely affect our customers’ ability or willingness to purchase subscriptions to our platform, the timing of subscriptions, customer retention, and the value or duration of subscriptions, all of which could adversely affect our operating results. It is also possible that, if the effects of the COVID-19 pandemic subside, particularly as vaccines become more widely available, our customers and their users will resume in-person marketing activities in a way that decreases usage of our platform. The extent of the impact of COVID-19 on our business and financial performance may be influenced by a number of factors, many of which we cannot control, including the duration and spread of the pandemic, future spikes of COVID-19 infections resulting in additional preventative measures, the severity of the economic decline attributable to the pandemic, the timing and nature of a potential economic recovery, the impact on our customers and our sales cycles, and our ability to generate new business leads.

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

A substantial portion of our business is with large enterprise customers. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. As of March 31, 2020, we had 325 customers contributing at least $100,000 in ARR, or $100k Customers, which are generally large organizations, representing 66% of our ARR. The timing of our sales with our enterprise customers and related revenue recognition is difficult to predict because of the length and uncertainty of the sales cycle for these customers. We are often required to spend significant time and resources to educate and familiarize these potential customers with the value proposition of paying for our platform. The length of our sales cycle for these customers, from initial evaluation to payment for our platform, is often around three to six months or more and can vary substantially from customer to customer. As a result, it is difficult to predict whether and when a sale will be completed. An inability to increase our enterprise customer base could harm our business.

We are continuing to expand our operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.

In the three months ended March 31, 2021, we generated 26% of our revenue from customers outside of the United States. We expect to continue to expand our international operations. For example, we recently established a subsidiary in Japan to support our operations in the Asia-Pacific region. Our efforts to expand our current international operations, including entering new markets or countries, may not be effective. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to special risks, including risks associated with:

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

We experienced rapid growth since 2020. The growth and expansion of our business places a continuous, significant strain on our management, operational and financial resources. Our information technology systems and our internal controls and procedures may not adequately keep pace with our growth. In addition, as we continue to grow, we face challenges of integrating, developing and motivating a rapidly growing employee base in various countries around the world. Certain members of our management do not have experience managing a public company, which may affect how they manage our growth. Managing our growth will also require significant expenditures and allocation of valuable management resources.

In addition, our rapid growth since 2020 may make it difficult to evaluate our future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business would be harmed.

We identified a material weakness in our internal control over financial reporting, and, if our remediation of this material weakness was not effective, or if we fail to maintain effective internal control over financial reporting in the future, our ability to produce accurate and timely consolidated financial statements could be impaired, which could adversely affect investor confidence in our company and, as a result, the value of our common stock.

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

We took several steps to address the underlying cause of the material weakness, including adding additional resources to enhance our internal control over financial reporting, implementing enhanced processes and review controls for the manual processes involved in our revenue recognition, and transitioning to new and more automated processes for capturing and recording revenue transactions. Although we believe these measures remediated the material weakness we identified, we may in the future have material weaknesses. We also cannot be certain that we have identified all existing material weaknesses or that we will not in the future have additional material weaknesses.

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

We primarily rely and expect to continue to rely on a combination of patents, trade secrets, domain name protections, trademarks and copyrights, as well as confidentiality, license and subscription agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of March 31, 2021, we had 15 issued patents and 25 pending patent applications. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, the resulting patents may not effectively protect every significant feature of our solutions. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality and invention assignment agreements with our employees, consultants and third parties. These agreements may not effectively protect our proprietary rights. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or may develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any countries in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our platform, brand and other intangible assets may be diminished, and competitors may be able to more effectively replicate our platform and its features. Any of these events would harm our business.

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

As of March 31, 2021 and December 31, 2020, we had zero and $22.4 million, respectively, of outstanding indebtedness under a loan and security agreement with Comerica Bank, or the Revolving Credit Facility. In the three months ended March 31, 2021, we repaid in full the $22.4 million outstanding principal balance on our Revolving Credit Facility. We may incur indebtedness in the future, which may require us to secure such obligations with substantially all of our assets; to comply with various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments and engage in transactions with our affiliates; and to meet certain financial covenants. Any substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could restrict our business operations or have other adverse consequences, including the following:

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

We sell to customers globally and have international operations primarily in the United Kingdom, Australia, Singapore and Japan. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended March 31, 2021, 12% of our revenue and 16% of our expenses, were denominated in currencies other than U.S. dollars. For the three months ended March 21, 2020, 10% of our revenue and 17% of our expenses were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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

As of March 31, 2021, our executive officers, directors and five percent or greater stockholders and their respective affiliates beneficially owned, in the aggregate, approximately 59.9% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors, amendments of our organizational documents and approval of any merger, sale of substantially all our assets or other significant corporate transactions. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Note applicable.

Item 5. Other Information.

Note applicable.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39965	3.1	2/8/2021

3.2	Amended and Restated Bylaws.	8-K	001-39965	3.2	2/8/2021

31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						X

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON24, Inc.

Date: May 12, 2021	By:	/s/ Sharat Sharan
Sharat Sharan
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 12, 2021	By:	/s/ Steven Vattuone
Steven Vattuone
Chief Financial Officer
(Principal Financial and Accounting Officer)