Form 10-Q
period 2021-06-30
ON24 INC.
filed 2021-08-12
CIK 1110611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 4, 2021, the registrant had 46,650,980 shares of common stock outstanding.

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
•

the impact of the COVID-19 pandemic on our customer growth rate, which may decline in future periods compared to 2020 as the impact of COVID-19 lessens, particularly as more people get vaccinated and our customers and their users consider engaging in in-person marketing activities;

•	disruptions, interruptions, outages or other issues with our technology or our use of third-party services, data connectors and data centers;
•

the impact of the security incident involving ransomware that we experienced or any other cybersecurity-related attack, significant data breach or disruption of the information technology systems or networks on which we rely;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ON24, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$351,727	$58,243
Marketable investments	44,631	3,000
Accounts receivable, net of allowances and reserves of $2,399 and $2,173 as of June 30, 2021 and December 31, 2020, respectively	38,891	48,617
Deferred contract acquisition costs, current	11,304	10,528
Prepaid expenses and other current assets	11,264	7,079
Total current assets	457,817	127,467
Property and equipment, net	9,775	9,051
Deferred contract acquisition costs, non-current	20,067	18,753
Other long-term assets	902	1,447
Total assets	$488,561	$156,718
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,907	$4,730
Accrued liabilities	19,555	17,439
Deferred revenue	93,899	92,240
Long-term debt, current portion	2,362	2,359
Total current liabilities	118,723	116,768
Long-term debt	3,263	25,727
Other long-term liabilities	3,859	4,022
Total liabilities	125,845	146,517
Commitments and contingencies (See Note 7)
Convertible Class A-1 and Class A-2 preferred stock, $0.0001 par value per share; zero and 21,699,945 shares authorized as of June 30, 2021 and December 31, 2020, respectively; zero and 21,683,548 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of zero and $102,776 as of June 30, 2021 and December 31, 2020, respectively	—	83,857
Redeemable convertible Class B and Class B-1 preferred stock, $0.0001 par value per share; zero and 5,543,918 shares authorized as of June 30, 2021 and December 31, 2020, respectively; zero and 5,543,918 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of zero and $70,000 as of June 30, 2021 and December 31, 2020, respectively	—	70,000
Stockholders’ equity (deficit)
Common stock, $0.0001 par value per share; 500,000,000 and 50,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 46,449,556 and 10,896,137 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	5	1
Additional paid-in capital	539,137	27,512
Accumulated deficit	(176,610)	(171,263)
Accumulated other comprehensive income	184	94
Total stockholders’ equity (deficit)	362,716	(143,656)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$488,561	$156,718

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Subscription and other platform	$44,377	$27,096	$87,287	$47,023
Professional services	7,741	9,224	14,930	14,043
Total revenue	52,118	36,320	102,217	61,066
Cost of revenue:
Subscription and other platform	8,179	4,824	15,664	8,980
Professional services	3,694	3,138	6,903	5,688
Total cost of revenue	11,873	7,962	22,567	14,668
Gross profit	40,245	28,358	79,650	46,398
Operating expenses:
Sales and marketing	25,465	12,729	49,390	24,739
Research and development	8,162	4,513	16,108	8,612
General and administrative	9,100	4,206	18,868	7,658
Total operating expenses	42,727	21,448	84,366	41,009
Income (loss) from operations	(2,482)	6,910	(4,716)	5,389
Interest expense	106	193	337	405
Other (income) expense, net	211	(22)	327	249
Income (loss) before provision for (benefit from) income taxes	(2,799)	6,739	(5,380)	4,735
Provision for (benefit from) income taxes	(282)	37	(33)	92
Net income (loss)	(2,517)	6,702	(5,347)	4,643
Cumulative preferred dividends allocated to preferred stockholders	—	(1,427)	(558)	(2,752)
Net income (loss) attributable to common stockholders	$(2,517)	$5,275	$(5,905)	$1,891
Net income (loss) per share attributable to common stockholders:
Basic	$(0.05)	$0.14	$(0.15)	$0.05
Diluted	$(0.05)	$0.14	$(0.15)	$0.05
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	46,570,195	9,707,995	39,664,436	9,419,113
Diluted	46,570,195	10,315,294	39,664,436	10,013,791

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(2,517)	$6,702	$(5,347)	$4,643
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	114	(2)	108	54
Unrealized loss on available for sale debt securities, net of tax	(18)	—	(18)	—
Total other comprehensive income (loss)	96	(2)	90	54
Total comprehensive income (loss)	$(2,421)	$6,700	$(5,257)	$4,697

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Redeemable convertible preferred stock		Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	income (loss)	(deficit)
Balance as of March 31, 2021	—	$—	—	$—	46,321,784	$5	$533,783	$(174,093)	$88	$359,783
Issuance of common stock upon exercise of stock options	—	—	—	—	127,772	—	384	—	—	384
Stock-based compensation expense	—	—	—	—	—	—	4,970	—	—	4,970
Other comprehensive income	—	—	—	—	—	—	—	—	96	96
Net loss	—	—	—	—	—	—	—	(2,517)	—	(2,517)
Balance as of June 30, 2021	—	$—	—	$—	46,449,556	$5	$539,137	$(176,610)	$184	$362,716

	Convertible Preferred Stock		Redeemable convertible preferred stock		Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	income (loss)	(deficit)
Balance as of March 31, 2020	21,683,548	$83,857	5,543,918	$70,000	9,326,967	$1	$21,697	$(194,075)	$54	$(172,323)
Issuance of common stock upon exercise of stock options	—	—	—	—	860,511	—	1,754	—	—	1,754
Stock-based compensation expense	—	—	—	—	—	—	430	—	—	430
Other comprehensive loss	—	—	—	—	—	—	—	—	(2)	(2)
Net income	—	—	—	—	—	—	—	6,702	—	6,702
Balance as of June 30, 2020	21,683,548	$83,857	5,543,918	$70,000	10,187,478	$1	$23,881	$(187,373)	$52	$(163,439)

ON24, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Redeemable convertible preferred stock		Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	income (loss)	(deficit)
Balance as of December 31, 2020	21,683,548	$83,857	5,543,918	$70,000	10,896,137	$1	$27,512	$(171,263)	$94	$(143,656)
Conversion of convertible preferred stock and redeemable convertible preferred stock to common stock upon initial public offering	(21,683,548)	(83,857)	(5,543,918)	(70,000)	27,227,466	3	153,854	—	—	153,857
Issuance of common stock upon initial public offering, net of underwriting discounts and other offering costs	—	—	—	—	7,599,928	1	348,013	—		348,014
Issuance of common stock upon exercise of stock options	—	—	—	—	726,025	—	1,795	—	—	1,795
Payment for employee tax withheld upon exercising stock options	—	—	—	—	—	—	(2,001)	—	—	(2,001)
Stock-based compensation expense	—	—	—	—	—	—	9,964	—	—	9,964
Other comprehensive income	—	—	—	—	—	—	—	—	90	90
Net loss	—	—	—	—	—	—	—	(5,347)	—	(5,347)
Balance as of June 30, 2021	—	$—	—	$—	46,449,556	$5	$539,137	$(176,610)	$184	$362,716

	Convertible Preferred Stock		Redeemable convertible preferred stock		Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	income (loss)	(deficit)
Balance as of December 31, 2019	21,683,548	$83,857	5,543,918	$70,000	8,953,967	$1	$20,809	$(192,016)	$(2)	$(171,208)
Issuance of common stock upon exercise of stock options	—	—	—	—	1,233,511	—	2,239	—	—	2,239
Stock-based compensation expense	—	—	—	—	—	—	833	—	—	833
Other comprehensive income	—	—	—	—	—	—	—	—	54	54
Net income	—	—	—	—	—	—	—	4,643	—	4,643
Balance as of June 30, 2020	21,683,548	$83,857	5,543,918	$70,000	10,187,478	$1	$23,881	$(187,373)	$52	$(163,439)

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(5,347)	$4,643
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,294	1,189
Stock-based compensation expense	9,964	833
Amortization of deferred contract acquisition cost	7,502	4,345
Provision for allowance for doubtful accounts and billing reserve	1,209	797
Other	25	—
Changes in operating assets and liabilities:
Accounts receivable	8,517	(18,560)
Deferred contract acquisition cost	(9,592)	(11,098)
Prepaid expenses and other assets	(7,078)	(783)
Accounts payable	(1,441)	238
Accrued liabilities	3,026	2,154
Deferred revenue	1,659	32,023
Other long-term liabilities	(163)	(421)
Net cash provided by operating activities	10,575	15,360
Cash flows from investing activities:
Purchase of property and equipment	(1,734)	(288)
Purchase of marketable securities	(44,481)	(5,000)
Proceeds from maturity of marketable securities	3,164	5,000
Net cash used in investing activities	(43,051)	(288)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts	353,397	—
Proceeds from issuance of common stock resulting from exercise of stock options	1,795	2,239
Payment of tax withholding obligations related to net share settlements of stock options exercise	(2,001)	—
Proceeds from long-term debt	—	12,179
Repayments of long-term debt	(22,478)	(12,084)
Repayment of capital lease obligations	(1,384)	(563)
Payments of offering costs	(3,481)	—
Net cash provided by financing activities	325,848	1,771
Effect of exchange rate changes on cash, cash equivalents and restricted cash	108	54
Net increase in cash, cash equivalents and restricted cash	293,480	16,897
Cash, cash equivalents and restricted cash, beginning of period	58,345	18,933
Cash, cash equivalents and restricted cash, end of period	$351,825	$35,830
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$142	$50
Cash paid for interest	$403	$496
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital leases	$1,586	$2,520
Equipment purchased funded by liabilities	$391	$179
Property and equipment purchased not yet paid	$132	$465
Conversion of convertible preferred stock and redeemable convertible preferred stock to common stock	$153,857	$—
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets (in thousands):
Cash and cash equivalents	$351,727	$35,743
Restricted cash included in other assets, non-current	98	87
Total cash, cash equivalent, and restricted cash	$351,825	$35,830

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

Initial Public Offering

On February 5, 2021, the Company closed its initial public offering (IPO) of 7,599,928 shares of its common stock at a public offering price of $50 per share for net proceeds of approximately $348.0 million, after deducting the underwriting discount of approximately $26.6 million and other offering costs of approximately $5.4 million. The shares of common stock sold in the IPO and the net proceeds from the IPO included the full exercise of the underwriters’ option to purchase additional shares.

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

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results anticipated for the full year.

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

Significant Accounting Policies

Effective January 1, 2021, the Company elected to account for forfeited awards as they occur. Prior to 2021, the Company estimated the number of awards expected to be forfeited at the time of grant and revised its estimates in subsequent periods if the actual forfeitures differed from the estimates. The impact of the change was not material. There has been no material change to the Company’s significant accounting policies during the three and six months ended June 30, 2021.

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

Note 2. Revenue

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by geographic region based on the shipping address of customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$38,336	$28,075	$75,290	$47,505
EMEA	9,362	5,976	18,858	9,826
Other	4,420	2,269	8,069	3,735
Total revenue	$52,118	$36,320	$102,217	$61,066

The following table summarizes the foreign countries which contributed 10% or more of the total revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United Kingdom	10%	10%	11%	10%

.

No single customer accounted for 10% or more of the total revenue during the three and six months ended June 30, 2021 and 2020. Additionally, no single customer accounted for 10% or more of accounts receivable as of June 30, 2021 and December 31, 2020.

The following table summarizes revenue by digital experience platform and Legacy offering (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Digital experience platform - subscription and other platform	$44,367	$26,397	$87,225	$45,713
Digital experience platform - professional services	7,741	9,120	14,905	13,522
Legacy - subscription and other platform	10	699	62	1,310
Legacy - professional services	—	104	25	521
Total revenue	$52,118	$36,320	$102,217	$61,066

Contract Balances

Accounts receivable:  The Company records accounts receivable when the Company has a contractual right to consideration. In some arrangements, a right to consideration for the Company’s performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled receivable. As of June 30, 2021 and December 31, 2020, unbilled receivables were included within accounts receivable, net of allowance for doubtful accounts on the condensed consolidated balance sheets and were not material.

Contract assets:  The Company records a contract asset when the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. Contract assets are included in prepaid expenses and other current assets in the condensed consolidated balance sheets and were not material as of June 30, 2021 and December 31, 2020.

Contract liabilities:  The Company defers its revenue when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized during the following 12-month period and the remaining portion is recorded as noncurrent, which is included in other long-term liabilities on the consolidated balance sheet. The amount of revenue recognized during the three and six months ended June 30, 2021 that was included in deferred revenue at the beginning of the period was $26.0 million and $65.4 million, respectively.

Remaining Performance Obligations

The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company may bill for the full term in advance or on an annual, quarterly or monthly basis, depending on the terms of the agreement. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $155.4 million, which consists of both billed consideration in the amount of $95.1 million and unbilled consideration in the amount of $60.3 million that the Company expects to recognize as revenue. As of June 30, 2021, the Company expects to recognize 80% of its remaining performance obligations as revenue over the subsequent twelve months, and the remainder thereafter.

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

Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years, as the Company specifically anticipates renewals of customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. The Company determines the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of its platform and related significant features. Amortization of deferred contract acquisition costs was $3.8 million and $7.5 million for the three and six months ended June 30, 2021, respectively, and $2.4 million and $4.3 million for the three and six months ended June 30, 2020, respectively. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the condensed consolidated statements of operations. The Company has no impairment losses relating to deferred contract acquisition costs during the periods presented.

Note 3. Marketable Securities

 Marketable securities consisted of the following as of the periods presented (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities
U.S. Treasury securities	$21,078	$1	$(5)	$21,074
Certificates of deposit	945	—	—	945
Corporate debt securities	15,281	—	(9)	15,272
Commercial papers	3,245	—	—	3,245
Asset-backed securities	4,100	—	(5)	4,095
Total marketable securities	$44,649	$1	$(19)	$44,631

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities
Certificates of deposit	$3,000	$—	$—	$3,000
Total marketable securities	$3,000	$—	$—	$3,000

The Company’s marketable securities have been classified as available for sale. All available for sale debt securities are available for use in current operations. Accordingly, they have been classified as current.

As of June 30, 2021, the Company had no marketable securities in a continuous loss position for 12 months or more. As of December 31, 2020, the Company had no marketable securities in a loss position.

The Company reviews the individual securities that have unrealized losses on a regular basis to evaluate whether any security has experienced other-than-temporary decline in fair value below amortized cost. The Company evaluates, among other factors, whether the Company has the intention to sell any of these marketable securities and whether it is more likely than not that the Company will be required to sell any securities before recovery of the amortized cost basis. Since the Company has the ability to hold its investments until maturity, and the decline in fair value was not due to any credit-related factor, no decline was deemed to be other-than-temporary.

The Company had no realized gains or losses from marketable securities that were reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2021 and 2020.

The following summarizes the remaining contractual maturities of the Company’s marketable securities as of June 30, 2021:

Fair Value
One year or less	$12,371
Over one year through five years	32,260
Total marketable securities	$44,631

Note 4. Fair Value Measurements

The following tables summarizes our financial instruments recorded at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$325,053	$—	$—	$325,053
Marketable Securities
U.S. Treasury securities	—	21,074	—	21,074
Certificates of deposit	—	945	—	945
Corporate debt securities	—	15,272	—	15,272
Commercial papers	—	3,245	—	3,245
Asset-backed securities	—	4,095	—	4,095
Total cash equivalents and marketable securities	$325,053	$44,631	$—	$369,684

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$2,027	$—	$—	$2,027
Marketable Securities
Certificates of deposit	3,000	—	—	3,000
Total cash equivalents and marketable securities	$5,027	$—	$—	$5,027

As of June 30, 2021, the Company classified its highly liquid money market funds within level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classified its U.S. Treasury securities, certificates of deposit, commercial paper, corporate debt securities and asset-backed securities within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded.

As of December 31, 2020, the Company classified its highly liquid money market funds and certificates of deposit within level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

Note 5. Balance Sheets Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the periods presented (in thousands):

	June 30, 2021	December 31, 2020
Deferred offering costs	$—	$3,220
Prepaid expenses	7,822	2,848
Other receivables	2,802	873
Other	640	138
Prepaid expenses and other current assets	$11,264	$7,079

Property and Equipment, Net

Property and equipment, net consisted of the following as of the periods presented (in thousands):

	June 30, 2021	December 31, 2020
Computer, equipment and software(1)	$27,152	$24,175
Furniture and fixtures	1,092	1,108
Leasehold improvements	3,710	3,708
Property and equipment, gross	31,954	28,991
Less: Accumulated depreciation and amortization(2)	(22,179)	(19,940)
Property and equipment, net	$9,775	$9,051

(1)	Includes assets recorded under capital leases of $7.1 million and $6.9 million as of June 30, 2021 and December 31, 2020, respectively.
(2)	Includes amount for assets recorded under capital leases of $2.5 million and $2.2 million as of June 30, 2021 and December 31, 2020, respectively.

Depreciation and amortization expense was $1.1 million and $2.3 million for the three and six months ended June 30, 2021, respectively, and $0.7 million and $1.2 million for the three and six months ended June 30, 2020, respectively.

The following table presents the property and equipment, net of depreciation and amortization, by geographic region (in thousands):

	June 30, 2021	December 31, 2020
United States	$9,404	$8,698
EMEA	308	308
Other	63	45
Total property and equipment, net	$9,775	$9,051

Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented (in thousands):

	June 30, 2021	December 31, 2020
Accrued bonus	$2,717	$2,785
Accrued vacation	3,345	2,724
Accrued commissions	1,873	3,149
Accrued ESPP	1,719	—
Sales and other tax liabilities	658	1,086
Other	9,243	7,695
Accrued liabilities	$19,555	$17,439

Other Long-term Liabilities

Other long-term liabilities consisted of the following as of the periods presented (in thousands):

	June 30, 2021	December 31, 2020
Deferred rent liabilities	$2,317	$2,543
Deferred revenue	1,193	1,152
Other	349	327
Other long-term liabilities	$3,859	$4,022

Note 6. Debt

Debt consisted of the following as of the periods presented (in thousands):

	June 30, 2021	December 31, 2020
Revolving line of credit	$—	$22,350
Equipment loan agreements	701	438
Capital leases	4,924	5,298
Total debt	5,625	28,086
Less: Current portion	(2,362)	(2,359)
Total long-term debt	$3,263	$25,727

Revolving Line of Credit

The Company has a revolving line of credit with a financing institution, which provides the Company the ability to borrow up to $30.0 million with a letter of credit sublimit of $3.9 million and a credit card sublimit of $0.7 million. The revolving line of credit is secured by a security interest on substantially all of the Company’s assets and is subject to certain financial covenants and restrictions, including the requirements of maintaining at all times a minimum of $5.0 million in cash at the institution as well as achieving certain amounts of operating income and deferred revenue for the trailing 12 months as defined by the agreement. In addition, the revolving line of credit agreement restricts the Company from paying dividends without prior approval from the financing institution. Interest on the revolving line of credit was the prime rate, as published by the Wall Street Journal (Prime Rate), plus 0.50% through July 2020 and the Prime Rate plus 0.75% upon the effective date of the amended and restated agreement entered in July 2020 as discussed below. The Prime Rate was 3.25% at June 30, 2021 and 2020. As of June 30, 2021, the Company had an outstanding standby letter of credit of $1.2 million as a guarantee for a leased space. The unused letter of credit sublimit was $2.7 million as of June 30, 2021.

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

The Company repaid in full the outstanding principal balance of its revolving line of credit of $22.4 million in the first quarter of 2021.

Equipment Loan Agreements

The Company has entered into various equipment loan agreements that allow it to obtain financing to purchase equipment. Borrowings are secured by the equipment purchased. The equipment loan agreements are repaid over a period up to 36 months beginning from the date of the advance at an interest rate ranging from 5.8% to 10.1%. As of June 30, 2021 and December 31, 2020, the Company owed $0.7 million and $0.4 million, respectively, on the equipment loans.

Capital Leases

The Company has entered into various noncancelable capital lease agreements for its equipment with lease periods expiring between 2021 and 2024.

As of June 30, 2021, future payments under the equipment loan agreements and capital lease obligations, are as follows (in thousands):

	Equipment Loans	Capital Leases	Total
Remainder of 2021	$120	$1,101	$1,221
2022	274	2,302	2,576
2023	236	1,769	2,005
2024	71	71	142
Total payments	701	5,243	5,944
Less: Amount representing interest	—	319	319
Total payments, net of interest	$701	$4,924	$5,625

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

FASB ASC 450-20, Contingencies, sets forth the rules for accounting for uncertain tax positions for taxes not based on income. When a loss contingency exists, the likelihood of the incurrence of the liability can range from probable to remote. The Company believes it is reasonably possible that a loss will result from the sales and use tax assessments in the range of zero to $1.8 million. The Company has not recorded an accrual as of June 30, 2021 and December 31, 2020.

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

Grant Activities

Stock Options

A summary of stock option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020	11,947,731	$4.85
Granted	481,403	50.12
Exercised	(766,072)	2.34		37,279
Cancelled and forfeited	(202,556)	17.86
Balance as of June 30, 2021	11,460,506	$6.69	7.0	$335,859
Vested and exercisable	6,317,999	$2.62	5.3	$207,698

Restricted Stock Units (RSUs)

A summary of RSU activity under the Company’s equity incentive plans and related information is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2020	—	$—
Granted	455,350	37.36
Cancelled and forfeited	(26,800)	74.50
Unvested balance as of June 30, 2021	428,550	$35.03

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

Upon the consummation of the Company’s IPO in February 2021, these restricted stock units fully vested and the related stock-based compensation expense of $0.5 million was fully recognized. In accordance with the terms of the grant agreement, these restricted stock units will be settled after the expiration of the lock-up period in the fourth quarter of 2021.

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

 All eligible employees may participate in the ESPP and may contribute up to 20% of their earnings (as defined in the ESPP) for the purchase of the Company’s common stock under the ESPP. Unless otherwise determined by the Company’s board of directors, common stock will be purchased for the accounts of employees participating in the ESPP at a price per share equal to the lesser of (1) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (2) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Offering periods generally start on the first trading day on or after May 16 and November 16 of each year, except for the first offering period, which commenced on the effective date of the Company’s IPO and will end on November 15, 2021. As of June 30, 2021, no shares of common stock have been purchased under the ESPP.

Fair Value Determination

The Black-Scholes assumptions used to value the employee options and the ESPP purchase right at the grant dates are as follows:

Employee Stock Options

	Three Months Ended June 30,						Six Months Ended June 30,
	2021			2020			2021			2020
Expected term	5.92 years	-	6.03 years	6.25 years			5.92 years	-	6.07 years	6.25 years
Expected volatility	54.82%	-	54.98%	41.60%			53.82%	-	54.98%	41.60%
Risk-free interest rate	0.94%	-	0.96%	0.42%	-	0.46%	0.62%	-	0.96%	0.42%	-	1.70%
Dividend yield	— %			— %			— %			— %

ESPP

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Expected term	0.38 years	0.38 years	-	0.63 years
Expected volatility	60.0%	60.0%	-	61.0%
Risk-free interest rate	0.06%	0.06%
Dividend yield	—%	— %

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

The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue
Subscription and other platform	$346	$24	$583	$47
Professional services	77	5	139	9
Total cost of revenue	423	29	722	56
Sales and marketing	1,571	147	3,263	288
Research and development	862	62	1,644	119
General and administrative	2,114	192	4,335	370
Total stock-based compensation expense	$4,970	$430	$9,964	$833

As of June 30, 2021, unrecognized stock-based compensation expense by award type and their weighted-average recognition periods are as follows (in thousands, except years):

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$58,652	$14,566	$402
Weighted-average amortization period	3.35 years	3.68 years	0.38 years

Note 9. Income Taxes

The Company’s income tax expense (benefit) was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Provision for (benefit from) income taxes	$(282)	$37	$(33)	$92

The Company’s provision for (benefit from) income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. The Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision quarterly. Benefit from income taxes for the three and six months ended June 30, 2021 increased by $0.3 million and $0.1 million, respectively, compared to the three and six months ended June 30, 2020. The change in benefit from income taxes for each respective period was primarily driven by the tax benefits associated with the exercise of stock options in a foreign jurisdiction.

The Company regularly performs an assessment on the likelihood of realizing benefits of its deferred tax assets. As of June 30, 2021, the Company recorded a valuation allowance against its U.S. deferred tax assets based on available evidence. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable.

Utilization of net operating loss carryforwards, tax credits and other attributes may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Note 10. Net Income (Loss) Per Share Attributable to Common Stockholders

The following tables sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic net income (loss) per share	2021	2020	2021	2020
Net income (loss)	$(2,517)	$6,702	$(5,347)	$4,643
Cumulative preferred dividends allocated to preferred stockholders	—	(1,427)	(558)	(2,752)
Net income (loss) attributable to common stockholders	(2,517)	5,275	(5,905)	1,891
Income available to participating securities	—	(3,889)	—	(1,406)
Net income (loss) available to common stockholders	$(2,517)	$1,386	$(5,905)	$485
Net income (loss) per share of common stock, basic	$(0.05)	$0.14	$(0.15)	$0.05
Weighted-average common stock outstanding, basic	46,570,195	9,707,995	39,664,436	9,419,113

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted net income (loss) per share	2021	2020	2021	2020
Net income (loss)	$(2,517)	$6,702	$(5,347)	$4,643
Cumulative preferred dividends allocated to preferred stockholders	—	(1,427)	(558)	(2,752)
Net income (loss) attributable to common stockholders	(2,517)	5,275	(5,905)	1,891
Reallocation of earnings to participating securities considering potentially dilutive securities	—	(3,826)	—	(1,383)
Net income (loss) available to common stockholders	$(2,517)	$1,449	$(5,905)	$508
Net income (loss) per share of common stock, diluted	$(0.05)	$0.14	$(0.15)	$0.05
Weighted average common stock outstanding, basic	46,570,195	9,707,995	39,664,436	9,419,113
Weighted average dilutive effect of stock options and restricted stock	—	607,299	—	594,678
Weighted-average common stock outstanding, diluted	46,570,195	10,315,294	39,664,436	10,013,791

The following table sets forth the potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Convertible preferred stock (on an if-converted basis)	—	5,543,918	—	5,543,918
Outstanding stock options	11,460,506	4,990,706	11,460,506	4,640,516
Restricted stock units	428,550	187,500	428,550	187,500
ESPP purchase rights	88,284	—	88,284	—
Total antidilutive securities	11,977,340	10,722,124	11,977,340	10,371,934

Note 11. Related Party Transactions

During the three and six months ended June 30, 2021 and 2020, the Company incurred engineering and quality assurance costs from a third-party vendor. The chief executive officer of the third-party vendor is considered an immediate family member of the Company’s chief technology officer. The Company recorded $0.6 million and $1.1 million in the three and six months ended June 20, 2021, respectively, and $0.4 million and $0.8 million in the three and six months ended June 30, 2020, respectively, in research and development expense relating to this third party vendor on the condensed consolidated statements of operations. As of June 30, 2021 and December 31, 2020, amounts owed to this third party vendor were $0.2 million and $0.2 million, respectively, and were included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

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

In 2021, we launched ON24 Breakouts which expanded the functionality and interactivity of webinars built with ON24 Elite. For example, breakouts enable attendees and presenters to network with each other face-to-face, sales teams to connect immediately with prospects and subject matters experts to offer two-way communication to support customer education and training

We deliver our platform products as cloud-based subscriptions that are easy to use and purpose-built for sales and marketing professionals. As of June 30, 2021, we had over 2,000 customers. We have a highly engaged and loyal customer base leading to a successful land and expand strategy.

Prior to developing our current cloud-based subscription model, we generated revenue from our Legacy offering, which primarily consisted of fully managed events and associated services. In connection with shifting to our current data-driven, cloud-based subscription model, we stopped selling our Legacy offering to new customers in 2018 and stopped selling it to all customers in 2020. As a result, substantially all Legacy revenue ceased after December 2020. Our revenue was $52.1 million and $102.2 million for the second quarter and first half of 2021, respectively, compared to $36.3 million and $61.1 million for the same periods of 2020, representing a period-over-period increase of 43% and 67%, respectively. Our revenue, excluding our Legacy offering, was $52.1 million and $102.1 million for the second quarter and first half of 2021, respectively, compared to $35.5 million and $59.2 million for the same periods of 2020 representing a period-over-period increase of 47% and 72%. We had a net loss of $2.5 million and $5.3 million for the second quarter and first half of 2021, respectively, compared to net income of $6.7 million and $4.6 million for the same periods of 2020.

COVID-19 Update

In December 2019, an outbreak of COVID-19 emerged, and, by March 2020, the World Health Organization declared COVID-19 a global pandemic. Governments across the United States and around the world instituted measures in an effort to slow infection rates, including orders to shelter-in-place, travel restrictions and mandated business closure. This pandemic has had widespread, rapidly-evolving and unpredictable impacts on global societies, economies, financial markets and business practices.

As conditions continue to fluctuate around the world, with vaccine administration rising in certain regions, governments and organizations have responded by adjusting their restrictions and guidelines accordingly. Our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity. We carefully assess conditions to determine when employees can safely return to our offices, and as a result we plan to partially reopen offices in the second half of 2021. With different regions recovering at different rates, we continue to evaluate our plans to reopen our facilities.

During the COVID-19 pandemic, digital has become the primary way for people to connect, work, learn and be entertained, and for businesses to engage with customers. The imperative to optimize digital sales and marketing investments to drive revenue conversion has become more important as businesses accelerate digital transformation initiatives in response to the COVID-19 pandemic, resulting in increased usage of our subscription and other platforms. Our revenue increased by 43% in the second quarter of 2021 and 67% in the first half of 2021 compared to the same respective periods of 2020, in part due to the impact of COVID-19.

There is no assurance that we will continue to experience such accelerated growth. If the effects of the COVID-19 pandemic subside, particularly as more people get vaccinated, our customers and their users may resume in-person marketing activities in a way that decreases usage of our platform. The extent of the impact of COVID-19 on our business and financial performance may be influenced by a number of factors, many of which we cannot control, including the duration and spread of the pandemic, future spikes of COVID-19 infections resulting in additional preventative and mitigative measures, the severity of the economic decline attributable to or influenced by the pandemic, the timing and nature of a potential economic recovery, the impact on our customers and our sales cycles, and our ability to generate new business leads. For additional details, see the section titled “Risk Factors.”

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

Retention and Expansion of ON24 Across Existing Customers

We believe we can achieve significant growth by retaining and further penetrating our existing customer base with the addition of new users and new products, and through upsell and cross sell. Our multi-dimensional land and expand model drives onboarding and allows us to acquire customers via free trials, live demos and continuous engagement with an efficient sales and marketing investment. As we continue to drive more actionable revenue generating marketing insights, we believe that we have a significant opportunity to further increase sales among existing customers across different functional and geographic departments within each respective organization. Our ability to pursue this opportunity will require us to continue to retain our customers, scale our sales and marketing organization and otherwise increase our operating expenses, and we may not be successful on the timetable we anticipate, or at all, for any number of reasons, which may cause our results to vary from period to period.

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

International Expansion

We believe the expansion of real-time, revenue-generating marketing intelligence in international markets is a significant opportunity. For the second quarter and first half of 2021, approximately 26% and 26%, respectively, of our revenue came from outside the United States, compared to 23% and 22% for the same periods of 2020. We believe there is a compelling opportunity to expand our solutions internationally, both in countries where we currently operate and countries where we do not yet sell subscriptions to our solutions. Continuing to expand our international operations will require considerable management attention and other resources and may present challenges associated with complying with local expectations, customs, laws and regulations, which may impact our ability to sell subscriptions to our solutions and otherwise cause our results to vary from period to period.

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

	June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2020	March 31, 2020
Customers	2,078	2,062	1,994	1,769	1,503
ARR	164,130	163,051	153,362	114,183	85,875
$100k Customers	345	325	302	229	161

Number of Customers

Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. We serve customers of all sizes, ranging from small businesses to global Fortune 100 organizations across a diverse set of industries, including technology, financial services, healthcare, industrial and manufacturing, professional services and B2B information services companies. Our diverse customer base has grown from 760 customers as of December 31, 2015 to over 2,000 customers as of June 30, 2021. For the second quarter of 2021, we added 16 net customers compared to the first quarter of 2021 as our continued growth more than offset the loss of customers who purchased one-year platform subscriptions during the second quarter of 2020. Our platform is designed with a long-term view toward our customer relationships and to grow with customers as their needs expand.

Annual Recurring Revenue

We believe that ARR is a key metric to measure our business because it is driven by our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. ARR is calculated as the sum of the annualized value of our subscription contracts as of the measurement date, including existing customers with expired contracts that we expect to be renewed. Our ARR amounts exclude professional services, overages from subscription customers and Legacy revenue. Our ARR as of June 30, 2021, December 31, 2020 and June 30, 2020 was $164.1 million,  $153.4 million and $114.2 million, respectively. Our ARR growth reflects our success in acquiring new customers and expanding subscriptions with existing customers, which was occurring prior to the COVID-19 pandemic, and which accelerated in 2020 partly in response to the COVID-19 pandemic, and has continued to grow in 2021 though at a slower pace. For the second quarter of 2021, we added $1.1 million in ARR as compared to March 31, 2021, as our continued growth more than offset the loss of ARR from customers who purchased one-year platform subscriptions during the second quarter of 2020.

Customers Contributing $100,000 or More to ARR

We believe that our ability to increase our $100k Customers is a key indicator for important components of the growth of our business, including our success in expanding the use of our platform within large organizations. As of June 30, 2021, December 31, 2020 and June 30, 2020, we had 345, 302 and 229 $100k Customers, respectively, demonstrating our rapid penetration of larger organizations.

Results of Operations

We manage and operate as one reportable segment. The discussion below summarizes our results of operations for the periods presented, which we derived from the condensed consolidated financial statements included elsewhere in this Report.

The following tables set forth selected condensed consolidated statements of operations data and for each of the periods presented (in thousands) .

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except percentages)
Revenue:
Subscription and other platform	$44,377	$27,096	$87,287	$47,023
Professional services	7,741	9,224	14,930	14,043
Total revenue	52,118	36,320	102,217	61,066
Cost of revenue:
Subscription and other platform (1)	8,179	4,824	15,664	8,980
Professional services (1)	3,694	3,138	6,903	5,688
Total cost of revenue	11,873	7,962	22,567	14,668
Gross profit	40,245	28,358	79,650	46,398
Operating expenses:
Sales and marketing (1)	25,465	12,729	49,390	24,739
Research and development (1)	8,162	4,513	16,108	8,612
General and administrative (1)	9,100	4,206	18,868	7,658
Total operating expenses	42,727	21,448	84,366	41,009
Income (loss) from operations	(2,482)	6,910	(4,716)	5,389
Interest expense	106	193	337	405
Other (income) expense, net	211	(22)	327	249
Income (loss) before provision for (benefit from) income taxes	(2,799)	6,739	(5,380)	4,735
Provision for (benefit from) income taxes	(282)	37	(33)	92
Net income (loss)	(2,517)	6,702	(5,347)	4,643

_____________________

(1) Includes stock-based compensation as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue
Subscription and other platform	$346	$24	$583	$47
Professional services	77	5	139	9
Total cost of revenue	423	29	722	56
Sales and marketing	1,571	147	3,263	288
Research and development	862	62	1,644	119
General and administrative	2,114	192	4,335	370
Total stock-based compensation expense	$4,970	$430	$9,964	$833

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

Revenue

	Three Months Ended June 30,
	2021	As a % of Revenue	2020	As a % of Revenue	$ Change	% Change
	(in thousands, except percentages)
Subscription and other platform	$44,377	85%	$27,096	75%	$17,281	64%
Professional services	7,741	15%	9,224	25%	(1,483)	(16%)
Total revenue	$52,118	100%	$36,320	100%	$15,798	43%

	Six Months Ended June 30,
	2021	As a % of Revenue	2020	As a % of Revenue	$ Change	% Change
	(in thousands, except percentages)
Subscription and other platform	$87,287	85%	$47,023	77%	$40,264	86%
Professional services	14,930	15%	14,043	23%	887	6%
Total revenue	$102,217	100%	$61,066	100%	$41,151	67%

The increase in total revenue for the second quarter and first half of 2021 compared to the same periods in 2020 was primarily driven by an overall increase in digital experience platform revenue and partially offset by a decrease in Legacy revenue.

	Three Months Ended June 30,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Digital Experience Platform
Subscription and other platform	$44,367	85%	$26,397	73%	$17,970	68%
Professional services	7,741	15%	9,120	25%	(1,379)	(15%)
Total digital experience platform revenue	$52,108	100%	$35,517	98%	$16,591	47%
Legacy
Subscription and other platform	$10	0%	$699	2%	$(689)	(99%)
Professional service	—	0%	104	0%	(104)	(100%)
Total Legacy revenue	$10	0%	$803	2%	$(793)	(99%)
Total revenue	$52,118	100%	$36,320	100%	$15,798	43%

	Six Months Ended June 30,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Digital Experience Platform
Subscription and other platform	$87,225	85%	$45,713	75%	$41,512	91%
Professional services	14,905	15%	13,522	22%	1,383	10%
Total digital experience platform revenue	$102,130	100%	$59,235	97%	$42,895	72%
Legacy
Subscription and other platform	$62	0%	$1,310	2%	$(1,248)	(95%)
Professional service	25	0%	521	1%	(496)	(95%)
Total Legacy revenue	$87	0%	$1,831	3%	$(1,744)	(95%)
Total revenue	$102,217	100%	$61,066	100%	$41,151	67%

Total digital experience platform revenue increased by $16.6 million, or 47%, for the second quarter of 2021 and increased by $42.9 million, or 72%, for the first half of 2021, compared to the same periods of 2020. The increase was primarily attributable to an increase in subscription and other platform revenue mainly due to increased use of our platform by our existing customers, and to a lesser extent increases in our customer base, which reflects an increase in demand for our experience management and monitoring services.

Professional services revenue decreased $1.4 million, or 15%, for the second quarter of 2021 and increased $1.4 million, or 10%, for the first half of 2021, compared to the same periods in 2020, primarily reflecting unusually high demand for our professional services in 2020 that continued into the first quarter of 2021. The decline in professional services revenue as a percentage of revenue in both the second quarter and first half of 2021, as compared to the same periods in 2020, also reflects platform improvements that enable more customer self-service.

Total Legacy revenue for the second quarter and first half of 2021 decreased $0.8 million, or 99%, and $1.7 million, or 95%, respectively, compared to the same periods of 2020 primarily attributable to a decrease in subscription and other Legacy platform revenue as we stopped selling our Legacy offering to new customers in 2018. Substantially all Legacy revenue ceased after December 2020.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2021	As a % of Revenue	2020	As a % of Revenue	$ Change	% Change
	(in thousands, except percentages)
Subscription and other platform	$8,179	16%	$4,824	13%	$3,355	70%
Professional services	3,694	7%	3,138	9%	556	18%
Total cost of revenue	$11,873	23%	$7,962	22%	$3,911	49%
Gross profit	$40,245	77%	$28,358	78%	$11,887	42%
Gross margin	77%		78%

	Six Months Ended June 30,
	2021	As a % of Revenue	2020	As a % of Revenue	$ Change	% Change
	(in thousands, except percentages)
Subscription and other platform	$15,664	15%	$8,980	15%	$6,684	74%
Professional services	6,903	7%	5,688	9%	1,215	21%
Total cost of revenue	$22,567	22%	$14,668	24%	$7,899	54%
Gross profit	$79,650	78%	$46,398	76%	$33,252	72%
Gross margin	78%		76%

Cost of Revenue

Cost of revenue for the second quarter and first half of 2021 increased by $3.9 million, or 49%, and $7.9 million, or 54%, respectively, compared to the same periods of 2020, primarily driven by an overall increase in digital experience platform revenue and partially offset by a decrease in Legacy cost of revenue.

Total digital experience platform cost of revenue for the second quarter and first half of 2021 increased by $4.3 million, or 56%, and $8.8 million, or 64%, respectively, compared to the same periods of 2020. The increase in each respective period was primarily due to an increase in subscription and other platform cost of revenue of $3.6 million and $7.1 million, and an increase in professional services cost of revenue of $0.7 million and $1.7 million. The increase in total digital experience platform cost of revenue was primarily driven by an increase in personnel-related expenses of $3.3 million and $6.1 million due to increased headcount to support our platform and deliver services. The increase of $1.7 million in total digital experience platform cost of revenue in the first half of 2021 reflected increases in bandwidth, transmission and software costs due to the expansion of infrastructure and data centers.

Total Legacy cost of revenue for the second quarter and first half of 2021 decreased by $0.4 million, or 106%, and $0.9 million, or 100%, respectively, compared to the same periods of 2020. The decrease in total Legacy cost of revenue in each respective period was primarily driven by a reduction in headcount and facilities allocation costs as we stopped selling our Legacy offering to new customers in 2018 and substantially all Legacy revenue ceased after December 2020.

Gross Margin

Gross margin for the second quarter remained relatively flat compared to the same period of 2020. The gross margin for the first half of 2021 increased to 78% compared to 76% for the same period of 2020. The increase in gross margin in the first half of 2021 was primarily attributable to the significant increase in total digital experience platform revenue, which increased 72%, compared to our total digital experience platform cost of revenue, which increased 64%. We expect gross margin to decrease in the remainder of 2021 as we continue to invest to scale the business.

Operating Expenses

Sales and Marketing

	Three Months Ended June 30,
	2021	As a % of Revenue	2020	As a % of Revenue	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$25,465	49%	$12,729	35%	$12,736	100%

	Six Months Ended June 30,
	2021	As a % of Revenue	2020	As a % of Revenue	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$49,390	48%	$24,739	41%	$24,651	100%

Sales and marketing expense increased $12.7 million, or 100%, for the second quarter of 2021 and $24.7 million, or 100%, for the first half of 2020, compared to the same periods of 2020. The increase in each respective period was primarily attributable to an increase in personnel-related expenses of $9.3 million and $17.9 million driven by both increased headcount to support the growth in our sales force and increased stock based compensation expense of $1.4 million and $3.0 million, as well as an increase in marketing and advertising expenses of $2.2 million and $4.9 million primarily due to increased demand generation activity. The increase of $1.7 million in facilities and other expenses also contributed to the increased sales and marketing expense for the first half of 2021. We expect our sales and marketing expense to continue to increase in the remainder of 2021 to support increased demand for our digital experiences.

Research and Development

	Three Months Ended June 30,
	2021	As a % of Revenue	2020	As a % of Revenue	$ Change	% Change
	(in thousands, except percentages)
Research and development	$8,162	16%	$4,513	12%	$3,649	81%

	Six Months Ended June 30,
	2021	As a % of Revenue	2020	As a % of Revenue	$ Change	% Change
	(in thousands, except percentages)
Research and development	$16,108	16%	$8,612	14%	$7,496	87%

Research and development expense increased $3.6 million, or 81%, for the second quarter of 2021 and $7.5 million, or 87%, for the first half of 2021, compared to the same periods of 2020. The increase in each respective period was primarily attributable to an increase of $2.6 million and $5.6 million in personnel-related expenses driven by both increased headcount for the development of our solutions and increased stock-based compensation expense of $0.8 million and $1.5 million. The increase of $1.1 million in contractor costs for development activities also contributed to the increase of research and development expense in the first half of 2021. We expect our research and development expense to continue to increase in the remainder of 2021 as we focus on further developing our platform and infrastructure.

General and Administrative

	Three Months Ended June 30,
	2021	As a % of Revenue	2020	As a % of Revenue	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$9,100	17%	$4,206	12%	$4,894	116%

	Six Months Ended June 30,
	2021	As a % of Revenue	2020	As a % of Revenue	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$18,868	18%	$7,658	13%	$11,210	146%

General and administrative expense increased $4.9 million, or 116%, for the second quarter of 2021 and $11.2 million, or 146% for the first half of 2021, compared to the same periods of 2020. The increase in each respective period was primarily attributable to an increase of $2.8 million and $6.1 million in personnel-related expenses driven by both increased headcount and increased stock based compensation expense of $1.9 million and $4.0 million, and an increase of $1.4 million and $2.2 million in facilities and other expenses. The $2.8 million increase in professional, legal and accounting related expenses due to additional expenses incurred for IPO readiness and ongoing costs associated with being a publicly traded company also contributed to the increase in general and administrative expense for the first half of 2021. We expect our general and administrative expense to increase in the remainder of 2021 as we increase the size of our general and administrative function to support the growth of our business.

Interest Expense

	Three Months Ended June 30,
	2021	As a % of Revenue	2020	As a % of Revenue	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$106	0%	$193	1%	$(87)	(45%)

	Six Months Ended June 30,
	2021	As a % of Revenue	2020	As a % of Revenue	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$337	0%	$405	1%	$(68)	(17%)

Interest expense for the second quarter and first half of 2021 remained relatively flat compared to the same periods of 2020.

Other (Income) Expense, Net

	Three Months Ended June 30,
	2021	As a % of Revenue	2020	As a % of Revenue	$ Change	% Change
	(in thousands, except percentages)
Other (income) expense, net	$211	0%	$(22)	0%	$233	1,059%

	Six Months Ended June 30,
	2021	As a % of Revenue	2020	As a % of Revenue	$ Change	% Change
	(in thousands, except percentages)
Other (income) expense, net	$327	0%	$249	0%	$78	31%

Other (income) expense, net for the second quarter and first half of 2021 increased $0.2 million and $0.1 million, respectively, compared to the same periods of 2020, primarily driven by foreign exchange transaction losses.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,
	2021	As a % of Revenue	2020	As a % of Revenue	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(282)	-1%	$37	0%	$(319)	(862%)

	Six Months Ended June 30,
	2021	As a % of Revenue	2020	As a % of Revenue	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(33)	0%	$92	0%	$(125)	(136%)

The decrease in provision for income taxes in the second quarter and first half of 2021 compared to the same periods of 2020 was primarily driven by the tax benefits associated with the exercise of stock options in a foreign jurisdiction.

Liquidity and Capital Resources

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $396.4 million. Our investments generally consist of money market funds, certificates of deposit, U.S. Treasury securities and debt securities, all of which are available for our current operations use. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We historically funded our liquidity requirements through sales of convertible preferred stock, cash generated from our operations, borrowings and availability under our revolving credit facility, and most recently through our initial public offering of our common stock in February 2021.

In February 2021, we closed our IPO in which we sold 7,599,928 shares of our common stock, which included 1,284,139 shares from the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $50 per share. We received net proceeds of approximately $348.0 million after deducting the underwriting discount of approximately $26.6 million and offering costs of approximately $5.4 million.

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

We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements will depend on many factors including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, as well as expenses associated with our international expansion, including the timing and extent of additional capital expenditures to invest in existing and new office spaces. We may in the future enter into arrangements to acquire or invest in complementary businesses, products, services and technologies, and we may need to seek additional equity or debt financing. In the event that additional financing is needed from outside sources, we may not be able to raise the necessary capital or raise the capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition could be materially and adversely affected.

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$10,575	$15,360
Net cash used in investing activities	$(43,051)	$(288)
Net cash provided by financing activities	$325,848	$1,771

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

Net cash provided by operating activities is primarily impacted by our net loss adjusted for certain non-cash items such as stock-based compensation, depreciation and amortization, amortization of deferred contract acquisition costs, as well as the effect of changes in operating assets and liabilities. Our cash flows from operating activities provided net cash of $10.6 million for the six months ended June 30, 2021 compared to $15.4 million for the same period in 2020, a decrease of $4.8 million. The decrease was primarily attributable to the $8.7 million unfavorable changes in operating assets and liabilities between the periods, partially reduced by an increase in net loss adjusted for non-cash expenses of $13.8 million.

The total non-cash adjustments for the six months ended June 30, 2021 was $21.0 million compared to $7.2 million for the same period of 2020. The $13.8 million favorable change of non-cash adjustment was primarily driven by an increase in stock-based compensation expense of $9.1 million and an increase in amortization of deferred contract acquisition costs of $3.2 million.

Working capital used cash of $5.1 million for the six months ended June 30, 2021 compared to provided cash of $3.6 million for the same period in 2020, a decrease of cash inflow of $8.7 million. The unfavorable change in working capital in the comparative periods were impacted by, among other items, the timing of vendor payments and prepayments, timing of cash receipts from customers, improved collections of accounts receivable, and increased business activities due to company growth.

Investing Activities

Net cash used in investing activities was $43.1 million for the six months ended June 30, 2021 compared to $0.3 million for the same period in 2020. The increase was primarily driven by an increase in purchases of marketable securities of $39.5 million and an increase in capital expenditures of $1.4 million, partially offset by a decrease in proceeds from maturity of marketable securities of $1.8 million. Our most significant capital expenditures have been investments in our equipment to support ongoing operations. We expect our capital investment will continue in the future.

Financing Activities

Net cash provided by financing activities was $325.8 million for the six months ended June 30, 2021 compared to $1.8 million for the same period in 2020. The increase was primarily driven by the proceeds of $353.4 million from our IPO, net of underwriting discounts, partially offset by the repayment of $22.5 million outstanding principal balance of our line of credit under our revolving credit facility, the payments of IPO related costs of $3.5 million, and payment of tax withholding obligation of $2.0 million related to net share settlement of exercising stock options.

Debt Obligations

Revolving Credit Facility

In April 2013, we entered into a loan and security agreement with Comerica Bank, which was subsequently amended and restated, and provides us the ability to borrow up to $30.0 million with a letter of credit sublimit of $3.9 million and a credit card sublimit of $0.7 million. The revolving credit facility is secured by a security interest on substantially all of our assets. Outstanding principal amounts on the revolving credit facility incur interest at the prime rate, as published by the Wall Street Journal (Prime Rate), plus 0.75% effective July 31, 2020 and prime rate, plus 0.50% prior to July 31, 2020. The prime rate was 3.25% as of June 30, 2021 and 2020. As of December 31, 2020, we borrowed $22.4 million against the revolving credit facility, which was repaid in full during the first quarter of 2021.

We incurred an immaterial amount of interest expense prior to our full repayment of the principal outstanding under our line of credit in the first quarter of 2021.

Commitments and Contractual Obligations

The following table summarizes our noncancelable contractual obligations as of June 30, 2021 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$11,347	$1,646	$5,500	$4,201	$—
Capital lease obligations	5,243	1,101	4,071	71	—
Other debt (1)	701	120	510	71	—
Total	$17,291	$2,867	$10,081	$4,343	$—

(1)	Amounts represent the principal balance outstanding under our equipment loan agreements. See Note 6 to condensed consolidated financial statements for additional information.

Critical Accounting Policies and Estimates

There has been no significant change during this quarter to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Other than the item discussed below, there has been no material change in our exposure to market risks from that discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Our exposure to changes in interest rates relates primarily to our investment portfolio. Changes in U.S. interest rates affect the interest earned on our cash, cash equivalents and investments and the fair value of those investments.

Our cash equivalents consist of money market mutual funds, which are not significantly exposed to interest rate risk. Our marketable securities are subject to interest rate risk because these securities primarily include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing our investment portfolio in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our marketable securities consist of liquid, investment-grade securities. We do not enter into investments for trading or speculative purposes.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of June 30, 2021 (in thousands):

	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value as of June 30, 2021	50 BPS	100 BPS	150 BPS
Marketable securities	$44,733	$44,731	$44,728	$44,631	$44,405	$44,179	$43,953

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2021. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon the evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including our consolidated financial statements and related notes, as well as in our other filings with the SEC, in evaluating our business and before investing in our common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline, and our stockholders may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

•

the impact of the COVID-19 pandemic on our customer growth rate, which may decline in future periods compared to 2020 as the impact of COVID-19 lessens, particularly as more people get vaccinated and our customers and their users consider engaging in in-person marketing activities;

•	disruptions, interruptions, outages or other issues with our technology or our use of third-party services, data connectors and data centers;
•

the impact of the security incident involving ransomware that we experienced or any other cybersecurity-related attack, significant data breach or disruption of the information technology systems or networks on which we rely;

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

We have experienced significant revenue growth since 2020, with our revenue increasing by 43% and 67% for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. For the year ended December 31, 2020, our revenue increased by 76% as compared to the year ended December 31, 2019. Our recent revenue growth since 2020 has been significantly impacted by an increasing demand for our platform and products following the onset of the COVID-19 pandemic and resulting precautionary measures. As the impact of COVID-19 lessens, there may be reduced demand for our platform, and our revenue growth rate may decline. If these new customers elect not to continue their subscription as the impact of COVID-19 lessens, our business, financial condition and results of operations would be harmed.

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

Our quarterly results of operations and financial condition may vary significantly in the future, and period-to-period comparisons may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and financial condition may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. For example, our revenue and revenue growth rate may decline in future periods compared to 2020 as the impact of COVID-19 lessens, particularly as more people get vaccinated and our customers and their users consider resuming in-person marketing activities. Further, because we generally invoice our customers at the beginning of the contractual terms of their subscriptions to our solutions, our financial condition reflects deferred revenue that we recognize ratably as revenue over the contractual term. If fewer new enrollments or renewals occur as the impact of COVID-19 lessens, our cash and deferred revenue as of future dates may decrease. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include:

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

We had net loss of $2.5 million and $5.3 million in the three and six months ended June 30, 2021, respectively, and we may incur net losses in the future. We intend to continue to expend significant funds to expand our direct sales force and marketing efforts to attract new customers and increase usage of our platform and products by our existing customers, to develop and enhance our platform and for general corporate purposes. To the extent we are successful in increasing our customer base, we may also incur increased losses because most of the costs associated with acquiring customers (other than sales commissions) are incurred up front, while the related subscription revenue is generally recognized ratably over the applicable subscription term. In addition, we may incur increased losses because most of the costs associated with acquiring customers, including sales commissions, require us to make cash outlays at the time we acquire a customer, and, similarly, the timing of our recognition of subscription revenue and sales commissions may not correspond with our cash position. Our subscriptions typically have terms of one year that automatically renew for successive one-year terms unless terminated. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses and any increase in our cost of sales, including as a result of a shift to a hybrid cloud. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of subscriptions to our platform, and the entry or the success of competitive products and services. As a result, we may not achieve or maintain profitability in future periods.

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

The global spread of the COVID-19 pandemic and related containment efforts have materially affected how we and our customers operate our respective businesses. Although in some ways the pandemic may have accelerated our growth, the longer-term effects on our business and the overall economy remain highly uncertain. For example, substantially all of our personnel have been working from home for over a year. As COVID-19 related restrictions ease, we carefully assess conditions to determine when employees can safely return to our offices, and as a result we plan to partially reopen our offices in the second half of 2021. As we contemplate a return to in-person work arrangements, we may offer a significant percentage of our employees flexibility in the amount of time they work in an office. This may present operational and workplace culture challenges and risks, including reduced productivity, lower employee retention, and increased compliance and tax obligations in a number of jurisdictions. In addition, our management team has spent, and will likely continue to spend, significant time, attention and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce. Our efforts to re-open our offices safely may also expose our employees, customers and other third parties to health risks and us to associated liability, and they will involve additional financial burdens.  Similarly, many of our customers, vendors and other third parties with which we conduct business are also working from home or transitioning to in-person work arrangements, working at reduced staffing levels and dealing with other challenges, such as supply chain disruptions and revised budgets, that are forcing them to conduct business in different ways. The extent to which these parties suffer inefficiencies or other risks from these different arrangements, and the extent to which these risks may impact us, is impossible to predict.

The duration of the pandemic, whether it may recur, and its other long-term economic impacts are highly uncertain. These uncertainties make it challenging to manage our growth, maintain business relationships, price our subscription and otherwise operate and plan for our business. For example, with a broad section of the population are still working from home full-time or part-time and educational institutions teaching remotely, increased demand for internet access could cause general access issues, affect our and our customers’ business interactions or cause issues with access to data centers. Moreover, the economic impacts of COVID-19 have affected and may continue to affect customer and prospective customer spending on technology such as ours, particularly for businesses involving in-person interactions, such as hospitality, manufacturing and professional services businesses. These customers may experience reduced revenue and revised budgets, which may adversely affect our customers’ ability or willingness to purchase subscriptions to our platform, the timing of subscriptions, customer retention, and the value or duration of subscriptions, all of which could adversely affect our operating results. It is also possible that, if the effects of the COVID-19 pandemic subside, particularly as more people get vaccinated, our customers and their users will resume in-person marketing activities in a way that decreases usage of our platform. The extent of the impact of COVID-19 on our business and financial performance may be influenced by a number of factors, many of which we cannot control, including the duration and spread of the pandemic, future spikes of COVID-19 infections resulting in additional preventative measures, the severity of the economic decline attributable to the pandemic, the timing and nature of a potential economic recovery, the impact on our customers and our sales cycles, and our ability to generate new business leads.

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

Our growth, brand, reputation and ability to attract and retain customers depend in part on the ability of our customers to access our platform at any time and within an acceptable amount of time. We currently use U.S. data centers in Colorado and California. While each of our U.S. data centers provide fully redundant processing, we estimate that failover may require as long as 90 minutes to complete, during which time our platform may not be fully available to customers in the event of catastrophic failure at one of those data centers. In addition, our data center redundancy does not ensure that all platform disruptions can be restored within 90 minutes in the absence of a catastrophic failure at one of these data centers.  For example, it is possible that ON24 platform services could be impacted by a cybersecurity incident that cannot be fully resolved by failover to another data center.

To facilitate additional growth in Europe, we have recently opened a new data center in the European Union (or the ‘EU’.) We have no experience operating a data center in the EU. Our efforts to further diversify our data centers, including internationally, may not be successful.  We intend to add failover redundancy for our EU data center, but we currently do not have it, and it may take longer than we expect to add it.  While the data in our EU data center is fully backed up in a different location, restoring from backup may take up to 24 hours.

We also do not control the operation of the data centers we use, and they are vulnerable to damage or interruption from human error, intentional bad acts, natural disasters, war, terrorist attacks, cyber attacks and other cybersecurity incidents, power losses, hardware failures, systems failures, telecommunications failures and similar events, any of which could disrupt our service. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our platform, and our disaster recovery planning may not account for all eventualities.

In addition, our platform is proprietary, and we depend on the expertise and efforts of members of our operations and software development teams for its continued performance. Our ability to retain, attract, hire and train staff in these groups may prove to be a challenge for a variety of factors and could have an adverse impact on the platform. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform concurrently and denial-of-service attacks, ransomware attacks and other cybersecurity incidents by malicious actors. In some instances, we may not be able to rectify these performance issues within an acceptable period of time.

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

Cybersecurity-related attacks, significant data breaches or disruptions of the information technology systems or networks on which we rely could negatively affect our business.

Our operations rely on information technology systems for the use, storage and transmission of sensitive and confidential information with respect to our customers, our customers’ users, third-party technology platforms and our employees. In addition, our solutions gather more information from our customers and their users than many competing products, which may make us an attractive target for a malicious cyber security attack, intrusion or disruption, or other breach of our systems. Any such event could lead to unauthorized access to, use of, disclosure of or the loss of sensitive and confidential information, disruption of our platform, and resulting regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, any of which could damage our reputation, impair sales and harm our business. For example, in June 2021 we were subject to a security incident involving ransomware, which impacted certain internal systems and a limited number of customer events. Some data maintained in our internal systems was also impacted. Promptly upon detecting the incident, we launched an investigation, engaged with law enforcement, and took steps to contain the incident and restore impacted event types. To date, such security incident has not resulted in any material impact to our operations, ability to provide our services, results of operations or financial position, but the full effects of the security incident may not be known and may still have a material impact on us. While we believe we have responded appropriately to date, including with respect to the steps we have taken to contain the security incident and our implementation of remedial measures with the goal of preventing security incidents in the future, these remedial measures may not be successful in preventing future security incidents, which may result in adverse impacts to our operations, ability to provide our services, results of operations or financial position. Additionally, as our market presence grows, we may face increased risks of cyber-related attacks or security threats in the future.

Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing, ransomware, employee theft or misuse and other insider threats, and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). As we grow, we may face increased risk of any such attacks. Despite efforts to create security barriers to such threats, it is not feasible, as a practical matter, for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee, customer, or user error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation would be damaged, our data, information or intellectual property, or those of our customers, may be destroyed, stolen or otherwise compromised, our business may be harmed and we could incur significant liability. We may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access to or compromise of our systems because they change frequently and are generally not detected until after an incident has occurred. We may not be able to prevent vulnerabilities in our software or address vulnerabilities that we may become aware of in the future. Further, as we rely on third-party cloud infrastructure, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of data and information.

Any cybersecurity event, including the security incident we experienced in June 2021 or any future vulnerability in our software, cyberattack, intrusion or disruption, could result in significant increases in costs, including costs for remediating the effects of such an event, lost revenue due to network downtime, a decrease in customer and user trust, increases in insurance premiums due to cybersecurity incidents, increased costs to address cybersecurity issues and attempts to prevent future incidents, and harm to our business and our reputation because of any such incident. In addition, such incidents and data breaches can give rise to penalties and fines under data protection and cybersecurity laws, rules and regulations, enforcement actions, contractual damages, class actions, customer audits and other liability.

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

A substantial portion of our business is with large enterprise customers. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. As of June 30, 2021, we had 345 customers contributing at least $100,000 in ARR, or $100k Customers, which are generally large organizations, representing 67% of our ARR. The timing of our sales with our enterprise customers and related revenue recognition is difficult to predict because of the length and uncertainty of the sales cycle for these customers. We are often required to spend significant time and resources to educate and familiarize these potential customers with the value proposition of paying for our platform. The length of our sales cycle for these customers, from initial evaluation to payment for our platform, is often around three to six months or more and can vary substantially from customer to customer. As a result, it is difficult to predict whether and when a sale will be completed. An inability to increase our enterprise customer base could harm our business.

We are continuing to expand our operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.

In the three and six months ended June 30, 2021, we generated 26% and 26%, respectively, of our revenue from customers outside of the United States. We expect to continue to expand our international operations. For example, we recently established a subsidiary in Japan to support our operations in the Asia-Pacific region. Our efforts to expand our current international operations, including entering new markets or countries, may not be effective. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to special risks, including risks associated with:

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

As a result of the COVID-19 pandemic, substantially all of our personnel have been working from home for over a year. As COVID-19 related restrictions ease, we plan to partially reopen our offices in the second half of fiscal year 2021, but the working arrangements when we return to the office may differ from the arrangements before the COVID-19 pandemic; we expect that some of our employees may continue to work from home full-time or part-time. The full or partial return to in-office work and the potential transition to permanent remote working arrangements for some employees may result in increased costs, decreased efficiency, deterioration of corporate culture and other unforeseen challenges. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.

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

We primarily rely and expect to continue to rely on a combination of patents, trade secrets, domain name protections, trademarks and copyrights, as well as confidentiality, license and subscription agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of June 30, 2021, we had 15 issued patents and 29 pending patent applications. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, the resulting patents may not effectively protect every significant feature of our solutions. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality and invention assignment agreements with our employees, consultants and third parties. These agreements may not effectively protect our proprietary rights. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or may develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any countries in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our platform, brand and other intangible assets may be diminished, and competitors may be able to more effectively replicate our platform and its features. Any of these events would harm our business.

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

As of June 30, 2021 and December 31, 2020, we had zero and $22.4 million, respectively, of outstanding indebtedness under a loan and security agreement with Comerica Bank, or the Revolving Credit Facility. In the first quarter of 2021, we repaid in full the $22.4 million outstanding principal balance on our Revolving Credit Facility. We may incur indebtedness in the future, which may require us to secure such obligations with substantially all of our assets; to comply with various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments and engage in transactions with our affiliates; and to meet certain financial covenants. Any substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could restrict our business operations or have other adverse consequences, including the following:

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

We sell to customers globally and have international operations primarily in the United Kingdom, Australia, Singapore and Japan. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three and six months ended June 30, 2021, 12% and 12% of our revenue, respectively, and 16% and 16% of our expenses, respectively were denominated in currencies other than U.S. dollars. For the three and six months ended June 30, 2020, 10% and 10% of our revenue, respectively, and 20% and 18% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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
•

sales of shares of our common stock by us or our stockholders into the public markets, or anticipation of such sales, including if existing stockholders sell shares into the market when our IPO “lock-up” period ends;

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

As of June 30, 2021, our executive officers, directors and five percent or greater stockholders and their respective affiliates beneficially owned, in the aggregate, approximately 60.0% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors, amendments of our organizational documents and approval of any merger, sale of substantially all our assets or other significant corporate transactions. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders.

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

ON24, Inc.

Date: August 11, 2021	By:	/s/ Sharat Sharan
Sharat Sharan
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 11, 2021	By:	/s/ Steven Vattuone
Steven Vattuone
Chief Financial Officer
(Principal Financial and Accounting Officer)