Form 10-Q
period 2021-09-30
ON24 INC.
filed 2021-11-12
CIK 1110611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _____
Commission File Number: 001-39965

ON24, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3292599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Beale Street, 8th Floor, San Francisco, CA	94105
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 369-8000
__________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ONTF	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2021, the registrant had 47,567,984 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Report, contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections titled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts”, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:
•our ability to sustain our recent revenue growth rate in the future, attract new customers and expand sales to existing customers;
•fluctuation in our performance, our history of net losses and expected increases in our expenses;
•competition and technological development in our markets and any decline in demand for our solutions or generally in our markets;
•our ability to expand our sales and marketing capabilities and otherwise manage our growth;
•the impact of the COVID-19 pandemic on our customer growth rate, which may decline in future periods compared to 2020 as the impact of COVID-19 lessens, particularly as more people get vaccinated and our customers and their users consider engaging in in-person marketing activities;
•disruptions, interruptions, outages or other issues with our technology or our use of third-party services, data connectors and data centers;
•the impact of the security incident involving ransomware that we experienced or any other cybersecurity-related attack, significant data breach or disruption of the information technology systems or networks on which we rely;
•our sales cycle, our international expansion and our timing of revenue recognition from our sales;
•interoperability with other devices, systems and applications;
•compliance with data privacy, import and export controls, customs, sanctions and other laws and regulations;
•intellectual property matters, including any infringements of third-party intellectual property rights by us or infringement of our intellectual property rights by third parties; and
•the market for, trading price of and other matters associated with our common stock.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ON24, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$197,788	$58,243
Marketable investments	201,896	3,000
Accounts receivable, net of allowances and reserves of $2,347 and $2,173 as of September 30, 2021 and December 31, 2020, respectively	36,798	48,617
Deferred contract acquisition costs, current	11,718	10,528
Prepaid expenses and other current assets	9,661	7,079
Total current assets	457,861	127,467
Property and equipment, net	8,849	9,051
Deferred contract acquisition costs, non-current	20,205	18,753
Other long-term assets	995	1,447
Total assets	$487,910	$156,718
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,026	$4,730
Accrued liabilities	22,989	17,439
Deferred revenue	91,185	92,240
Long-term debt, current portion	2,128	2,359
Total current liabilities	118,328	116,768
Long-term debt	2,543	25,727
Other long-term liabilities	3,374	4,022
Total liabilities	124,245	146,517
Commitments and contingencies (See Note 7)
Convertible Class A-1 and Class A-2 preferred stock, $0.0001 par value per share; zero and 21,699,945 shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero and 21,683,548 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of zero and $102,776 as of September 30, 2021 and December 31, 2020, respectively	—	83,857
Redeemable convertible Class B and Class B-1 preferred stock, $0.0001 par value per share; zero and 5,543,918 shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero and 5,543,918 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of zero and $70,000 as of September 30, 2021 and December 31, 2020, respectively	—	70,000
Stockholders’ equity (deficit)
Common stock, $0.0001 par value per share; 500,000,000 and 50,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 47,425,423 and 10,896,137 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	5	1
Additional paid-in capital	549,455	27,512
Accumulated deficit	(186,010)	(171,263)
Accumulated other comprehensive income	215	94
Total stockholders’ equity (deficit)	363,665	(143,656)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$487,910	$156,718
See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscription and other platform	$43,601	$34,356	$130,888	$81,379
Professional services	5,761	8,233	20,691	22,276
Total revenue	49,362	42,589	151,579	103,655
Cost of revenue:
Subscription and other platform	8,718	5,425	24,382	14,405
Professional services	3,349	3,195	10,252	8,883
Total cost of revenue	12,067	8,620	34,634	23,288
Gross profit	37,295	33,969	116,945	80,367
Operating expenses:
Sales and marketing	26,591	15,756	75,981	40,495
Research and development	9,114	4,660	25,222	13,272
General and administrative	10,851	6,712	29,719	14,370
Total operating expenses	46,556	27,128	130,922	68,137
Income (loss) from operations	(9,261)	6,841	(13,977)	12,230
Interest expense	65	228	402	633
Other (income) expense, net	106	(23)	433	226
Income (loss) before provision for (benefit from) income taxes	(9,432)	6,636	(14,812)	11,371
Provision for (benefit from) income taxes	(32)	31	(65)	123
Net income (loss)	(9,400)	6,605	(14,747)	11,248
Cumulative preferred dividends allocated to preferred stockholders	—	(1,467)	(558)	(4,219)
Net income (loss) attributable to common stockholders	$(9,400)	$5,138	$(15,305)	$7,029
Net income (loss) per share attributable to common stockholders:
Basic	$(0.20)	$0.14	$(0.36)	$0.19
Diluted	$(0.20)	$0.12	$(0.36)	$0.17
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	47,101,200	10,420,584	42,149,108	9,755,373
Diluted	47,101,200	17,068,097	42,149,108	13,417,405

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(9,400)	$6,605	$(14,747)	$11,248
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	46	134	154	188
Unrealized loss on available for sale debt securities, net of tax	(15)	—	(33)	—
Total other comprehensive income	31	134	121	188
Total comprehensive income (loss)	$(9,369)	$6,739	$(14,626)	$11,436

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(Unaudited)

	Convertible Preferred Stock		Redeemable convertible preferred stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	—	$—	—	$—	46,449,556	$5	$539,137	$(176,610)	$184	$362,716
Issuance of common stock upon exercise of stock options	—	—	—	—	962,249	—	2,487	—	—	2,487
Issuance of common stock upon release of restricted stock units	—	—	—	—	13,618	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	7,831	—	—	7,831
Other comprehensive income	—	—	—	—	—	—	—	—	31	31
Net loss	—	—	—	—	—	—	—	(9,400)	—	(9,400)
Balance as of September 30, 2021	—	$—	—	$—	47,425.423	$5	$549,455	$(186,010)	$215	$363,665

	Convertible Preferred Stock		Redeemable convertible preferred stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	21,683,548	$83,857	5,543,918	$70,000	10,187,478	$1	$23,881	$(187,373)	$52	$(163,439)
Issuance of common stock upon exercise of stock options	—	—	—	—	554,663	—	1,098	—	—	1,098
Stock-based compensation expense	—	—	—	—	—	—	620	—	—	620
Other comprehensive income	—	—	—	—	—	—	—	—	134	134
Net income	—	—	—	—	—	—	—	6,605	—	6,605
Balance as of September 30, 2020	21,683,548	$83,857	5,543,918	$70,000	10,742,141	$1	$25,599	$(180,768)	$186	$(154,982)

ON24, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(Unaudited)

	Convertible Preferred Stock		Redeemable convertible preferred stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	21,683,548	$83,857	5,543,918	$70,000	10,896,137	$1	$27,512	$(171,263)	$94	$(143,656)
Conversion of convertible preferred stock and redeemable convertible preferred stock to common stock upon initial public offering	(21,683,548)	(83,857)	(5,543,918)	(70,000)	27,227,466	3	153,854	—	—	153,857
Issuance of common stock upon initial public offering, net of underwriting discounts and other offering costs	—	—	—	—	7,599,928	1	348,013	—		348,014
Issuance of common stock upon exercise of stock options	—	—	—	—	1,688,274	—	4,282	—	—	4,282
Issuance of common stock upon release of restricted stock units	—	—	—	—	13,618	—	—	—	—	—
Payment for employee tax withheld upon exercising stock options	—	—	—	—	—	—	(2,001)	—	—	(2,001)
Stock-based compensation expense	—	—	—	—	—	—	17,795	—	—	17,795
Other comprehensive income	—	—	—	—	—	—	—	—	121	121
Net loss	—	—	—	—	—	—	—	(14,747)	—	(14,747)
Balance as of September 30, 2021	—	$—	—	$—	47,425,423	$5	$549,455	$(186,010)	$215	$363,665

	Convertible Preferred Stock		Redeemable convertible preferred stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	21,683,548	$83,857	5,543,918	$70,000	8,953,967	$1	$20,809	$(192,016)	$(2)	$(171,208)
Issuance of common stock upon exercise of stock options	—	—	—	—	1,788,174	—	3,337	—	—	3,337
Stock-based compensation expense	—	—	—	—	—	—	1,453	—	—	1,453
Other comprehensive income	—	—	—	—	—	—	—	—	188	188
Net income	—	—	—	—	—	—	—	11,248	—	11,248
Balance as of September 30, 2020	21,683,548	$83,857	5,543,918	$70,000	10,742,141	$1	$25,599	$(180,768)	$186	$(154,982)

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(14,747)	$11,248
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,423	1,930
Stock-based compensation expense	17,795	1,453
Amortization of deferred contract acquisition cost	11,305	7,460
Provision for allowance for doubtful accounts and billing reserve	1,276	1,449
Other	191	—
Changes in operating assets and liabilities:
Accounts receivable	10,543	(21,424)
Deferred contract acquisition cost	(13,947)	(19,280)
Prepaid expenses and other assets	(5,358)	(2,539)
Accounts payable	(2,219)	1,116
Accrued liabilities	3,122	2,709
Deferred revenue	(1,055)	42,754
Other long-term liabilities	(648)	(37)
Net cash provided by operating activities	9,681	26,839
Cash flows from investing activities:
Purchase of property and equipment	(2,440)	(674)
Purchase of marketable securities	(207,039)	(5,000)
Proceeds from maturities and paydowns of marketable securities	11,401	5,000
Net cash used in investing activities	(198,078)	(674)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts	353,397	—
Proceeds from issuance of common stock resulting from exercise of stock options	4,282	3,337
Payment of tax withholding obligations related to net share settlements of stock options exercise	(2,001)	—
Proceeds from long-term debt	—	18,165
Repayments of long-term debt	(22,532)	(18,129)
Repayment of capital lease obligations	(1,885)	(826)
Payments of offering costs	(3,481)	—
Net cash provided by financing activities	327,780	2,547
Effect of exchange rate changes on cash, cash equivalents and restricted cash	154	188
Net increase in cash, cash equivalents and restricted cash	139,537	28,900
Cash, cash equivalents and restricted cash, beginning of period	58,345	18,933
Cash, cash equivalents and restricted cash, end of period	$197,882	$47,833
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$359	$172
Cash paid for interest	$489	$724
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital leases	$1,586	$3,180
Equipment purchased funded by liabilities	$391	$179
Property and equipment purchased not yet paid	$29	$692
Marketable securities purchased not yet settled	$3,482	$—
Conversion of convertible preferred stock and redeemable convertible preferred stock to common stock	$153,857	$—
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets (in thousands):
Cash and cash equivalents	$197,788	$47,739
Restricted cash included in other assets, non-current	94	94
Total cash, cash equivalent, and restricted cash	$197,882	$47,833

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
The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results anticipated for the full year.
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
Significant Accounting Policies
Effective January 1, 2021, the Company elected to account for forfeited awards as they occur. Prior to 2021, the Company estimated the number of awards expected to be forfeited at the time of grant and revised its estimates in subsequent periods if the actual forfeitures differed from the estimates. The impact of the change was not material. There has been no material change to the Company’s significant accounting policies during the three and nine months ended September 30, 2021.

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

Note 2. Revenue
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic region based on the shipping address of customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$36,922	$32,510	$112,212	$80,015
EMEA	8,524	6,981	27,382	16,807
Other	3,916	3,098	11,985	6,833
Total revenue	$49,362	$42,589	$151,579	$103,655
The following table summarizes the foreign countries which contributed 10% or more of the total revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United Kingdom	*	*	11%	*

*	Represent less than 10% of total revenue
No single customer accounted for 10% or more of the total revenue during the three and nine months ended September 30, 2021 and 2020. Additionally, no single customer accounted for 10% or more of accounts receivable as of September 30, 2021 and December 31, 2020.
The following table summarizes revenue by digital experience platform and Legacy offering (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Digital experience platform - subscription and other platform	$43,564	$34,297	$130,789	$80,010
Digital experience platform - professional services	5,761	8,183	20,666	21,705
Legacy - subscription and other platform	37	59	99	1,369
Legacy - professional services	—	50	25	571
Total revenue	$49,362	$42,589	$151,579	$103,655

Contract Balances
Accounts receivable: The Company records accounts receivable when the Company has a contractual right to consideration. In some arrangements, a right to consideration for the Company’s performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled receivable. As of September 30, 2021 and December 31, 2020, unbilled receivables were included within accounts receivable, net of allowance for doubtful accounts on the condensed consolidated balance sheets and were not material.
Contract assets: The Company records a contract asset when the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. Contract assets are included in prepaid expenses and other current assets in the condensed consolidated balance sheets and were not material as of September 30, 2021 and December 31, 2020.
Contract liabilities: The Company defers its revenue when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized during the following 12-month period and the remaining portion is recorded as noncurrent, which is included in other long-term liabilities on the consolidated balance sheet. The amount of revenue recognized during the three and nine months ended September 30, 2021 that was included in deferred revenue at the beginning of the period was $14.8 million and $80.2 million, respectively.

Remaining Performance Obligations
The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company may bill for the full term in advance or on an annual, quarterly or monthly basis, depending on the terms of the agreement. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $143.8 million, which consists of both billed consideration in the amount of $92.0 million and unbilled consideration in the amount of $51.8 million that the Company expects to recognize as revenue. As of September 30, 2021, the Company expects to recognize 81% of its remaining performance obligations as revenue over the subsequent 12 months and the remainder thereafter.
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
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years as the Company specifically anticipates renewals of customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. The Company determines the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of its platform and related significant features. Amortization of deferred contract acquisition costs was $3.8 million and $11.3 million for the three and nine months ended September 30, 2021, respectively, and $3.2 million and $7.5 million for the three and nine months ended September 30, 2020, respectively. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the condensed consolidated statements of operations. The Company has no impairment losses relating to deferred contract acquisition costs during the periods presented.
Note 3. Marketable Securities
Marketable securities consisted of the following as of the periods presented (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities
U.S. Treasury securities	$136,386	$4	$(25)	$136,365
Certificates of deposit	6,495	—	—	6,495
Corporate debt securities	39,836	4	(15)	39,825
Commercial papers	8,236	2	—	8,238
Asset-backed securities	10,976	1	(4)	10,973
Total marketable securities	$201,929	$11	$(44)	$201,896

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities
Certificates of deposit	$3,000	$—	$—	$3,000
Total marketable securities	$3,000	$—	$—	$3,000

The Company’s marketable securities have been classified as available for sale. All available for sale debt securities are available for use in current operations. Accordingly, they have been classified as current.

As of September 30, 2021, the Company had no marketable securities in a continuous loss position for 12 months or more. As of December 31, 2020, the Company had no marketable securities in a loss position.
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
The Company had no realized gains or losses from marketable securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2021 and 2020.
The following summarizes the remaining contractual maturities of the Company’s marketable securities as of September 30, 2021:

Fair Value
One year or less	$46,601
Over one year through five years	155,295
Total marketable securities	$201,896

Note 4. Fair Value Measurement
The following tables summarizes our financial instruments recorded at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$170,768	$—	$—	$170,768
Marketable Securities
U.S. Treasury securities	—	136,365	—	136,365
Certificates of deposit	—	6,495	—	6,495
Corporate debt securities	—	39,825	—	39,825
Commercial papers	—	8,238	—	8,238
Asset-backed securities	—	10,973	—	10,973
Total cash equivalents and marketable securities	$170,768	$201,896	$—	$372,664

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$2,027	$—	$—	$2,027
Marketable Securities				—
Certificates of deposit	3,000	—	—	3,000
Total cash equivalents and marketable securities	$5,027	$—	$—	$5,027

As of September 30, 2021, the Company classified its highly liquid money market funds within level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classified its U.S. Treasury securities, certificates of deposit, commercial paper, corporate debt securities and asset-backed securities within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded.
As of December 31, 2020, the Company classified its highly liquid money market funds and certificates of deposit within level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

Note 5. Balance Sheets Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of the periods presented (in thousands):

	September 30, 2021	December 31, 2020
Deferred offering costs	$—	$3,220
Prepaid expenses	6,611	2,848
Other receivables	2,460	873
Other	590	138
Prepaid expenses and other current assets	$9,661	$7,079

Property and Equipment, Net
Property and equipment, net consisted of the following as of the periods presented (in thousands):

	September 30, 2021	December 31, 2020
Computer, equipment and software(1)	$27,315	$24,175
Furniture and fixtures	1,116	1,108
Leasehold improvements	3,708	3,708
Property and equipment, gross	32,139	28,991
Less: Accumulated depreciation and amortization(2)	(23,290)	(19,940)
Property and equipment, net	$8,849	$9,051

(1)	Includes assets recorded under capital leases of $6.1 million and $6.9 million as of September 30, 2021 and December 31, 2020, respectively.

(2)	Includes amount for assets recorded under capital leases of $2.4 million and $2.2 million as of September 30, 2021 and December 31, 2020, respectively.
Depreciation and amortization expense was $1.1 million and $3.4 million for the three and nine months ended September 30, 2021, respectively, and $0.7 million and $1.9 million for the three and nine months ended September 30, 2020, respectively.
The following table presents the property and equipment, net of depreciation and amortization, by geographic region (in thousands):

	September 30, 2021	December 31, 2020
United States	$8,556	$8,698
EMEA	240	308
Other	53	45
Total property and equipment, net	$8,849	$9,051

Accrued Liabilities
Accrued liabilities consisted of the following as of the periods presented (in thousands):

	September 30, 2021	December 31, 2020
Accrued bonus	$3,063	$2,785
Accrued vacation	3,444	2,724
Accrued commissions	2,022	3,149
Accrued ESPP	2,495	—
Sales and other tax liabilities	477	1,086
Accrued liability for unsettled investment trades	3,482	—
Other	8,006	7,695
Accrued liabilities	$22,989	$17,439

Other Long-term Liabilities
Other long-term liabilities consisted of the following as of the periods presented (in thousands):

	September 30, 2021	December 31, 2020
Deferred rent liabilities	$2,118	$2,543
Deferred revenue	896	1,152
Other	360	327
Other long-term liabilities	$3,374	$4,022

Note 6. Debt
Debt consisted of the following as of the periods presented (in thousands):

	September 30, 2021	December 31, 2020
Revolving line of credit	$—	$22,350
Equipment loan agreements	643	438
Capital leases	4,028	5,298
Total debt	4,671	28,086
Less: Current portion	(2,128)	(2,359)
Total long-term debt	$2,543	$25,727

Revolving Line of Credit
In September 2021, the Company amended its revolving line of credit with a financing institution effective August 2021, which increased the Company's borrowing capacity to a maximum of $50.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows the Company to borrow up to $50.0 million if the Company maintains at least $100.0 million on deposit at the institution. If such deposit is less than $100.0 million, the Company may borrow up to the lesser of $50.0 million or an amount determined by the Company's trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate, as defined by the agreement. The terms of the agreement permit voluntary prepayment without premium or penalty. The revolving credit facility matures in August 2024 and is secured by substantially all of the Company’s assets. The outstanding principal balance on the revolving line of credit, if any, is due at maturity. The Company is required to pay quarterly in arrears a commitment fee of 0.15% per annum on the undrawn portion available under the revolving line of credit. As of September 30, 2021, the Company had an outstanding standby letter of credit of $1.2 million as a guarantee for a leased space.
Interest on the revolving credit facility is payable monthly in arrears at a rate equal to the lender’s prime referenced rate as defined in the agreement. Prior to this amendment, interest on the revolving line of credit was the prime rate, as published by the Wall Street Journal (Prime Rate), plus 0.75% effective July 31, 2020. The referenced prime rate was 3.25% as of September 30, 2021 and the Prime Rate was 3.25% as of September 30, 2020.

The revolving credit facility is subject to certain restrictions and financial covenants, including the requirement of maintaining a minimum debt to EBITDA ratio when the Company’s current portion of the total borrowing exceeds $5.0 million and the Company fails to maintain $100.0 million on deposits. In addition, the revolving line of credit agreement restricts the Company from paying dividends without prior approval from the financing institution. The Company was not subject to the financial covenants as of September 30, 2021.
In the first quarter of 2021, the Company repaid in full the then outstanding principal balance of its revolving line of credit of $22.4 million.
Equipment Loan Agreements
The Company has entered into various equipment loan agreements that allow it to obtain financing to purchase equipment. Borrowings are secured by the equipment purchased. The equipment loan agreements are repaid over a period up to 36 months beginning from the date of the advance at an interest rate ranging from 5.8% to 10.1%. As of September 30, 2021 and December 31, 2020 the Company owed $0.6 million and $0.4 million, respectively, on the equipment loans.
Capital Leases
The Company has entered into various noncancelable capital lease agreements for its equipment with lease periods expiring between 2021 and 2024.
As of September 30, 2021, future payments under the equipment loan agreements and capital lease obligations, are as follows (in thousands):

	Equipment Loans	Capital Leases	Total
Remainder of 2021	$65	$432	$497
2022	271	2,074	2,345
2023	236	1,671	1,907
2024	71	71	142
Total payments	643	4,248	4,891
Less: Amount representing interest	—	220	220
Total payments, net of interest	$643	$4,028	$4,671

Note 7. Commitment and Contingencies
Purchase Obligations
The Company has non-cancelable purchase commitments of $6.0 million as of September 30, 2021, primarily related to software license fees and co-location facilities and services. Of which $0.7 million is expected to be paid in the fourth quarter of 2021, $3.5 million in 2022, $1.7 million in 2023 and $0.1 million in 2024.
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
FASB ASC 450-20, Contingencies, sets forth the rules for accounting for uncertain tax positions for taxes not based on income. When a loss contingency exists, the likelihood of the incurrence of the liability can range from probable to remote. The Company believes it is reasonably possible that a loss will result from the sales and use tax assessments in the range of zero to $1.8 million. The Company has not recorded an accrual as of September 30, 2021 and December 31, 2020.

Legal Proceedings
The Company, its Chief Executive Officer, its Chief Financial Officer, the members of its Board of Directors and the underwriters that participated in the Company’s IPO are named as defendants in two putative class actions, captioned Douvia v. ON24, Inc., et al., 3:21-cv-08578 (filed November 3, 2021) and Goemer v. ON24, Inc., et al., 3:21-cv-08744 (filed November 10, 2021), that are currently pending in the United States District Court for the Northern District of California. The complaints purport to assert claims on behalf of all persons and entities that purchased, or otherwise acquired, the Company’s common stock issued in connection with the Company’s IPO. The complaints allege that the Company’s registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. Plaintiffs seek, among other things, an award of damages and attorneys’ fees and costs. ON24 believes that the allegations in the lawsuits are without merit. The Company is unable to reasonably estimate a possible loss or range of possible loss, if any, arising from this matter at this early stage. Accordingly, no accrued litigation expense has been recorded in the accompanying condensed consolidated financial statements.
In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes or claims. Although the Company cannot predict with assurance the outcome of any litigation, the Company does not believe there are currently any actions, other than those described in the prior paragraph, that if resolved unfavorably, would have a material impact on its financial condition, results of operations or cash flows.
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
Common Stock
The Company’s amended and restated certificate of incorporation authorized the issuance of 500,000,000 shares of common stock, $0.0001 par value per share. Holders of common stock are entitled to one vote per share.
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

Grant Activities
Stock Options
A summary of stock option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020	11,947,731	$4.85
Granted	481,403	50.12
Exercised	(1,728,321)	2.48		57,965
Cancelled and forfeited	(431,717)	16.25
Balance as of September 30, 2021	10,269,096	$6.89	6.8	$145,883
Vested and exercisable	5,774,295	$2.89	5.3	$98,890

Restricted Stock Units (RSUs)
A summary of RSU activity under the Company’s equity incentive plans and related information is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2020	—	$—
Granted	1,722,750	25.82
Vested	(19,039)	31.39
Cancelled and forfeited	(48,200)	53.92
Unvested balance as of September 30, 2021	1,655,511	$24.94

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

All eligible employees may participate in the ESPP and may contribute up to 20% of their earnings (as defined in the ESPP) for the purchase of the Company’s common stock under the ESPP. Unless otherwise determined by the Company’s board of directors, common stock will be purchased for the accounts of employees participating in the ESPP at a price per share equal to the lesser of (1) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (2) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Offering periods generally start on the first trading day on or after May 16 and November 16 of each year, except for the first offering period, which commenced on the effective date of the Company’s IPO and will end on November 15, 2021. As of September 30, 2021, no shares of common stock have been purchased under the ESPP.
Fair Value Determination
The Black-Scholes assumptions used to value the employee options and the ESPP purchase right at the grant dates are as follows:
Employee Stock Options

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021			2020
Expected term	—	6.25 years	5.92 years	-	6.07 years	6.25 years
Expected volatility	—	58.60%	53.82%	-	54.98%	41.60%	-	58.60%
Risk-free interest rate	—	0.42%	0.62%	-	0.96%	0.42%	-	1.70%
Dividend yield	—%	—%	—%			—%
ESPP

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Expected term	0.13 years	0.13 years	-	0.63 years
Expected volatility	34.08%	34.08%	-	61.00%
Risk-free interest rate	0.06%	0.06%
Dividend yield	—%	—%
These assumptions and estimates were determined as follows:
•Fair Value of Common Stock. Prior to the Company’s IPO, the fair value was determined by the Company’s board of directors, with input from management and valuation reports prepared by third-party valuation specialists. Stock-based compensation for financial reporting purposes is measured based on updated estimates of fair value when appropriate, such as when additional relevant information related to the estimate becomes available in a valuation report issued as of a subsequent date. For valuations after the consummation of the Company’s IPO, the fair value of each share of underlying common stock is based on the closing price of the Company’s common stock as reported on the date of the grant on the New York Stock Exchange.
•Risk-Free Interest Rate. The risk-free interest rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.
•Expected Term. The expected term of options represents the period of time that options are expected to be outstanding. The Company’s historical stock option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to a lack of sufficient data. For stock options granted to employees, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options. For stock options granted to non-employees, the expected term equals the contractual term of the option. With respect to the ESPP, the expected term is the length of purchase period.
•Expected Volatility. As the Company has a short trading history for its common stock, the expected volatility is estimated by taking the average historic price volatility for industry peers, consisting of several public companies in its industry that are similar in size, stage of life cycle, or financial leverage, over a period equivalent to the expected term of the awards.

•Expected Dividend Yield. The Company has not declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. As a result, an expected dividend yield of zero percent was used.
Stock-Based Compensation
Effective January 1, 2021, the Company elected to account for forfeited awards as they occur.
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue
Subscription and other platform	$607	$31	$1,190	$78
Professional services	109	7	248	16
Total cost of revenue	716	38	1,438	94
Sales and marketing	2,364	162	5,627	450
Research and development	1,235	70	2,879	189
General and administrative	3,516	350	7,851	720
Total stock-based compensation expense	$7,831	$620	$17,795	$1,453

As of September 30, 2021, unrecognized stock-based compensation expense by award type and their weighted-average recognition periods are as follows (in thousands, except years):

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$51,527	$39,293	$123
Weighted-average amortization period	3.11 years	3.46 years	0.13 years
Note 9. Income Taxes
The Company’s income tax expense (benefit) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Provision for (benefit from) income taxes	$(32)	$31	$(65)	$123
The Company’s provision for (benefit from) income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. The Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision quarterly. Benefit from income taxes for the three and nine months ended September 30, 2021 increased by $0.1 million and $0.2 million, respectively, compared to the three and nine months ended September 30, 2021. The change in benefit from income taxes for each respective period was primarily driven by the tax benefits associated with the exercise of stock options and settlement of restricted stock units in a foreign jurisdiction.
The Company regularly performs an assessment on the likelihood of realizing benefits of its deferred tax assets. As of September 30, 2021, the Company recorded a valuation allowance against its U.S. deferred tax assets based on available evidence. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable.
Utilization of net operating loss carryforwards, tax credits and other attributes may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Note 10. Net Income (Loss) Per Share Attributable to Common Stockholders
The following tables sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic net income (loss) per share	2021	2020	2021	2020
Net income (loss)	$(9,400)	$6,605	$(14,747)	$11,248
Cumulative preferred dividends allocated to preferred stockholders	—	(1,467)	(558)	(4,219)
Net income (loss) attributable to common stockholders	(9,400)	5,138	(15,305)	7,029
Income available to participating securities	—	(3,716)	—	(5,175)
Net income (loss) available to common stockholders	$(9,400)	$1,422	$(15,305)	$1,854
Net income (loss) per share of common stock, basic	$(0.20)	$0.14	$(0.36)	$0.19
Weighted-average common stock outstanding, basic	47,101,200	10,420,584	42,149,108	9,755,373

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted net income (loss) per share	2021	2020	2021	2020
Net income (loss)	$(9,400)	$6,605	$(14,747)	$11,248
Cumulative preferred dividends allocated to preferred stockholders	—	(1,467)	(558)	(4,219)
Net income (loss) attributable to common stockholders	(9,400)	5,138	(15,305)	7,029
Reallocation of earnings to participating securities considering potentially dilutive securities	—	(3,158)	—	(4,709)
Net income (loss) available to common stockholders	$(9,400)	$1,980	$(15,305)	$2,320
Net income (loss) per share of common stock, diluted	$(0.20)	$0.12	$(0.36)	$0.17
Weighted average common stock outstanding, basic	47,101,200	10,420,584	42,149,108	9,755,373
Weighted average dilutive effect of stock options and restricted stock	—	6,647,513	—	3,662,032
Weighted-average common stock outstanding, diluted	47,101,200	17,068,097	42,149,108	13,417,405

The following table sets forth the potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Convertible preferred stock (on an if-converted basis)	—	5,543,918	—	5,543,918
Outstanding stock options	10,269,096	168,922	10,269,096	63,498
Restricted stock units	1,655,511	—	1,655,511	—
ESPP purchase rights	96,628	—	96,628	—
Total antidilutive securities	12,021,235	5,712,840	12,021,235	5,607,416

Note 11. Related Party Transactions
During the three and nine months ended September 30, 2021 and 2020, the Company incurred engineering and quality assurance costs from a third-party vendor. The chief executive officer of the third-party vendor is considered an immediate family member of the Company’s chief technology officer. The Company recorded $0.7 million and $1.8 million in the three and nine months ended September 30, 2021, respectively, and $0.4 million and $1.2 million in the three and nine months ended September 30, 2020, respectively, in research and development expense relating to this third party vendor on the condensed consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the Company recorded $0.2 million in accrued liability and $0.2 million in accounts payable and accrued liability, respectively, on the condensed consolidated balance sheets for the amount owed to this third party vendor.

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
In 2021, we launched ON24 Breakouts which expanded the functionality and interactivity of webinars built with ON24 Elite. For example, breakouts enable attendees and presenters to network with each other face-to-face, sales teams to connect immediately with prospects and subject matters experts to offer two-way communication to support customer education and training

In October 2021, we announced that we would be launching a new product on our platform named ON24 Go Live. ON24 Go Live is a new self-service virtual event solution for companies to stand up live-streaming video events faster and easier. Organizations can build a complete end-to-end external or internal event ranging from roadshows, customer conferences, virtual pop-ups, town halls, and company meeting, using pre-built templates and an easy-to-use and engaging interface. ON24 Go Live is planned to become available in November 2021 for early adopters.
We deliver our platform products as cloud-based subscriptions that are easy to use and purpose-built for sales and marketing professionals. As of September 30, 2021, we had over 2,000 customers. We have a highly engaged and loyal customer base leading to a successful land and expand strategy.
Prior to developing our current cloud-based subscription model, we generated revenue from our Legacy offering, which primarily consisted of fully managed events and associated services. In connection with shifting to our current data-driven, cloud-based subscription model, we stopped selling our Legacy offering to new customers in 2018 and stopped selling it to all customers in 2020. As a result, substantially all Legacy revenue ceased after December 2020. Our revenue was $49.4 million and $151.6 million for the third quarter and first nine months of 2021, respectively, compared to $42.6 million and$103.7 million for the same periods of 2020, representing a period-over-period increase of 16% and 46%, respectively. Our revenue, excluding our Legacy offering, was $49.3 million and $151.5 million for the third quarter and first nine months of 2021, respectively, compared to $42.5 million and $101.7 million for the same periods of 2020 representing a period-over-period increase of 16% and 49%. We had a net loss of $9.4 million and $14.7 million for the third quarter and first nine months of 2021, respectively, compared to net income of $6.6 million and $11.2 million for the same periods of 2020.
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
As conditions continue to fluctuate around the world, with vaccine administration rising in certain regions, governments and organizations have responded by adjusting their restrictions and guidelines accordingly. Our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity. In compliance with applicable regulations and guidance, we partially reopened our offices in the second half of 2021 for employees who are fully vaccinated and want to work in that office. With different regions recovering at different rates, we continue to evaluate our plans to fully reopen our facilities.
During the COVID-19 pandemic, digital has become the primary way for people to connect, work, learn and be entertained, and for businesses to engage with customers. The imperative to optimize digital sales and marketing investments to drive revenue conversion has become more important as businesses accelerate digital transformation initiatives in response to the COVID-19 pandemic, resulting in increased usage of our subscription and other platforms. Our revenue increased by 16% in the third quarter of 2021 and 46% in the first nine months of 2021 compared to the same respective periods of 2020, in part due to the impact of COVID-19.
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
International Expansion
We believe the expansion of real-time, revenue-generating marketing intelligence in international markets is a significant opportunity. For the third quarter and first nine months of 2021, approximately 25% and 26%, respectively, of our revenue came from outside the United States, compared to 24% and 23% for the same periods of 2020. We believe there is a compelling opportunity to expand our solutions internationally, both in countries where we currently operate and countries where we do not yet sell subscriptions to our solutions. Continuing to expand our international operations will require considerable management attention and other resources and may present challenges associated with complying with local expectations, customs, laws and regulations, which may impact our ability to sell subscriptions to our solutions and otherwise cause our results to vary from period to period.
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

	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020
Customers	2,054	2,078	2,062	1,994	1,918	1,769	1,503
ARR	$167,194	$164,130	$163,051	$153,362	$138,872	$114,183	$85,875
$100k Customers	359	345	325	302	271	229	161
Number of Customers
Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. We serve customers of all sizes, ranging from small businesses to global Fortune 100 organizations across a diverse set of industries, including technology, financial services, healthcare, industrial and manufacturing, professional services and B2B information services companies. Our diverse customer base has grown from 760 customers as of December 31, 2015 to over 2,000 customers as of September 30, 2021. Our total customer count declined slightly compared to the first two quarters of 2021 with churn among our small and midsize customers representing the largest contributor to the decrease, partially offset by growth among our $100k Customers. Our platform is designed with a long-term view toward our customer relationships and to grow with customers as their needs expand.

Annual Recurring Revenue
We believe that ARR is a key metric to measure our business because it is driven by our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. ARR is calculated as the sum of the annualized value of our subscription contracts as of the measurement date, including existing customers with expired contracts that we expect to be renewed. Our ARR amounts exclude professional services, overages from subscription customers and Legacy revenue. Our ARR as of September 30, 2021, December 31, 2020 and September 30, 2020 was $167.2 million, $153.4 million and $138.9 million, respectively. Our ARR growth, which was occurring prior to the COVID-19 pandemic, accelerated in 2020 partly in response to the COVID-19 pandemic, and has continued to grow in 2021, though at a slower pace. Despite the slight decline of our total customer count at the end of third quarter of 2021 compared to the first two quarters of 2021, we have continued to grow our ARR. This reflects our success in acquiring new customers and expanding subscriptions with existing customers, partially offset by customer churn.
Customers Contributing $100,000 or More to ARR
We believe that our ability to increase our $100k Customers is a key indicator for important components of the growth of our business, including our success in expanding the use of our platform within large organizations. As of September 30, 2021, December 31, 2020 and September 30, 2020, we had 359, 302 and 271 $100k Customers, respectively, demonstrating our continued penetration of larger organizations.

Results of Operations
We manage and operate as one reportable segment. The discussion below summarizes our results of operations for the periods presented, which we derived from the condensed consolidated financial statements included elsewhere in this Report.
The following tables set forth selected condensed consolidated statements of operations data and for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except percentages)
Revenue:
Subscription and other platform	$43,601	$34,356	$130,888	$81,379
Professional services	5,761	8,233	20,691	22,276
Total revenue	49,362	42,589	151,579	103,655
Cost of revenue:
Subscription and other platform (1)	8,718	5,425	24,382	14,405
Professional services (1)	3,349	3,195	10,252	8,883
Total cost of revenue	12,067	8,620	34,634	23,288
Gross profit	37,295	33,969	116,945	80,367
Operating expenses:
Sales and marketing (1)	26,591	15,756	75,981	40,495
Research and development (1)	9,114	4,660	25,222	13,272
General and administrative (1)	10,851	6,712	29,719	14,370
Total operating expenses	46,556	27,128	130,922	68,137
Income (loss) from operations	(9,261)	6,841	(13,977)	12,230
Interest expense	65	228	402	633
Other (income) expense, net	106	(23)	433	226
Income (loss) before provision for (benefit from) income taxes	(9,432)	6,636	(14,812)	11,371
Provision for (benefit from) income taxes	(32)	31	(65)	123
Net income (loss)	(9,400)	6,605	(14,747)	11,248

(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue
Subscription and other platform	$607	$31	$1,190	$78
Professional services	109	7	248	16
Total cost of revenue	716	38	1,438	94
Sales and marketing	2,364	162	5,627	450
Research and development	1,235	70	2,879	189
General and administrative	3,516	350	7,851	720
Total stock-based compensation expense	$7,831	$620	$17,795	$1,453

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Subscription and other platform	$43,601	88%	$34,356	81%	$9,245	27%
Professional services	5,761	12%	8,233	19%	(2,472)	(30%)
Total revenue	$49,362	100%	$42,589	100%	$6,773	16%

	Nine Months Ended September 30,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Subscription and other platform	$130,888	86%	$81,379	79%	$49,509	61%
Professional services	20,691	14%	22,276	21%	(1,585)	(7)%
Total revenue	$151,579	100%	$103,655	100%	$47,924	46%

The increase in total revenue for the third quarter and first nine months of 2021 compared to the same periods in 2020 was primarily driven by an overall increase in digital experience platform revenue and partially offset by a decrease in Legacy revenue.

	Three Months Ended September 30,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Digital Experience Platform
Subscription and other platform	$43,564	88%	$34,297	81%	$9,267	27%
Professional services	5,761	12%	8,183	19%	(2,422)	(30)%
Total digital experience platform revenue	$49,325	100%	$42,480	100%	$6,845	16%
Legacy
Subscription and other platform	$37	—%	$59	—%	$(22)	(37%)
Professional service	—	—%	50	—%	(50)	(100%)
Total Legacy revenue	$37	—%	$109	—%	$(72)	(66%)
Total revenue	$49,362	100%	$42,589	100%	$6,773	16%

	Nine Months Ended September 30,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Digital Experience Platform
Subscription and other platform	$130,789	86%	$80,010	77%	$50,779	63%
Professional services	20,666	14%	21,705	21%	(1,039)	(5)%
Total digital experience platform revenue	151,455	100%	101,715	98%	49,740	49%
Legacy
Subscription and other platform	99	—%	1,369	1%	(1,270)	(93%)
Professional service	25	—%	571	1%	(546)	(96%)
Total Legacy revenue	124	—%	1,940	2%	(1,816)	(94%)
Total revenue	$151,579	100%	$103,655	100%	$47,924	46%

Total digital experience platform revenue increased $6.8 million, or 16%, for the third quarter of 2021 and increased by $49.7 million, or 49%, for the first nine months of 2021, compared to the same periods of 2020. The increase for each respective period was primarily attributable to an increase in subscription and other platform revenue mainly due to increased purchases of our platform by our existing customers, and to a lesser extent increases in our customer base.
Professional services revenue decreased $2.5 million, or 30%, for the third quarter of 2021 and decreased $1.6 million, or 7%, for the first nine months of 2021, compared to the same periods of 2020, primarily reflecting unusually high demand for our professional services in 2020 that continued into the first quarter of 2021. The decline in professional services revenue as a percentage of total revenue in both the third quarter and first nine months of 2021, as compared to the same periods in 2020, also reflects platform improvements that enable more customer self-service.
Total Legacy revenue is immaterial for the third quarter of 2021 and 2020. The Legacy revenue for the first nine months of 2021 decreased $1.8 million, or 94%, compared to the same period of 2020 primarily attributable to a decrease in subscription and other Legacy platform revenue as we stopped selling our Legacy offering to new customers in 2018. Substantially all Legacy revenue ceased after December 2020.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Subscription and other platform	$8,718	18%	$5,425	13%	$3,293	61%
Professional services	3,349	7%	3,195	8%	154	5%
Total cost of revenue	12,067	24%	$8,620	20%	$3,447	40%
Gross profit	$37,295	76%	$33,969	80%	$3,326	10%
Gross margin	76%		80%

	Nine Months Ended September 30,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Subscription and other platform	$24,382	16%	$14,405	14%	$9,977	69%
Professional services	10,252	7%	8,883	9%	1,369	15%
Total cost of revenue	$34,634	23%	$23,288	22%	$11,346	49%
Gross profit	$116,945	77%	$80,367	78%	$36,578	46%
Gross margin	77%		78%

Cost of Revenue
Cost of revenue for the third quarter and first nine months of 2021 increased $3.4 million, or 40%, and $11.3 million, or 49%, respectively, compared to the same periods of 2020, primarily driven by an overall increase in digital experience platform revenue and partially offset by a decrease in Legacy cost of revenue.
Total digital experience platform cost of revenue for the third quarter and first nine months of 2021 increased by $3.7 million, or 44%, and $12.5 million, or 56%, respectively, compared to the same periods of 2020. The increase in each respective period was primarily due to an increase in subscription and other platform cost of revenue of 3.4 million and 10.5 million, and an increase in professional services cost of revenue of $0.3 million and $2.0 million. The increase in total digital experience platform cost of revenue was primarily attributable to an increase in personnel-related expenses of $3.0 million and $9.1 million driven by both increased headcount to support our platform and deliver services and increased stock-based compensation expense of $0.7 million and $1.3 million. The increase in total digital experience platform cost of revenue in the first nine months of 2021 also reflected a $2.3 million increases in bandwidth, transmission and software costs due to the expansion of infrastructure and data centers.
Total Legacy cost of revenue for the third quarter and first nine months of 2021 decreased by $0.2 million, or 96%, and $1.1 million, or 99%, respectively, compared to the same periods of 2020. The decrease in total Legacy cost of revenue in each respective period was primarily driven by a reduction in headcount and facilities allocation costs as we stopped selling our Legacy offering to new customers in 2018 and substantially all Legacy revenue ceased after December 2020.
Gross Margin
Gross margin was 76% for the third quarter of 2021 compared to 80% for the same period of 2020. Gross margin for the first nine months of 2021 remained relatively flat compared to the same period of 2020. The decrease in gross margin in the third quarter of 2021 was primarily attributable to the increase in digital experience subscription and other platform cost of revenue, which increased 64%, compared to our digital experience subscription and other platform revenue, which increased 27%.
We expect gross margin to decrease in the remainder of 2021 as we continue to invest to scale the business.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$26,591	54%	$15,756	37%	$10,835	69%

	Nine Months Ended September 30,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$75,981	50%	$40,495	39%	$35,486	88%
Sales and marketing expense increased $10.8 million, or 69%, for the third quarter of 2021 and $35.5 million, or 88%, for the first nine months of 2021, compared to the same periods of 2020. The increase in each respective period was primarily attributable to an increase in personnel-related expenses of $7.7 million and $25.6 million driven by both increased headcount to support the growth in our sales force and increased stock based compensation expense of $2.2 million and $5.2 million. The increase in sales and marketing expense in each respective period was also driven by an increase in advertising expenses of $2.2 million in the third quarter of 2021 and an increase in advertising, content marketing and demand generation activity of $7.1 million in the first nine months of 2021. The increase of $2.4 million in facilities and other expenses also contributed to the increased sales and marketing expense for the first nine months of 2021.
We expect our sales and marketing expense to continue to increase in the remainder of 2021 to support increased demand for our digital experiences.

Research and Development

	Three Months Ended September 30,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Research and development	$9,114	18%	$4,660	11%	$4,454	96%

	Nine Months Ended September 30,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Research and development	$25,222	17%	$13,272	13%	$11,950	90%
Research and development expense increased $4.5 million, or 96%, for the third quarter of 2021 and $12.0 million, or 90%, for the first nine months of 2021, compared to the same periods of 2020. The increase in each respective period was primarily attributable to an increase of $3.3 million and $8.9 million in personnel-related expenses driven by both increased headcount for the development of our solutions and increased stock-based compensation expense of $1.2 million and $2.7 million. The increase of $1.9 million in contractor costs for development activities and $1.2 million in facilities and other expenses also contributed to the increase of research and development expense in the first nine months of 2021.
We expect our research and development expense to continue to increase in the remainder of 2021 as we focus on further developing our platform and infrastructure.
General and Administrative

	Three Months Ended September 30,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$10,851	22%	$6,712	16%	$4,139	62%

	Nine Months Ended September 30,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$29,719	20%	$14,370	14%	$15,349	107%
General and administrative expense increased $4.1 million, or 62%, for the third quarter of 2021 and $15.3 million, or 107% for the first nine months of 2021, compared to the same periods of 2020. The increase in each respective period was primarily attributable to an increase of $4.0 million and $10.1 million in personnel-related expenses driven by both increased headcount and increased stock based compensation expense of $3.1 million and $7.1 million, as well as an increase of $1.3 million and $3.5 million in facilities and other expenses. The increase in general and administrative expense in the third quarter of 2021 was partially offset by a $1.5 million decrease in accounting and related expenses, which was primarily due to additional expense incurred beginning in the third quarter of 2020 in preparation for our IPO. The increase in general & administrative expense in the nine months of 2021 was also driven by a $1.8 million increase in professional and legal related expenses due to additional expenses incurred for IPO readiness in the first quarter of 2021 and ongoing costs associated with being a publicly traded company.
We expect our general and administrative expense to increase in the remainder of 2021 as we increase the size of our general and administrative function to support the growth of our business.

Interest Expense

	Three Months Ended September 30,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$65	—%	$228	1%	$(163)	(71%)

	Nine Months Ended September 30,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$402	0%	$633	1%	$(231)	(36%)
Interest expense for the third quarter and first nine months of 2021 decreased $0.2 million compared to the same periods of 2020.
Other (Income) Expense, Net

	Three Months Ended September 30,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Other (income) expense, net	$106	—%	$(23)	—%	$129	561%

	Nine Months Ended September 30,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Other (income) expense, net	$433	—%	$226	—%	$207	92%
Other (income) expense, net for the third quarter and first nine months of 2021 increased $0.1 million and $0.2 million, respectively, compared to the same periods of 2020, primarily driven by foreign exchange transaction losses.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(32)	—%	$31	—%	$(63)	(203%)

	Nine Months Ended September 30,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(65)	—%	$123	—%	$(188)	(153%)

The decrease in provision for income taxes in the third quarter and first nine months of 2021 compared to the same periods of 2020 was primarily driven by the tax benefits associated with the exercise of stock options and settlement of restricted stock units in a foreign jurisdiction.
Liquidity and Capital Resources
As of September 30, 2021, we had cash, cash equivalents and marketable securities of $399.7 million. Our investments generally consist of money market funds, certificates of deposit, U.S. Treasury securities and debt securities, all of which are available for our current operations use. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We historically funded our liquidity requirements through sales of convertible preferred stock, cash generated from our operations, borrowings and availability under our revolving credit facility, and most recently through our initial public offering of our common stock in February 2021.
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$9,681	$26,839
Net cash used in investing activities	$(198,078)	$(674)
Net cash provided by financing activities	$327,780	$2,547
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
Net cash provided by operating activities is primarily impacted by our net income (loss) adjusted for certain non-cash items such as stock-based compensation, depreciation and amortization, amortization of deferred contract acquisition costs, as well as the effect of changes in operating assets and liabilities. Our cash flows from operating activities provided net cash of $9.7 million for the nine months ended September 30, 2021 compared to $26.8 million for the same period in 2020, a decrease of $17.1 million. The decrease was primarily attributable to the $26.0 increase in net loss and $12.8 million unfavorable changes in operating assets and liabilities between the periods, partially reduced by an increase in non-cash expenses of $21.7 million.
The total non-cash adjustments for the nine months ended September 30, 2021 was $34.0 million compared to $12.3 million for the same period of 2020. The $21.7 million favorable change of non-cash adjustment was primarily driven by an increase in stock-based compensation expense of $16.3 million and an increase in amortization of deferred contract acquisition costs of $3.8 million.

Working capital used cash of $9.6 million for the nine months ended September 30, 2021 compared to provided cash of $3.3 million for the same period in 2020, a decrease of cash inflow of $12.9 million. The unfavorable change in working capital in the comparative periods were impacted by, among other items, the timing of vendor payments and prepayments, timing of cash receipts from customers, timing of collections of accounts receivable, and increased business activities due to company growth.
Investing Activities
Net cash used in investing activities was $198.1 million for the nine months ended September 30, 2021 compared to $0.7 million for the same period in 2020. The increase was primarily driven by an increase in purchases of marketable securities of $202.0 million and an increase in capital expenditures of $1.8 million, partially offset by an increase in proceeds from maturities and paydowns of marketable securities of $6.4 million. Our most significant capital expenditures have been investments in our equipment to support ongoing operations. We expect our capital investment will continue in the future.
Financing Activities
Net cash provided by financing activities was $327.8 million for the nine months ended September 30, 2021 compared to $2.5 million for the same period in 2020. The increase was primarily driven by the proceeds of $353.4 million from our IPO, net of underwriting discounts, partially offset by the repayment of $22.5 million outstanding principal balance of our line of credit under our revolving credit facility, the payments of IPO related costs of $3.5 million, and payment of tax withholding obligation of $2.0 million related to net share settlement of exercising stock options.
Debt Obligations
Revolving Credit Facility
In September 2021, we amended our revolving credit facility with Comerica Bank with an effective date of August 31, 2021, which increases our borrowing capacity to a maximum of $50.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows us to borrow up to $50.0 million if we maintain at least $100.0 million on deposit with Comerica Bank. If such deposit is less than $100.0 million, we may borrow up to the lesser of $50.0 million or an amount determined by our trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate. The terms of the agreement permit voluntary prepayment without premium or penalty. The revolving credit facility matures in August 2024 and is secured by substantially all of our assets. We are required to pay a quarterly commitment fee of 0.15% per annum on the undrawn portion available under the revolving line of credit.
Outstanding principal amounts on the revolving credit facility incur interest at a rate equal to Comerica Bank’s prime referenced rate, as defined in the loan agreement. Prior to August 31, 2021, Interest on the revolving line of credit was the prime rate, as published by the Wall Street Journal, plus 0.75% effective July 31, 2020. The referenced prime rate was 3.25% as of September 30, 2021 and the prime rate was 3.25% as of September 30, 2020.
We borrowed $22.4 million against the revolving credit facility as of December 31, 2020, which was repaid in full during the first quarter of 2021. We incurred an immaterial amount of interest expense prior to our full repayment of the principal outstanding under our line of credit in the first quarter of 2021.
Commitments and Contractual Obligations
The following table summarizes our noncancelable contractual obligations as of September 30, 2021 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$9,928	$742	$4,985	$4,201	$—
Capital lease obligations	4,248	432	3,745	71	—
Equipment loans	643	65	507	71	—
Other (1)	5,997	690	5,202	105	—
Total	$20,816	$1,929	$14,439	$4,448	$—

(1)Amounts represent our commitment under various software license and co-location facilities and services agreements. See Note 7 to condensed consolidated financial statements for additional information.

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
The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of September 30, 2021 (in thousands):

	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value as of September 30, 2021	50 BPS	100 BPS	150 BPS
Marketable securities	$202,315	$202,314	$202,311	$201,896	$200,801	$199,707	$198,612
Item 4. Controls and Procedures.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2021. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon the evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The Company, its Chief Executive Officer, its Chief Financial Officer, the members of its Board of Directors, and the underwriters that participated in the Company’s IPO are named as defendants in two putative class actions, captioned Douvia v. ON24, Inc., et al., 3:21-cv-08578 (filed November 3, 2021) and Goemer v. ON24, Inc., et al., 3:21-cv-08744 (filed November 10, 2021), that are currently pending in the United States District Court for the Northern District of California. The complaints purport to assert claims under Sections 11, 12(a), and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, the Company’s common stock issued in connection with the Company’s IPO. The complaints allege that the Company’s registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. Plaintiffs seek, among other things, an award of damages and attorneys’ fees and costs. ON24 believes that the allegations in the lawsuits are without merit.
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Except as set forth in the prior paragraph, we are not presently a party to any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect on our business, financial condition, operating results, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
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
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties, including those risks discussed at-length below. You should read these risks before you invest in our common stock. If any of these risks actually occur, our business, financial condition or results of operations would likely be materially and adversely affected. These risks include, but are not limited to, risks relating to:
•our ability to sustain our recent revenue growth rate in the future, attract new customers and expand sales to existing customers;
•fluctuation in our performance, our history of net losses and expected increases in our expenses;
•competition and technological development in our markets and any decline in demand for our solutions or generally in our markets;
•our ability to expand our sales and marketing capabilities and otherwise manage our growth;
•the impact of the COVID-19 pandemic on our customer growth rate, which may decline in future periods compared to 2020 as the impact of COVID-19 lessens, particularly as more people get vaccinated and our customers and their users consider engaging in in-person marketing activities;
•disruptions, interruptions, outages or other issues with our technology or our use of third-party services, data connectors and data centers;
•the impact of the security incident involving ransomware that we experienced or any other cybersecurity-related attack, significant data breach or disruption of the information technology systems or networks on which we rely;
•our sales cycle, our international expansion and our timing of revenue recognition from our sales;
•interoperability with other devices, systems and applications;

•compliance with data privacy, import and export controls, customs, sanctions and other laws and regulations;
•intellectual property matters, including any infringements of third-party intellectual property rights by us or infringement of our intellectual property rights by third parties; and
•the market for, trading price of and other matters associated with our common stock.
Risks Related to Our Business and Our Industry
We may not be able to sustain our recent revenue growth rate in the future.
We have experienced significant revenue growth since 2020, with our revenue increasing by 16% and 46% for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. For the year ended December 31, 2020, our revenue increased by 76% as compared to the year ended December 31, 2019. Our recent revenue growth since 2020 has been significantly impacted by an increasing demand for our platform and products following the onset of the COVID-19 pandemic and resulting precautionary measures. As the impact of COVID-19 lessens, there may be reduced demand for our platform, and our revenue growth rate may decline. If these new customers elect not to continue their subscription as the impact of COVID-19 lessens, our business, financial condition and results of operations would be harmed.
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
Our quarterly results of operations and financial condition may vary significantly in the future, and period-to-period comparisons may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and financial condition may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. For example, our revenue and revenue growth rate may decline in future periods compared to 2020 as the impact of COVID-19 lessens, particularly as more people get vaccinated and our customers and their users consider resuming in-person marketing activities. Further, because we generally invoice our customers at the beginning of the contractual terms of their subscriptions to our solutions, our financial condition reflects deferred revenue that we recognize ratably as revenue over the contractual term. If fewer new enrollments or renewals occur as the impact of COVID-19 lessens, our cash and deferred revenue as of future dates may decrease. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include:
•our ability to retain and expand customer usage;
•our ability to attract new customers;
•our ability to hire and retain employees, in particular those responsible for the selling or marketing of our platform and provide sales leadership in areas in which we are expanding our sales and marketing efforts;
•changes in the way we organize and compensate our sales teams;
•the timing of expenses and recognition of revenue;
•the length of sales cycles;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure, as well as international expansion and entry into operating leases;
•timing and effectiveness of new sales and marketing initiatives;
•changes in our pricing policies or those of our competitors;

•the timing and success of new products, features and functionality by us or our competitors;
•interruptions or delays in our service, network outages, or actual or perceived privacy or security breaches;
•changes in the competitive dynamics of our industry, including consolidation among competitors;
•changes in laws and regulations that impact our business;
•one or more large indemnification payments to our customers or other third parties;
•the timing of expenses related to any future acquisitions; and
•general economic and market conditions.
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
We derive, and expect to continue to derive, a significant portion of our revenue and cash flows from sales of subscriptions to our solutions. As a result, widespread adoption and use of live engagement technologies, webinars and event software in general, and our platform in particular, are critical to our future growth and success. If this market fails to grow or grows more slowly than we currently anticipate, demand for our platform could be negatively affected. Demand for our platform is affected by a number of factors, many of which are beyond our control. Some of these potential factors include:
•availability of products and services that compete, directly or indirectly, with ours;
•introduction of free or “do-it-yourself” products;
•awareness and adoption of the live engagement technologies category generally as a substitute for in-person events;
•ease of adoption and use;
•features and platform experience;
•reliability of our platform, including frequency of outages;
•performance and user support;
•our brand and reputation;
•security and privacy;
•our pricing and our competitors’ pricing; and
•new modes of live engagement that may be developed in the future.
If we fail to successfully predict and address these factors, meet customer demands or achieve more widespread market adoption of our platform, our business would be harmed.
We have a history of net losses, and we expect to increase our expenses in the future, which could prevent us from achieving or maintaining profitability.
We had net loss of $9.4 million and $14.7 million in the three and nine months ended September 30, 2021, respectively, and we may incur net losses in the future. We intend to continue to expend significant funds to expand our direct sales force and marketing efforts to attract new customers and increase usage of our platform and products by our existing customers, to develop and enhance our platform and for general corporate purposes. To the extent we are successful in increasing our customer base, we may also incur increased losses because most of the costs associated with acquiring customers (other than sales commissions) are incurred up front, while the related subscription revenue is generally recognized ratably over the applicable subscription term. In addition, we may incur increased losses because most of the costs associated with acquiring customers, including sales commissions, require us to make cash outlays at the time we acquire a customer, and, similarly, the timing of our recognition of subscription revenue and sales commissions may not correspond with our cash position. Our subscriptions typically have terms of one year that automatically renew for successive one-year terms unless terminated. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses and any increase in our cost of sales, including as a result of a shift to a hybrid cloud. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of subscriptions to our platform, and the entry or the success of competitive products and services. As a result, we may not achieve or maintain profitability in future periods.
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
The global spread of the COVID-19 pandemic and related containment efforts have materially affected how we and our customers operate our respective businesses. Although in some ways the pandemic may have accelerated our growth, the longer-term effects on our business and the overall economy remain highly uncertain. For example, substantially all of our personnel worked from home for over a year. As COVID-19 related restrictions eased and vaccination rates increased, we began the process in the second half of 2021 of transitioning those fully vaccinated personnel who are comfortable working in an office setting back to our offices, but a significant number of our personnel continue to work from home. As we contemplate in-person work arrangements, we may offer a significant percentage of our employees flexibility in the amount of time they work in an office on a permanent basis. While we learned during COVID-19 that we can work very effectively in a fully-remote environment, the partial return to in-office work and the potential transition to permanent remote working arrangements for some employees may present operational and workplace culture challenges and risks, including reduced productivity, lower employee retention, and increased compliance and tax obligations in a number of jurisdictions. In addition, our management team has spent, and will likely continue to spend, significant time, attention and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce. Our efforts to re-open our offices safely may also expose our employees, customers and other third parties to health risks and us to associated liability, and they will involve additional financial burdens. Similarly, many of our customers, vendors and other third parties with which we conduct business are also working from home or transitioning to in-person work arrangements, working at reduced staffing levels and dealing with other challenges, such as supply chain disruptions and revised budgets, that are forcing them to conduct business in different ways. The extent to which these parties suffer inefficiencies or other risks from these different arrangements, and the extent to which these risks may impact us, is impossible to predict.
The duration of the pandemic, whether it may recur, and its other long-term economic impacts are highly uncertain. These uncertainties make it challenging to manage our growth, maintain business relationships, price our subscription and otherwise operate and plan for our business. For example, with a broad section of the population still working from home full-time or part-time and educational institutions teaching remotely, increased demand for internet access could cause general access issues, affect our and our customers’ business interactions or cause issues with access to data centers. Moreover, the economic impacts of COVID-19 have affected and may continue to affect customer and prospective customer spending on technology such as ours, particularly for businesses involving in-person interactions, such as hospitality, manufacturing and professional services businesses. These customers may experience reduced revenue and revised budgets, which may adversely affect our customers’ ability or willingness to purchase subscriptions to our platform, the timing of subscriptions, customer retention, and the value or duration of subscriptions, all of which could adversely affect our operating results. It is also possible that, if the effects of the COVID-19 pandemic subside, particularly as more people get vaccinated, our customers and their users will resume in-person marketing activities in a way that decreases usage of our platform. The extent of the impact of COVID-19 on our business and financial performance may be influenced by a number of factors, many of which we cannot control, including the duration and spread of the pandemic, future spikes of COVID-19 infections resulting in additional preventative measures, the severity of the economic decline attributable to the pandemic, the timing and nature of a potential economic recovery, the impact on our customers and our sales cycles, and our ability to generate new business leads.
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
A substantial portion of our business is with large enterprise customers. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. As of September 30, 2021, we had 359 customers contributing at least $100,000 in ARR, or $100k Customers, which are generally large organizations, representing 67% of our ARR. The timing of our sales with our enterprise customers and related revenue recognition is difficult to predict because of the length and uncertainty of the sales cycle for these customers. We are often required to spend significant time and resources to educate and familiarize these potential customers with the value proposition of paying for our platform. The length of our sales cycle for these customers, from initial evaluation to payment for our platform, is often around three to six months or more and can vary substantially from customer to customer. As a result, it is difficult to predict whether and when a sale will be completed. An inability to increase our enterprise customer base could harm our business.

We are continuing to expand our operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.
In the three and nine months ended September 30, 2021, we generated 25% and 26% respectively, of our revenue from customers outside of the United States. We expect to continue to expand our international operations. For example, we recently established a subsidiary in Japan to support our operations in the Asia-Pacific region. Our efforts to expand our current international operations, including entering new markets or countries, may not be effective. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to special risks, including risks associated with:
•recruiting and retaining talented and capable employees outside the United States and maintaining our company culture across all of our offices;
•providing our platform and operating our business across a significant distance, in different languages and among different cultures, including the potential need to modify our platform and features to ensure that they are culturally appropriate and relevant in different countries;
•determining the appropriate pricing strategy to enable us to compete effectively internationally, which may be different than the pricing strategies that have worked for us in the United States;
•compliance with applicable international laws and regulations, including laws and regulations with respect to privacy, data protection and marketing, and the risk of penalties to us and individual members of management or employees if our practices are deemed to be out of compliance;
•management of an employee base in jurisdictions that may not give us the same employment and retention flexibility as does the United States;
•difficulties in managing and staffing international operations including the proper classification of independent contractors and other contingent workers, differing employer/employee relationships, and local employment laws;
•operating in jurisdictions that do not protect intellectual property rights to the same extent as does the United States and the practical enforcement of such intellectual property rights outside of the United States;
•foreign government interference with our intellectual property that is developed outside of the United States, such as the risk that changes in foreign laws could restrict our ability to use our intellectual property outside of the jurisdiction in which we developed it;
•integration with partners outside of the United States;
•compliance by us and our business partners with anti-corruption laws, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory limitations on our ability to provide our platform in certain international markets;
•foreign business restrictions, foreign exchange controls and similar laws that might require significant lead time in setting up operations in certain geographic territories and might prevent us from repatriating cash earned outside the United States;
•political and economic instability;
•changes in diplomatic and trade relationships, including the imposition of new trade restrictions, trade protection measures, import or export requirements, trade embargoes and other trade barriers;
•generally longer payment cycles and greater difficulty in collecting accounts receivable;
•double taxation of our international earnings and potentially adverse tax consequences due to changes in the income and other tax laws of the United States or the international jurisdictions in which we operate; and

•higher costs of doing business internationally, including increased accounting, travel, infrastructure and legal compliance costs.
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
Our platform also utilizes hardware that we purchase or lease and software and services that we procure from third parties. In some cases, this includes software we license from international companies that may in the future become subject to legal or regulatory limitations on their ability to provide software outside of their jurisdiction. Any defects in, or unavailability of, our third-party hardware, software or services that cause interruptions to the availability of our platform, loss of data or performance issues could, among other things:
•cause a reduction in our revenue or a delay in market acceptance of our platform;
•require us to issue refunds to our customers or expose us to claims for damages;
•cause us to lose existing customers and make it more difficult to attract new customers;
•divert our development resources or require us to make extensive changes to our platform, which would increase our expenses;
•increase our technical support costs; and
•harm our reputation and brand.

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
As a result of the COVID-19 pandemic, substantially all of our personnel have been working from home for over a year. As COVID-19 related restrictions have eased, we have partially reopened our offices in the second half of 2021, but the working arrangements differ from the arrangements before the COVID-19 pandemic; we expect that some of our employees may continue to work from home full-time or part-time. The full or partial return to in-office work and the potential transition to permanent remote working arrangements for some employees may result in increased costs, decreased efficiency, deterioration of corporate culture and other unforeseen challenges. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.
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
From time to time, we may be involved in disputes or regulatory inquiries that arise in the ordinary course of business involving labor and employment, wage and hour, commercial, securities or investment, intellectual property, data breach and other matters. For example, we have been named in two securities class actions as described further in the section titled “Legal Proceedings.” We expect that the number and significance of these potential disputes may increase as our business expands and our company grows larger. Contractual provisions and insurance coverage may not cover potential claims and may not be adequate to indemnify us for all liabilities we may face. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Litigation is inherently unpredictable, and the results of any claims may have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
We primarily rely and expect to continue to rely on a combination of patents, trade secrets, domain name protections, trademarks and copyrights, as well as confidentiality, license and subscription agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of September 30, 2021, we had 15 issued patents and 31 pending patent applications. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, the resulting patents may not effectively protect every significant feature of our solutions. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality and invention assignment agreements with our employees, consultants and third parties. These agreements may not effectively protect our proprietary rights. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or may develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any countries in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our platform, brand and other intangible assets may be diminished, and competitors may be able to more effectively replicate our platform and its features. Any of these events would harm our business.
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
As of September 30, 2021 and December 31, 2020, we had zero and $22.4 million, respectively, of outstanding indebtedness under a loan and security agreement with Comerica Bank, or the Revolving Credit Facility. In the first quarter of 2021, we repaid in full the $22.4 million outstanding principal balance on our Revolving Credit Facility. We may incur indebtedness in the future, which may require us to secure such obligations with substantially all of our assets; to comply with various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments and engage in transactions with our affiliates; and to meet certain financial covenants. Any substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could restrict our business operations or have other adverse consequences, including the following:
•reducing the availability of our cash flow for our operations, capital expenditures, future business opportunities and other purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, which could place us at a disadvantage compared to our competitors that may have less debt;
•limiting our ability to borrow additional funds; and
•increasing our vulnerability to general adverse economic and industry conditions.
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
We sell to customers globally and have international operations primarily in the United Kingdom, Australia, Singapore and Japan. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three and nine months ended September 30, 2021, 13% and 12% of our revenue, respectively, and 15% and 16% of our expenses, respectively were denominated in currencies other than U.S. dollars. For the three and nine months ended September 30, 2020, 12% and 11% of our revenue, respectively, and 20% and 19% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
The trading price of our common stock following our IPO has been and will likely continue to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. Factors that could cause fluctuations in the trading price of our common stock include the following:
•the COVID-19 pandemic;
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales of shares of our common stock by us or our stockholders into the public markets, or anticipation of such sales;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;
•announcements by us or our competitors of new products, features, or services;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations, including as a result of reduced demand for our solutions;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, products, services or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•any significant change in our management; and
•general economic conditions and slow or negative growth of our markets.
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
As of September 30, 2021, our executive officers, directors and five percent or greater stockholders and their respective affiliates beneficially owned, in the aggregate, approximately 38% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors, amendments of our organizational documents and approval of any merger, sale of substantially all our assets or other significant corporate transactions. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders.
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
Our amended and restated certificate of incorporation, or our Certificate of Incorporation, and our amended and restated bylaws, or our Bylaws, contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our board of directors. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest, or other transaction that stockholders may consider favorable, include the following:
•the division of our board of directors into three classes and the election of each class for three-year terms;
•advance notice requirements for stockholder proposals and director nominations;
•provisions limiting our stockholders’ ability to call special meetings of stockholders and to take action by written consent;
•restrictions on business combinations with interested stockholders;
•in certain cases, the approval of holders representing at least 66.7% of the total voting power of the shares entitled to vote generally in the election of directors will be required for stockholders to adopt, amend or repeal our Bylaws, or amend or repeal certain provisions of our Certificate of Incorporation, including those relating to who may call special meetings of our stockholders, our stockholders’ ability to act by written consent, our board of directors (including the removal of one or more directors), indemnification of our directors and officers and exculpation of our directors, supermajority voting, amendments to our Bylaws and the exclusive forum for litigating specified matters;

•no cumulative voting;
•the required approval of holders representing at least 66.7% of the total voting power of the shares entitled to vote at an election of the directors to remove directors; and
•the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our governing body.
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
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Note applicable.
Item 5. Other Information.
Note applicable.
Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39965	3.1	2/8/2021

3.2	Amended and Restated Bylaws.	8-K	001-39965	3.2	2/8/2021

10.1†	ON24, Inc. Sixth Amended and Restated Loan and Security Agreement.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

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

†
Certain portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because they are not material and they are the type of information that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON24, Inc.

Date: November 10, 2021	By:	/s/ Sharat Sharan
Sharat Sharan
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Steven Vattuone
Steven Vattuone
Chief Financial Officer
(Principal Financial and Accounting Officer)