Form 10-K
period 2021-12-31
ON24 INC.
filed 2022-03-14
CIK 1110611

Table of Contents.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act). Yes ☐ No ☒.
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing sale price on the New York Stock Exchange as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $735 million.
As of March 4, 2022, the registrant had 47,777,947 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2021, are incorporated by reference into Part III (Items 10, 11,12, 13 and 14) of this Annual Report on Form 10-K.

Table of Contents.

Table of Contents.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Report, contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections titled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts”, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:
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
•the impact of the COVID-19 pandemic and future variants of the virus on our customer growth rate, which may decline in future periods compared to 2021 as the impact of COVID-19 lessens, particularly as more people get vaccinated and our customers and their users consider engaging in in-person marketing activities;
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

Table of Contents.
PART I
Item 1. Business.
Overview
Our mission is to transform the way businesses drive revenue and customer engagement through data-rich digital experiences.
We provide a leading, cloud-based platform for digital engagement that delivers insights for revenue growth through interactive webinar experiences, virtual event experiences and multimedia content experiences. Our platform’s portfolio of interactive, personalized and content-rich digital experience products creates and captures actionable, real-time data at scale from millions of professionals every month to provide businesses with buying signals and behavioral insights to efficiently convert prospects into customers.
Similar to what has taken place in the business-to-consumer, or B2C, market, our platform for digital engagement empowers business-to-business, or B2B, companies with insights to better personalize their engagement. Large social media platforms have been successful at leveraging experiences and insights of consumers on their platforms to enable B2C companies to effectively understand their potential consumers. While these have been effective in the B2C market, B2B companies often lack deep insights about prospective customers to effectively understand and engage them.
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
For businesses to succeed, we believe their sales and marketing strategies must evolve from the era of automation to the era of engagement. We are strategically positioned to help businesses and their sales and marketing organizations make this transition. Our platform provides an innovative way both to scale digital marketing and deepen prospective customer engagement. We believe our opportunity to help businesses convert digital engagement into revenue will continue to grow as industries modernize their sales and marketing processes. As our customers create more ON24 content-rich experiences, they gather more data directly from prospective customers, which we refer to as first-person data, to help them create a multiplier effect that strengthens their ability to convert prospective customers and generate revenue.
As of December 31, 2021, we had over 2,100 customers. No single customer contributed more than 10% of our total revenue for the year ended December 31, 2021, 2020 and 2019. Many of our existing customers expand their usage of our products, and we have continued to add new customers over time, which has allowed us to grow our revenue with them and achieve an annual recurring revenue, or ARR, of $171.4 million for 2021, compared to $153.4 million and $76.9 million for 2020 and 2019, respectively.
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
The imperative to optimize digital sales and marketing investments to drive revenue conversion has become more important as businesses accelerate digital transformation initiatives. We believe this digital transformation has fundamentally changed the way businesses engage with their prospective customers, leading to an increased need for innovative methods of B2B engagement at scale to improve sales effectiveness and drive faster revenue growth. The following key trends are impacting sales and marketing strategies today:
•Personalized and interactive digital customer engagement at scale is the new imperative. The ability to engage with large numbers of prospective customers and customers cost-effectively is crucial. As businesses broadly embrace digital transformation initiatives, they are standardizing on cloud-based platforms to transform their sales and marketing strategies. Increased focus on next-generation digital marketing solutions offers our customers an opportunity to drive personalized and interactive prospective customer engagement at scale by aggregating a significant amount of insights on prospective customers. This enables businesses to optimize sales and marketing campaigns and drive revenue growth.

Table of Contents.
•Democratization of content has led prospective customers to self-educate. Ineffective marketing tactics coupled with broad availability of relevant content across multiple channels have shifted the mindset of B2B prospective customers. Because prospective customers are now self-educating by accessing information on products and brands in advance of purchasing decisions, marketers must adapt by identifying and providing relevant content to their prospective customers earlier in the sales process. We believe this will necessarily shift greater investment into content-rich, interactive platforms for digital engagement and away from low-touch marketing automation strategies.
•Traditional automated marketing approaches are increasingly ineffective. Traditional automated marketing tactics have limited effectiveness at engaging prospective customers because they are generic, intrusive and irrelevant. Having a limited understanding of a prospective customer’s intent and interest leads to largely ineffective, impersonal marketing, wasted sales and marketing investment and frustrated prospective customers.
•Data privacy requirements are constraining automated digital marketing. Data privacy has become a fundamental area of focus for regulatory bodies given the digital transformation initiatives taking place and the plethora of spam used today. As privacy laws continue to expand and evolve, this puts pressure on traditionally automated methods of marketing at scale that have traditionally been highly dependent on information obtained from third parties. As a result, we believe there will be increased focus on engaging with customers directly and driving engagement through first party insights and integrations.
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
•Failure to create content-rich, interactive experiences for prospective customers. As prospective customers increasingly self-educate, creating personalized, content-rich and interactive experiences is critical to generate engagement. Typical online sales and marketing strategies are built upon one-way communication from the marketer to their prospective customers, offering no opportunity for developing a meaningful exchange nor empowering prospective customers to dictate their own buying process.
•Limited opportunity for engagement, resulting in less prospective customer data. Highly engaging and interactive experiences generate valuable signals about prospective customers’ buying intentions that can inform the sales process and improve efficiency. To be able to capture and respond to those buying signals, businesses need the ability to track, record, contextualize and analyze prospective customer behavior in real-time. While in-person events, such as business conferences, can sometimes create engaging experiences, they do not allow for the automated and efficient collection of first-person data and are expensive to organize. General-purpose online meeting tools can enable businesses to reach many people at once, but they lack the engagement, analytics and first-person data that are needed to drive revenue. Meanwhile, traditional marketing automation tools collect only superficial data such as click rates that deliver limited understanding into what prospective customers want, what messages are resonating and how to more deeply engage and inform prospective customers that are seeking to learn more.
•Ineffective insights to convert prospects into customers. Insights about prospective customers are only valuable to businesses to the extent that they help convert prospects into customers. Providing contextualized and easy to access information to sales teams in real-time can materially improve their efficiency and improve revenue conversion. Technologies such as general purpose communications and collaboration tools have provided convenient alternatives to hosting physical meetings but were not designed to easily integrate into the broader sales and marketing systems that businesses use, and thus these tools have limited use in connecting real-time customer interaction with a business’s broader sales and marketing strategies.
•Inability to utilize behavioral insights to dynamically personalize content. By gaining insights into their prospective customers’ behavior and engagement, businesses are able to understand and measure the performance of their digital experiences. This understanding provides critical intelligence to optimize the subsequent creation and delivery of other digital experiences. Traditional approaches typically fail to utilize customer behaviors to dynamically adjust content and enable content personalization.
•In-person events are resource intensive and exist in a discrete moment. A business conference exists in a discrete moment in time, is expensive, and cannot be re-created. In these scenarios, businesses only have one opportunity to engage with prospective customers at scale, and their return on investment is limited. Furthermore, the expectation in today’s new market dynamic is that all events have a digital component and that audiences are able to choose how they engage.

Table of Contents.
Our Platform and Key Differentiators
Our leading cloud-based platform for digital engagement enables businesses to convert customer engagement into revenue through interactive webinar experiences, virtual event experiences and multimedia content experiences that are backed by analytics and an ecosystem of third-party integrations.
Our portfolio of ON24 Experience products include:
•ON24 Elite: live, interactive webinar experience that engages prospective customers in real-time and can also be made available in an on-demand format.
•ON24 Breakouts: live breakout room experience that facilitates networking, collaboration and interactivity between users.
•ON24 Go Live: live, interactive video event experience that enables presenters and attendees to engage face-to-face in real-time and can also be made available in an on-demand format.
•ON24 Virtual Conference: live, large scale, managed virtual event experience that engages prospective customers in real-time and can also be made available in an on-demand format.
•ON24 Engagement Hub: always-on, rich multimedia content experience that prospective customers can engage in anytime, anywhere.
•ON24 Target: personalized and curated, rich landing page experience that engages specific segments of prospective customers to drive a desired action.
Our ON24 Experience products are backed by our solutions, including:
•ON24 Intelligence: analytics backbone that captures first-person data to power the insights, benchmarking, reporting and artificial intelligence and machine learning, or AI/ML, engine within our platform.
•ON24 Connect: ecosystem of third-party application integrations.
•ON24 Services and Platform Support: a portfolio of professional services that provide consulting and support for product and platform adoption.
We believe the key differentiators of our platform are:
•Designed to drive interactive customer experiences. Our platform was built to power a new kind of customer engagement – highly interactive real-time digital experiences that can scale engagement from hundreds to thousands of prospective customers simultaneously. Unlike spam, which is often ignored, our digital experiences engage prospective customers and encourage them to ask questions and learn about a business’s products and offerings more broadly. This real-time interaction is the foundation of our modern engagement platform and aligns with how B2B prospective customers are seeking to self-educate.
•Interactive customer engagement creates highly valuable customer insight data. Unlike more traditional approaches, creating and measuring customer engagement and interaction is at the center of our platform. Through our products, our customers can create interactive experiences that foster active engagement with their prospective customers and gather data in real time. This enables our customers to obtain rich, valuable insights and predictive analytics as well as integrate the resulting data and insights into their business applications.
•Prospective customer insights drive more efficient conversion of pipeline to revenue. The customer engagement and interaction data gathered through our platform enables businesses to derive deep insights about prospective customer behavior. These insights can drive higher-quality pipeline and ultimately better revenue conversion for our customers. Through our ecosystem of integrations with third-party marketing automation, customer relationship management, or CRM, and business intelligence, or BI, platforms, our customers can leverage insights derived through our platform to more intelligently engage with prospective customers in real-time.
•Flywheel effect drives continuous optimization. Years of capturing engagement insights have provided us with a deep understanding of how to best design digital experiences that engage prospective customers and generate more impactful revenue conversion. The more of our content-rich experiences that our customers create for their prospective customers to engage with, the more first-person data that our customers are able to collect in return. By leveraging AI/ML, our platform enables businesses to use this data to derive highly relevant and deep insights that fuel more personalization in future content experiences, strengthening the engagement they create and further enhancing the quality of the interaction data and insights derived through our platform. This combination of rich prospective customer data and AI/ML becomes a flywheel for better content creation, improved customer experiences, greater customer intelligence and enhanced revenue conversion.

Table of Contents.
•Experiences that can be repurposed and continuously drive engagement to maximize return on investment. Our customers are able to continuously drive results because ON24 digital experiences remain interactive and can continue to engage their prospective customers well after the initial live event ends. The experiences created through our platform are designed with persistent interactivity which gives our customers the ability to engage their prospective customers in either a live or on-demand experience. This flexibility makes it possible to repurpose and reuse digital experiences many times over with no incremental cost.
Our Competitive Strengths
We believe that we have significant competitive strengths that will enable us to extend our market leadership position, including:
•Category defining platform for customer engagement at scale. We created one of the first cloud platforms for businesses to deliver interactive, data driven webinar experiences, virtual event experiences and multimedia content experiences. We believe we have a first-mover advantage because our proprietary and proven platform has enabled our customers to build effective systems for digital engagement that generate high return on investment.
•Cloud-based system of engagement. Our cloud-based platform powers our customers with several key marketing capabilities: creating digital experiences, deploying them at scale, collecting numerous data points on their prospective customers, and leveraging this data to further personalize subsequent experiences. Consolidating these services onto one platform allows our customers to gather a more cohesive understanding of their prospective customers and take more targeted actions to more effectively convert prospects into customers. As a result, businesses no longer need to rely on a combination of standalone products.
•Broad, rich dataset and AI/ML capabilities power valuable insights. Our platform enables highly interactive experiences, giving our customers access to behavioral data that signals buying intent. By leveraging our AI/ML capabilities, our customers can derive valuable and actionable insights in order to optimize their sales and marketing strategies. For example, we help our customers understand what features of a digital experience drive the most engagement with prospective customers. Our customers can also use our platform to benchmark themselves against others in their industry to understand where they can improve. In addition, our customers can more effectively reach their prospects and customers by leveraging our AI/ML capabilities to predict how best to personalize digital experiences for particular customers based on their prior behavior and interactions on our platform.
•Enterprise grade, highly scalable cloud platform. Our cloud-based platform has been developed to enable enterprise-grade scalability. This includes options and features to enable our customers to make privacy and compliance choices that align to their needs as well as integrations with a broad ecosystem of third-party applications. Our platform is available in over 20 languages and can be utilized seamlessly across multinational sales and marketing organizations. Our customers are able to use our platform to engage their prospective customers in multiple regions by supporting different streaming protocols, multilingual translation and closed captioning.
•Growing base of customers across verticals. We have a large and diverse set of customers across a broad set of industries. We have grown our customer base from approximately 760 customers as of December 31, 2015 to over 2,100 customers as of December 31, 2021. We intend to leverage our land and expand model to further penetrate customers across these verticals.
•Superior, dedicated customer service. Our solutions are designed to be easy to use, featuring drag-and-drop and other similar tools simplifying implementation by our customers. We offer technical support, chat support and live webinar experience emergency support that is available to our customers 24/7. Our platform support and customer success teams are organized into a “follow the sun model” to ensure consistent and reliable service across the globe.
Our Market Opportunity
We estimate that the current TAM for our solutions is approximately $44 billion worldwide annually. We calculate our TAM by initially estimating the total number of companies that our platform and products can support in the United States across separate bands measured by number of employees: Enterprise, which includes companies with more than 2,000 employees, and Commercial, which includes companies with less than 2,000 employees, which we further divide into Mid-Market companies with 200-1,999 employees, and small and midsize, or SMB, companies with 50-199 employees, using data from the U.S. Census Bureau for 2017. We then apply an average annual value to the companies in each band. This value was calculated using internally generated data for annual recurring revenue, or ARR, as of June 30, 2021 for the top 25% of our customers by ARR that subscribe to two or more of our products, within each of the Enterprise and Mid-Market bands, and the top 25% by ARR of all our customers within the SMB band. We believe these calculations are representative of the current potential spend on our solutions by customers and prospective customers. We multiplied the total number of companies within each band by the calculated annual value for that band. The aggregate calculated value represents the current annual estimated market opportunity in the United States of $22 billion. We believe the market opportunity for our solutions outside the United States is at least as large.

Table of Contents.
Our Growth Strategy
We intend to drive the growth of our business and the adoption of our solutions by executing the following strategies:
•Drive new customer acquisition. We believe our market is still relatively underpenetrated and that through scaling our sales force and through specialized and aligned sales teams focused on the Enterprise and Commercial markets globally, we can accelerate new customer acquisition across the substantial Commercial market.
•Expand within existing customers. Our land and expand model is expected to drive expansion of new subscriptions within our existing customer base by selling subscriptions to additional parts of existing customers’ organizations, expanding into new regional divisions and upselling new solutions. In addition, we plan to develop new applications for our platform, including partner training and employee recruiting and forms of indirect marketing, such as education, enrollment and benefits programs.
•Continue to increase attachments and develop new solutions for specific use cases. We expect our business to grow both through increasing attachments for existing solutions and selling our existing customers new solutions that we develop in the future. For example, we have developed a differentiated feature set for our customers that use our platform to conduct online continuing education programs and issue accredited certifications. Our ecosystem of third-party integrations includes business applications in specific industries. We plan to continually develop new solutions that enhance the functionality of our platform and products, improve our customers’ experiences and drive engagement with their prospective customers.
•Expand into new regions. We believe the expansion of our platform in international markets is a significant opportunity. We plan to open additional offices in targeted geographies to support our international expansion and also to launch additional platform capacity in Europe to support our European expansion.
•Identify and pursue inorganic growth opportunities. We plan to opportunistically evaluate and acquire complementary businesses, products, services or technologies that expand our platform, add different categories of experiences and support new use cases for our customers. We believe well-selected acquisitions may add significant value to our platform and expand the ability of our customers to gather engagement data to help them convert their prospective customers into revenue
Our Solutions
Our platform gives businesses the ability to use digital engagement to drive revenue growth through interactive experiences, data-driven analytics and solutions that integrate into a large number of business systems, predominantly marketing automation, CRM and BI platforms. With digital engagement at the core, our platform’s experience, data and integration layers power a portfolio of products and solutions that include ON24 Elite, ON24 Go Live, ON24 Breakouts, ON24 Virtual Conference, ON24 Engagement Hub, ON24 Target, ON24 Intelligence and ON24 Connect.
The following graphic depicts our platform:

Table of Contents.

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

Table of Contents.
Live Experiences: ON24 Breakouts
ON24 Breakouts expanded the functionality and interactivity of webinars built with ON24 Elite. This product enables users to have a face-to-face virtual conversation with their customers during or after the main webinar experience ends, facilitating attendee networking, enabling relationship-building and virtual selling opportunities.
Live Experiences: ON24 Go Live
ON24 Go Live offers an all-in-one, easy-to-use video event experience optimized for networking and audience participation. This product is designed for single or multi-day events enabling users to deliver live keynote presentations, host multiple breakout sessions with video-based discussions, and create exhibit halls and a networking lounge. Optimized for audience networking and participation, this product includes multiple formats for two-way engagement, including event-level chat, in-session chat, polls and video-to-video breakout discussions.
Live Experiences: ON24 Virtual Conference
ON24 Virtual Conference is built to host large-scale online events and provide a single source for measurement and analytics.
Our ON24 Virtual Conference powers multi-session virtual event experiences that can be scheduled as live events and maintained as ongoing on-demand events or in an immersive training content library. Simulating an in-person conference, trade show or training center, ON24 Virtual Conference houses multiple tracks of interactive webinar-based keynotes and breakout sessions powered by ON24 Elite alongside participant networking, virtual breakout meetings and virtual vendor booths.
All interactions across the ON24 Virtual Conference and within the individual ON24 Elite-powered webinar-based sessions are captured and unified, providing a powerful set of event analytics.
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
•ON24 Experience Builder: Our customers use our drag-and-drop interface; pre-set layouts, custom templates, and a library of stock images to rapidly produce professionally designed and branded experiences without any need for website or code development.
•ON24 Engagement and Conversion Tools: Our platform contains a library of more than 20 interactivity tools that our customers can use to drive ongoing engagement and conversion with their prospective customers, enabling them to interact with hundreds and thousands of individual prospective customers simultaneously. Examples of ON24 Engagement and Conversion Tools include the ability to book a sales meeting, request a product demo, ask question and answers in real-time, and engage with supplemental resources such as downloadable white papers or external webpages.
•ON24 Media Manager: Our customers use ON24 Media Manager to host, manage and organize all marketing content, including interactive webinar experiences, videos and whitepapers, in a single location.

Table of Contents.
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

Engagement Level
Engagement Minutes
Prospective Customer Info
Paula Price
Stage Reached: Evaluation Stage
Vice President of Network Security, Metropolis
ON24
Lifetime Activities
↑HIGH
Engagement Level
3 hrs 14 mins
Total Engagement Time
198
Total Touches
Engagement Activity
13 | 104 Resources
Webinars Attended
47
Videos Watched
3
Documents Read
2
Meeting Conversions
1
Free Trial Conversion
Buying Signals
Recommended Content
The Future of Cyber Security in Hybrid Cloud Learning
Using Big Data to Power Your Network
Use our products like a PRO - guide to basic features
Introduction to CloudTek 4.0: December 2020 Release
New Product Demo in January 2019
Tutorial for advanced analytics users
Send Email to Paula Price
Business Interest
Cyber Security
Storage
Cloud Migration
Digital Banking
IoT
Big Data
Last Updated: 6/25/2020 10:52:09 AM
Business Interests
Content Journey
Content Journey
Recent Activities
Engagement Score
Aug 2015
Feb 2016
Aug 2016
Feb 2017
Aug 2017
Feb 2018
Aug 2018
Feb 2019

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
Our platform has the following AI/ML-powered capabilities:
•Content recommendations;
•Predictive engagement levels for our customers’ prospective customers;
•Automated transcription of audio and video into text, making it searchable and accessible;
•Automated translation of transcripts into multiple languages for global audience reach;
•Q&A bot, to answer routine support questions in ON24 Elite Studio; and,

Table of Contents.
•Platform audience and presenter load predictions, to help deploy operational resources and provide oversight.
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
Marketing Automation, CRM and BI Platform Integrations
Through our ecosystem of third-party integrations, our customers can seamlessly integrate their first-person engagement data with other business systems, predominantly marketing automation, CRM and BI platforms, including integrations with Adobe Marketo Engage, Oracle Marketing Cloud (Eloqua), Salesforce Marketing Cloud (Pardot), Veeva and HubSpot.
Our Technology and Infrastructure
Our platform and products have been developed to enable enterprise-grade scalability, performance, and reliability, designed to address all the complexities that come with live, interactive engagement with large audiences of prospective customers. Our platform has two main parts: a web application stack, and a streaming infrastructure stack, running on two co-located data centers in the United States and one in the European Union (EU).
Our web application stack processes requests from web browsers and APIs. Our streaming infrastructure stack processes live signal acquisition from our customers, encodes it, and delivers it to audiences via a redundant set of content delivery networks. The streaming infrastructure stack is designed to accept inputs from our customers on a wide variety of devices, combine them into an online virtual bridge, and to incorporate controls into the ON24 Elite Studio experience for presenters. The bridged signal is then encoded and distributed to diverse global audiences, who can access it as part of an online experience on desktop and mobile devices. This presentation contains video along with other interactive components, all synchronized and controlled by our customers. We continue to transition more of our capabilities to a hybrid cloud infrastructure, which we believe will enhance our platform’s flexibility and scalability.
We built our platform and products to address the robust performance demanded by large, multinational enterprises in the following ways:
•Performance and scalability: Our Cloud and Network Operations team runs this application in three data centers. This configuration has proven both scalable and cost effective. Our application architecture allows us to independently scale the systems that handle heavier loads, with a lightweight load-balancers routing traffic to additional machines as needed. With leading enterprise components, we expect our architecture to scale readily without any significant change as our business expands.
•Privacy and compliance: Our platform includes features and options designed to support compliance with the EU General Data Protection Regulation, or GDPR, the California Consumer Privacy Act, or CCPA, and other privacy laws, and provides options and features to enable customers to make privacy and compliance choices that align to their needs and relevant legal requirements. For example, our platform enables customers to implement tailored notice and consent language, customize registration forms and obtain consent for marketing and other processing activities. In addition, our flexible APIs allow businesses to build solutions to automate compliance with certain data subject requests.
•Security: We conduct regular penetration tests, web vulnerability scans, and code reviews to enhance the security of our platform.
Our Customers
Our customer base consists of a diverse set of businesses from fast-growing start-ups to established Fortune 100 enterprises that span a growing number of industries where B2B sales and marketing is mission critical. As of December 31, 2021, approximately 20% of the Fortune 1000 are ON24 customers. The primary industries we serve include technology, financial services, healthcare, industrial and manufacturing, professional services and B2B information services, among others. All of these industries are undergoing a digital transformation, and, as a result, we see opportunities for growth in product adoption, attachments and revenue across all verticals fueling both our customer acquisition and land and expand strategies.
Our current customer base spans numerous industry categories, including technology, banks, healthcare and manufacturing. No single customer contributed more than 10% of our total revenue for the year ended December 31, 2021, 2020 and 2019.

Table of Contents.
Sales and Marketing
We primarily sell our products through direct sales, which comprises field and inside sales personnel. Our sales organization is comprised of market-centric teams focusing on Enterprise and Commercial customers segmented by employee headcounts. Our field sales organization is specialized to execute our land and expand strategy and primarily focuses on Enterprise and Commercial customers while our inside sales team specializes in driving further adoption of ON24 products to our existing customers as well as sourcing new customers.
Our-go-to-market strategy consists of four key components, including acquiring and expanding wallet share within large accounts, growing rapidly in the Commercial market, driving increased product attachments through continued customer innovation, and expanding into new geographies to drive continued international growth. We are also building the ON24 Partner Network, an ecosystem of solution and technology partners, to further accelerate growth.
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
Customer Success
We believe that our highly responsive and effective support and education are an extension of our brand and are core to building and maintaining user trust. Our global customer success team is closely embedded with our customers and supports their day-to-day usage of our platform, including advising on best practices and providing technical support, services, and training. Our platform support team offers technical support, chat support and live webinar experience emergency support that is available to our customers 24/7. Our portfolio of services provide consulting, support for platform, and product and event adoption as well as support for experience management, monitoring and production. Our training team oversees onboarding, training, certification and a knowledge center.
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
Competition
Our industry is highly competitive and fragmented. We compete for customers with a number of different types of companies that offer a variety of products and services, including meeting tools, webinar software, virtual event software, video portal software, content management software, physical events, physical event software and digital marketing tools. Our competitors vary in size and in the breadth and scope of the products and services they offer. Many of our current and potential competitors have larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. Our solutions face competition. For example, a number of web-based meeting, webinar, and virtual event software products are offered by companies such as Zoom, LogMeIn, Intrado, Microsoft, Cisco, Cvent and Hopin. Many of these products have significantly lower prices. Although many of these companies do not currently offer products with real-time engagement features that gather the types and extent of actionable data that we gather, many of these companies have significantly greater resources and may be able to introduce similar products in the future. Additionally, we operate in a market characterized by an increasing number of new and competitive entrants. As we introduce new solutions, and with the introduction of new technologies, products and market entrants, we expect competition to intensify in the future.

Table of Contents.
We believe the principal competitive factors in our markets are:
•functionality in providing rich, interactive digital experiences;
•ability to gather near real-time data insights for marketers;
•breadth of functionality within a single platform;
•ease of use and reliability;
•cloud-based architecture;
•scalability;
•security, privacy and compliance;
•integration into leading marketing automation, CRM and BI platforms; and
•global, always available customer service and support.
We believe we compete favorably with respect to each of these factors.
Intellectual Property
We primarily rely, and expect to continue to rely, on a combination of patent, trade secret and domain name protection, trademark and copyright laws, as well as confidentiality and license agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of December 31, 2021, we had 16 issued patents and 31 pending patent applications, the earliest of which expires in 2027. We pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. Our trademarks and service marks include our name and logo, as well as various marketing slogans. We maintain a policy requiring our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information.
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

Table of Contents.
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
Employees and Human Capital
As of December 31, 2021, we had 717 full-time employees. Of these employees, 552 are based in the United States and 165 are based in international locations. The members of our management team and our board of directors come from diverse backgrounds, and we seek to attract and recruit diverse, talented, experienced and motivated employees. In order to continue to develop and improve our platform, we must continue to invest in attracting, developing and retaining key talent. We monitor our progress with human capital metrics such as turnover, time to fill open roles and rate of internally developed talent. Our brand, market position, reputation for innovation and culture support our ability to recruit and retain talented employees across our departments.
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

Table of Contents.
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
•the impact of the COVID-19 pandemic and future variants of the virus on our customer growth rate, which may decline in future periods compared to 2021 as the impact of COVID-19 lessens, particularly as more people get vaccinated and our customers and their users consider engaging in in-person marketing activities;
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

Table of Contents.
Risks Related to Our Business and Our Industry
We may not be able to sustain our recent revenue growth rate in the future.
We experienced revenue growth rates of 30%, 76% and 8% for 2021, 2020 and 2019, respectively. In 2021, our revenue growth rate declined compared to 2020, and we may face similar declines in future periods. Our recent revenue growth, particularly in 2020, has been significantly impacted by an increasing demand for our platform and products following the onset of the COVID-19 pandemic and resulting precautionary measures. As the ongoing impact of COVID-19 has lessened, our revenue growth rate has declined. If our revenue growth rate does not improve, our business, financial condition and results of operations could be harmed. Furthermore, if new customers do not subscribe for our platform or our recent customers do not elect to continue their subscription, our business, financial condition and results of operations would be harmed.
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
Our quarterly results of operations and financial condition may vary significantly in the future, and period-to-period comparisons may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and financial condition may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. For example, our revenue growth rate declined in 2021 compared to 2020 and we may face similar declines in future periods as the impact of COVID-19 lessens, particularly as more people get vaccinated and our customers and their users resume more in-person marketing activities. Further, because we generally invoice our customers at the beginning of the contractual terms of their subscriptions to our solutions, our financial condition reflects deferred revenue that we recognize ratably as revenue over the contractual term. If fewer new enrollments or renewals occur as the impact of COVID-19 lessens, our cash and deferred revenue as of future dates may decrease. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include:
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

Table of Contents.
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
We compete for customers with a number of different types of companies that offer a variety of products and services, including meeting tools, webinar software, virtual event software, video portal software, content management software, physical events, physical event software, marketing automation software, and digital marketing tools. Our competitors vary in size and in the breadth and scope of the products and services they offer. Many of our current and potential competitors have larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. Our solutions face competition from a number of web-based meeting, webinar, physical event and marketing software products offered by companies such as Zoom, LogMeIn, Intrado, Microsoft, Cisco, Cvent and Hopin. Many of these products have significantly lower prices. Although many of these companies do not currently offer products with real-time engagement features that gather the types and extent of actionable data that we gather, many of these companies have significantly greater resources and may be able to introduce similar products in the future. Additionally, we operate in a market characterized by an increasing number of new and competitive entrants. Furthermore, this market has seen rapid expansion as a result of the COVID-19 pandemic, and this market expansion may attract additional entrants. As we introduce new solutions and services, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future.
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

Table of Contents.
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
We had a net loss of $24.3 million in 2021, net income of $20.8 million in 2020 and a net loss of $17.5 million in 2019, and we may incur net losses in the future. We intend to continue to expend significant funds to expand our direct sales force and marketing efforts to attract new customers and increase usage of our platform and products by our existing customers, to develop and enhance our platform and for general corporate purposes. To the extent we are successful in increasing our customer base, we may also incur increased losses because most of the costs associated with acquiring customers (other than sales commissions) are incurred up front, while the related subscription revenue is generally recognized ratably over the applicable subscription term. In addition, we may incur increased losses because most of the costs associated with acquiring customers, including sales commissions, require us to make cash outlays at the time we acquire a customer, and, similarly, the timing of our recognition of subscription revenue and sales commissions may not correspond with our cash position. Our subscriptions typically have terms of one year that automatically renew for successive one-year terms unless terminated. We also have certain customers with subscription terms for up to three years. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses and any increase in our cost of sales, including as a result of a shift to a hybrid cloud. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of subscriptions to our platform, and the entry or the success of competitive products and services. As a result, we may not achieve or maintain profitability in future periods.
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
The global spread of the COVID-19 pandemic, including the spread of new variants, and related containment efforts have materially affected how we and our customers operate our respective businesses. Although in some ways the COVID-19 pandemic may have accelerated our growth, the longer-term effects on our business and the overall economy remain highly uncertain. For example, a significant number of our personnel have worked from home for approximately two years. As COVID-19 related restrictions eased and vaccination rates increased, we began the process in the second half of 2021 of transitioning those fully vaccinated personnel who are comfortable working in an office setting back to our offices, but a significant number of our personnel continue to work from home. As we continue to contemplate in-person work arrangements, we may offer a significant percentage of our employees flexibility in the amount of time they work in an office on a regular basis. While we have learned during the COVID-19 pandemic that we can work effectively remotely, the partial return to in-office work and the potential transition to permanent remote working arrangements for some employees may present operational and workplace culture challenges and risks, including reduced productivity, lower employee retention, and increased compliance and tax obligations in a number of jurisdictions. In addition, our management team has spent, and continues to spend, significant time, attention and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce. Our ongoing efforts to re-open our offices safely may also expose our employees, customers and other third parties to health risks and us to associated liability, and they will involve additional financial burdens. Similarly, many of our customers, vendors and other third parties with which we conduct business are also working from home or transitioning to in-person work arrangements, working at reduced staffing levels and dealing with other challenges, such as supply chain disruptions and revised budgets, that are forcing them to conduct business in different ways.

Table of Contents.
The extent to which these parties suffer inefficiencies or other risks from these different arrangements, and the extent to which these risks may impact us, is impossible to predict.
The recent spread of the Delta and Omicron variants of COVID-19, which appear to be more transmissible than other variants to date, may extend the impact of COVID-19 on our business. The impact of these variants cannot be predicted at this time and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against emerging variants, and any new measures that may be introduced by governments or other parties in response to an increase in COVID-19 cases. Given the dynamic nature of the circumstances, it is difficult to predict the long-term economic impact of the ongoing COVID-19 pandemic on our business. These uncertainties make it challenging to manage our growth, maintain business relationships, price our subscription and otherwise operate and plan for our business. For example, with a broad section of the population still working from home full-time or part-time and many educational institutions teaching remotely, increased demand for internet access could cause general access issues, affect our and our customers’ business interactions or cause issues with access to data centers. Moreover, the economic impacts of COVID-19 have affected and may continue to affect customer and prospective customer spending on technology such as ours, particularly for businesses involving in-person interactions, such as hospitality, manufacturing and professional services businesses. These customers may experience reduced revenue and revised budgets, which may adversely affect our customers’ ability or willingness to purchase subscriptions to our platform, the timing of subscriptions, customer retention, and the value or duration of subscriptions, all of which could adversely affect our operating results. It is also possible that, if the effects of the COVID-19 pandemic subside, particularly as more people get vaccinated, our customers and their users will choose to do more in-person marketing activities in a way that could decrease usage of our platform. The extent of the impact of COVID-19 on our business and financial performance may be influenced by a number of factors, many of which we cannot control, including the duration and spread of the COVID-19 pandemic, future spikes of COVID-19 infections and future variants resulting in additional preventative measures, the severity of the economic decline attributable to the COVID-19 pandemic, the timing and nature of a potential economic recovery, the impact on our customers and our sales cycles, and our ability to generate new business leads.
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
We have outsourced aspects of our infrastructure to third-party providers, and we currently use these providers to host and stream content and support our platform. For example, our content delivery networks and some of our integration services are provided by third parties, and we plan to continue our transition to a hybrid cloud infrastructure in the future. Accordingly, we are vulnerable to service interruptions experienced by these providers, and we expect to experience interruptions, delays, or outages in service availability in the future due to a variety of factors, including infrastructure changes, human, hardware or software errors, hosting disruptions, and capacity constraints. We expect that our continued transition to a hybrid cloud infrastructure will continue to require significant investment and have a continuing effect on our cost of revenue and may not be effective in improving our capacity or redundancy. Outages and capacity constraints could also arise from a number of causes such as technical failures, natural disasters, fraud, or security attacks. The level of service provided by these providers, or regular or prolonged interruptions in that service, could also affect the use of, and our customers’ satisfaction with, our solutions and could harm our business and reputation. In addition, third-party costs will increase as subscriptions and customer use of our platform grows, which could harm our business if we are unable to grow our revenue faster than the cost of using these services or the services of similar providers.
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

Table of Contents.
Interruptions, delays or outages in service from the data centers we use for our technology or infrastructure could impair the delivery and the functionality of our solutions, which may harm our business.
Our growth, brand, reputation and ability to attract and retain customers depend in part on the ability of our customers to access our platform at any time and within an acceptable amount of time. We currently use U.S. data centers in Colorado and California. While each of our U.S. data centers provide fully redundant processing, we estimate that failover may require as long as 120 minutes to complete, during which time our platform may not be fully available to customers in the event of catastrophic failure at one of those data centers. In addition, our data center redundancy does not ensure that all platform disruptions can be restored within 120 minutes in the absence of a catastrophic failure at one of these data centers. For example, it is possible that ON24 platform services could be impacted by a cybersecurity incident that cannot be fully resolved by failover to another data center.
To facilitate additional growth in Europe, we opened a data center in the EU in 2021. We have limited experience operating a data center in the EU. Our efforts to further diversify our data centers, including internationally, may not be successful. We intend to add failover redundancy for our EU data center, but we currently do not have it, and it may take longer than we expect to add it. While the data in our EU data center is fully backed up in a different location, restoring from backup may take a meaningful period of time.
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
In addition, our platform is proprietary, and we depend on the expertise and efforts of members of our operations and software development teams for its continued performance. Our ability to retain, attract, hire and train staff in these groups may prove to be a challenge for a variety of factors and could have an adverse impact on the platform. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, zero-day vulnerabilities, capacity constraints due to an overwhelming number of users accessing our platform concurrently and denial-of-service attacks, ransomware attacks and other cybersecurity incidents by malicious actors. In some instances, we may not be able to rectify these performance issues within an acceptable period of time.
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
Our operations rely on information technology systems for the use, storage and transmission of sensitive and confidential information with respect to our customers, our customers’ users, third-party technology platforms and our employees. In addition, our solutions gather more information from our customers and their users than many competing products, which may make us an attractive target for a malicious cybersecurity attack, intrusion or disruption, or other breach of our systems. Any such event could lead to unauthorized access to, use of, disclosure of or the loss of sensitive and confidential information, disruption of our platform, and resulting regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, any of which could damage our reputation, impair sales and harm our business. For example, in June 2021 we were subject to a security incident involving ransomware, which impacted certain internal systems and a limited number of customer events. Some data maintained in our internal systems was also impacted. Promptly upon detecting the incident, we launched an investigation, engaged with law enforcement, and took steps to contain the incident and restore impacted event types. To date, such security incident has not resulted in any material impact to our operations, ability to provide our services, results of operations or financial position, but the full effects of the security incident may not be known and may still have a material impact on us. While we believe we have responded appropriately to date, including with respect to the steps we have taken to contain the security incident and our implementation of remedial measures with the goal of preventing security incidents in the future, these remedial measures may not be successful in preventing future security incidents, which may result in adverse impacts to our operations, ability to provide our services, results of operations or financial position. Additionally, as our market presence grows, we may face increased risks of cyber-related attacks or security threats in the future.

Table of Contents.
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
Many jurisdictions have enacted laws requiring companies to provide notice of data security incidents involving certain types of personal data. Under some of these laws, such as the EU General Data Protection Regulation (“GDPR”), data breach is defined very broadly to include any accidental or unlawful destruction, loss, alteration, unauthorized disclosure of, or access to any personal data, regardless of the sensitivity of such data. In addition, certain platform information may be made available via unique links to publicly accessible webpages, which could be accessed by unauthorized individuals. While the information accessible via these pages is limited, it is possible that a regulator, customer or third party could view this negatively, in particular in light of the broad definition of personal data and data breach under certain laws. In addition, we have contractual obligations to notify our customers of any data breaches involving their personal data processed by us.
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

Table of Contents.
Our sales cycle with enterprise customers can be long and unpredictable.
A substantial portion of our business is with large enterprise customers. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. As of December 31, 2021, we had 366 customers contributing at least $100,000 in ARR, or $100k Customers, which are generally large organizations, representing 67% of our ARR. The timing of our sales with our enterprise customers and related revenue recognition is difficult to predict because of the length and uncertainty of the sales cycle for these customers. We are often required to spend significant time and resources to educate and familiarize these potential customers with the value proposition of paying for our platform. The length of our sales cycle for these customers, from initial evaluation to payment for our platform, is often around three to six months or more and can vary substantially from customer to customer. As a result, it is difficult to predict whether and when a sale will be completed. An inability to increase our enterprise customer base could harm our business.
We are continuing to expand our operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.
In the year ended December 31, 2021, we generated 26% of our revenue from customers outside of the United States. We expect to continue to expand our international operations. For example, in 2020, we established a subsidiary in Japan to support our operations in the Asia-Pacific region. Our efforts to expand our current international operations, including entering new markets or countries, may not be effective. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to special risks, including risks associated with:
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

Table of Contents.
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

Table of Contents.
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
Our products have broad interoperability with a range of diverse devices, operating systems and supported third-party applications. Our platform is accessible from the web and from devices running Windows, Mac OS, iOS and Android. We depend on the accessibility of our platform across these and other third-party operating systems and applications that we do not control. For example, given the broad adoption of Salesforce’s products, it is important that we are able to integrate with its software. Several potential competitors have inherent advantages by being able to develop products and services internally that more tightly integrate with their own software platforms or those of their business partners.
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

Table of Contents.
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
As a result of the COVID-19 pandemic, a significant number of our personnel have been working from home for approximately two years. As COVID-19 related restrictions have eased, we have reopened our offices for employees who are fully vaccinated and want to work in that office, but the working arrangements differ from the arrangements before the COVID-19 pandemic; we expect that some of our employees may continue to work from home full-time or part-time. The full or partial return to in-office work and the potential transition to permanent remote working arrangements for some employees may result in increased costs, decreased efficiency, deterioration of corporate culture and other unforeseen challenges. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.
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
We have experienced significant growth recently, particularly in 2020. The growth and expansion of our business places a continuous, significant strain on our management, operational and financial resources. Our information technology systems and our internal controls and procedures may not adequately keep pace with our growth. In addition, as we continue to grow, we face challenges of integrating, developing, motivating and retaining a rapidly growing employee base in various countries around the world. Certain members of our management do not have experience managing a public company, which may affect how they manage our growth. Managing our growth will also require significant expenditures and allocation of valuable management resources.
In addition, our significant growth since 2020 may make it difficult to evaluate our future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business would be harmed.

Table of Contents.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our fiscal year ended December 31, 2021 and each subsequent year. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an "accelerated filer" or a "large accelerated filer," each as defined in the Exchange Act, or the date we are no longer an "emerging growth company," as defined in the JOBS Act. We are required to disclose, to the extent material, changes made in our internal control over financial reporting on a quarterly basis. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the trading price of our common stock.
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

Table of Contents.
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

Table of Contents.
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

Table of Contents.
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
The United States currently imposes comprehensive sanctions on Cuba, Iran, North Korea, Syria, and the Crimea, Donetsk People’s Republic (DNR) and Luhansk People’s Republic (LPR) regions of Ukraine. In addition, numerous other countries throughout the world are subject to partial or limited sanctions and restrictions imposed by the U.S. government. Sanctions also apply to persons that appear on, or are majority owned by a person that appears on, OFAC’s List of Specially Designated Nationals and Blocked Persons, or the SDN List. The Department of Commerce and the Department of State also maintain their own sanctions and export control lists. The above list of countries that are the subject of U.S. sanctions and export controls can change at any time. In addition, the SDN List as well as other sanctions lists contain thousands of names and are updated on a regular basis. All of those changes can impact our business. The U.S. government generally applies a strict liability standard when it comes to compliance with sanctions, embargoes, and export controls. This means that we can face liability even if we did not intentionally violate those rules.
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

Table of Contents.
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

Table of Contents.
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
We primarily rely and expect to continue to rely on a combination of patents, trade secrets, domain name protections, trademarks and copyrights, as well as confidentiality, license and subscription agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of December 31, 2021, we had 16 issued patents and 31 pending patent applications. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, the resulting patents may not effectively protect every significant feature of our solutions. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality and invention assignment agreements with our employees, consultants and third parties. These agreements may not effectively protect our proprietary rights. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or may develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any countries in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our platform, brand and other intangible assets may be diminished, and competitors may be able to more effectively replicate our platform and its features. Any of these events would harm our business.

Table of Contents.
Our reported results of operations may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, we adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or Topic 606, utilizing the full retrospective method of adoption and ASC Topic 340, Other Assets and Deferred Costs, or Topic 340. The adoption of Topic 606 and Topic 340 changed the timing and manner in which we report our revenue and expenses, especially with respect to our sales commissions. It is also difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could harm our business.
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

Table of Contents.
We may incur indebtedness, which could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy our debt service obligations.
As of December 31, 2021 and December 31, 2020, we had zero and $22.4 million, respectively, of outstanding indebtedness under a loan and security agreement with Comerica Bank, or the Revolving Credit Facility. In the first quarter of 2021, we repaid in full the $22.4 million outstanding principal balance on our Revolving Credit Facility. We may incur indebtedness in the future, which may require us to secure such obligations with substantially all of our assets; to comply with various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments and engage in transactions with our affiliates; and to meet certain financial covenants. Any substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could restrict our business operations or have other adverse consequences, including the following:
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
We sell to customers globally and have international operations primarily in the United Kingdom, Australia, Singapore and Japan. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For 2021, 13% of our revenue and 16% of our expenses, were denominated in currencies other than U.S. dollars. For 2020, 11% of our revenue and 20% of our expenses were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2021, we had $116.8 million of U.S. federal and $75.4 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2022 for both federal and state tax purposes. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. States may or may not adopt similar changes. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards and tax credits is materially limited, it would harm our business by effectively increasing our future tax obligations.

Table of Contents.
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
•the COVID-19 pandemic, including recent and any future variants of the virus;
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of technology stocks;

Table of Contents.
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales or purchases of shares of our common stock, or anticipation of such sales;
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

Table of Contents.
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
Although we believe these provisions benefit us by providing increased consistency in the application of applicable law in the types of lawsuits to which they apply, the provisions may have the effect of discouraging lawsuits against our directors and officers, which may limit a stockholder’s ability to bring a claim in a judicial forum it finds favorable for disputes with us or our directors, officers or employees or cause stockholders to incur additional costs to bring claims in the forums designated in our Certificate of Incorporation. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a jurisdiction other than those designated in the exclusive forum provision, and the provision may not be enforced by a court in that jurisdiction. In addition, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. It is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Certificate of Incorporation to be inapplicable or unenforceable in such action. If so, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Table of Contents.
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

Table of Contents.
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
Item 1B. Unresolved Staff Comments.
Note applicable.
Item 2. Properties.
Our corporate headquarters are located in San Francisco, California, where we currently lease 31,182 square feet of office space pursuant to leases expiring in April 2022 and October 2025, respectively. We also lease facilities in Charlotte, London, Singapore and Sydney pursuant to leases expiring in July 2023, July 2025 and April 2022, respectively. We believe our facilities are suitable to meet our current needs.
Item 3. Legal Proceedings.
We, our Chief Executive Officer, our Chief Financial Officer, the members of our board of directors, and the underwriters that participated in our IPO are named as defendants in two putative class actions, captioned Douvia v. ON24, Inc., et al., 3:21-cv-08578 (filed November 3, 2021) and Goemer v. ON24, Inc., et al., 3:21-cv-08744 (filed November 10, 2021), that are currently pending in the United States District Court for the Northern District of California. The complaints purport to assert claims under Sections 11, 12(a), and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, our common stock issued in connection with our IPO. The complaints allege that our registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. Plaintiffs seek, among other things, an award of damages and attorneys’ fees and costs. On February 3, 2022, the Court issued an order consolidating the cases and appointing a lead plaintiff. We believe that the allegations in the lawsuits are without merit.
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
Item 4. Mine Safety Disclosures.
Not applicable.

Table of Contents.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Price of Common Stock
Our common stock trades on the New York Stock Exchange under the symbol “ONTF” since February 3, 2021. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of March 4, 2022, we had 127 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock since February 3, 2021, the date our common stock first began trading on the New York Stock Exchange, to two indices: the NASDAQ Computer Index and the Russell 2000 Index. The graph assumes $100 was invested on February 3, 2021 in our common stock and each index and all dividends were reinvested. The historic stock price performance is not necessarily indicative of future stock price performance.
This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

Comparison of Cumulative Total Return Since IPO
Assumes Initial Investment of $100
ON24
Russell 2000
Nasdaq Computer Index
$140
$120
$100
$80
$60
$40
$20
$0
2/3/2021
3/31/2021
6/30/2021
9/30/2021
12/31/2021

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

Table of Contents.
Recent Sales of Unregistered Securities
From January 1, 2021 through February 4, 2021 (the date of the filing of our registration statement on Form S-8), we granted to our employees options to purchase 386,723 shares of our common stock under our 2014 Stock Option Plan (the “2014 Plan”) at a weighted average exercise price of $50.00 per share.
From January 1, 2021 through February 4, 2021 (the date of the filing of our registration statement on Form S-8), we issued and sold to our employees of 248,212 shares of our common stock upon the exercise of options issued under our 2014 Plan and 2020 Stock Option Plan at a weighted-average exercise price of $2.21 per share.
The issuances and sales of these stock options were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On December 1, 2021, our board of directors authorized a $50.0 million share repurchase program. The timing and number of shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The share repurchase program may be modified, suspended or discontinued at any time. The share repurchase program has an 18-month term.

Period	Total number of shares purchased	Average price paid per shares(1)	Total number of shares purchased as part of publicly announced plans or program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
December 1, 2021 to December 31, 2021	428,218	$16.88	428,218	$42.8

(1)Includes commission of $0.02 per share paid to broker.
Use of Proceeds from our Initial Public Offering of Common Stock
On February 5, 2021, we sold 7,599,928 shares of our common stock in connection with our IPO, including 1,284,139 shares sold pursuant to the underwriters’ full exercise of their right to purchase additional shares, at a public offering price of $50.00 per share for an aggregate offering price of $378.0 million. The selling stockholders sold 2,245,141 shares of our common stock at a public offering price of $50.00 per share for an aggregate offering price of $112.3 million. The offer and sale of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-251967), which was declared effective by the SEC on February 2, 2021.We received net proceeds from the IPO of approximately $347.8 million, after deducting the underwriting discount of $26.6 million and other estimated offering expenses of $5.6 million. Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and KeyBanc Capital Markets Inc., acted as lead book-running managers for the offering. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates, except that we paid $9.8 million of the underwriting discount to Goldman Sachs & Co. LLC, of which an employee serves on our board of directors and which owns 10% or more of our common stock.
There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on February 4, 2021.
Item 6. Reserved
Not applicable.

Table of Contents.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
This section generally discusses 2021 and 2020 items and year-to-year comparisons. Similar discussion for 2019 items and year-to-year comparisons may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021.
Overview
We provide a leading, cloud-based platform for digital engagement that delivers insights for revenue growth through interactive webinar experiences, virtual event experiences and multimedia content experiences. Our platform’s portfolio of interactive, personalized and content-rich digital experience products creates and captures actionable, real-time data at scale from millions of professionals every month to provide businesses with buying signals and behavioral insights to efficiently convert prospects into customers.
Similar to what has taken place in the B2C market, our platform for digital engagement empowers B2B companies with insights to better personalize their engagement. Large social media platforms have been successful at leveraging experiences and insights of consumers on their platforms to enable B2C companies to effectively understand their potential consumers. While these have been effective in the B2C market, B2B companies often lack deep insights about prospective customers to effectively understand and engage them.
Businesses today primarily use automated solutions, such as digital advertising and email, for marketing. While these automated solutions reach large numbers of prospective customers, they have generally failed to deepen customer engagement because they were designed with the simple purpose of pushing marketing messages in one direction—from the business to the prospective customer. For businesses to succeed, we believe their sales and marketing strategies must evolve from the era of automation to the era of engagement. Our platform provides an innovative way both to scale digital marketing and deepen prospective customer engagement. We believe our opportunity to help businesses convert digital engagement into revenue will continue to grow as industries modernize their sales and marketing processes.
We sell subscriptions to our platform’s experience products that are backed by analytics and our ecosystem of third-party integrations. Before 2013, we offered services and licensed software for managing webinars and virtual events primarily on a per event basis. In 2013, we transitioned to be a software-as-a-service company with the release of ON24 Elite and ON24 Virtual Conference as cloud-based subscription products. Substantially all of our customers subscribe to ON24 Elite, which enables customers to seamlessly broadcast video-based content and drive real-time interactivity in a single immersive experience. Our customers can host multiple tracks of their webinar experiences as a large-scale virtual event experience using ON24 Virtual Conference.
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
In 2021, we launched ON24 Breakouts, which expanded the functionality and interactivity of webinars built with ON24 Elite. For example, breakouts enable attendees and presenters to network with each other face-to-face, sales teams to connect immediately with prospects and subject matter experts to offer two-way communication to support customer education and training.

We recently launched ON24 Go Live, which provides a new self-service virtual event solution for companies to stand up live-streaming video events faster and easier. Organizations can build a complete end-to-end external or internal event ranging from roadshows, customer conferences, virtual pop-ups, town halls, and company meetings, using pre-built templates and an easy-to-use and engaging interface.
We deliver our platform products as cloud-based subscriptions that are easy to use and purpose-built for sales and marketing professionals. As of December 31, 2021, we had over 2,100 customers.
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

Table of Contents.
Our revenue was $203.6 million, $156.9 million and $89.1 million for 2021, 2020 and 2019, respectively, representing a period-over-period increase of 30% and 76% for 2021 and 2020, respectively. Our revenue, excluding our Legacy offering, was $203.5 million, $154.8 million and $80.7 million for 2021, 2020 and 2019, representing, a period-over-period increase of 31% and 92%, respectively. We had a net loss of $24.3 million for 2021, net income of $20.8 million for 2020, and net loss of $17.5 million for 2019.
COVID-19 Update
The recent spread of the Delta and Omicron variants of COVID-19, which appear to be more transmissible than other variants to date, may extend the impact of COVID-19 on our business. The impact of these variants cannot be predicted at this time and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against emerging variants, and any new measures that may be introduced by governments or other parties in response to an increase in COVID-19 cases.
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
During the COVID-19 pandemic, digital has become the primary way for people to connect, work, learn and be entertained, and for businesses to engage with customers. The imperative to optimize digital sales and marketing investments to drive revenue conversion has become more important as businesses accelerate digital transformation initiatives in response to the COVID-19 pandemic, resulting in increased usage of our subscription and other platforms. Our revenue increased by 30% in 2021 compared to 2020, in part due to the impact of COVID-19.
There is no assurance that we will continue to experience such accelerated growth. For example, our revenue growth rate declined in 2021 compared to 2020 and we may face similar declines in future periods as the impact of COVID-19 lessens. If the effects of the COVID-19 pandemic subside, particularly as more people get vaccinated, our customers and their users may resume in-person marketing activities in a way that decreases usage of our platform. The extent of the impact of COVID-19 on our business and financial performance may be influenced by a number of factors, many of which we cannot control, including the emergence of recent and any future variants of the virus, future spikes of COVID-19 infections resulting in additional preventative and mitigative measures, the severity of the economic decline attributable to or influenced by the COVID-19 pandemic, the timing and nature of a potential economic recovery, the impact on our customers and our sales cycles, and our ability to generate new business leads. For additional details, see the section titled “Risk Factors.”
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
Despite our strong growth to date, we believe our market is still relatively underpenetrated and, as a result, we see significant opportunity to market our solutions globally. We intend to pursue new customers through specialized and aligned sales teams focused on Enterprise customers and Commercial customers.
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

Table of Contents.
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
International Expansion
We believe the expansion of real-time, revenue-generating marketing intelligence in international markets is a significant opportunity. For 2021, 2020 and 2019, approximately 26%, 24% and 21%, respectively, of our revenue came from outside the United States. We believe there is a compelling opportunity to expand our solutions internationally, both in countries where we currently operate and countries where we do not yet sell subscriptions to our solutions. Continuing to expand our international operations will require considerable management attention and other resources and may present challenges associated with complying with local expectations, customs, laws and regulations, which may impact our ability to sell subscriptions to our solutions and otherwise cause our results to vary from period to period.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections and make strategic decisions. Our methods for calculating these metrics may differ from similarly titled metrics at other companies, which may hinder comparability with other companies. The following table sets forth as of the dates indicated our number of customers, our annual recurring revenue (ARR), our dollar-based net retention rate (NRR) and our customers contributing at least $100,000 in ARR ($100k Customers) as of the periods presented (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Customers	2,122	1,994	1,401
ARR	$171,384	$153,362	$76,852
NRR	97%	149%	108%
$100k Customers	366	302	144
Number of Customers
Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. We serve customers of all sizes, ranging from small businesses to global Fortune 100 organizations across a diverse set of industries, including technology, financial services, healthcare, industrial and manufacturing, professional services and B2B information services companies. Our diverse customer base has grown from 760 customers as of December 31, 2015 to over 2,100 customers as of December 31, 2021. We added 128 net customers in 2021 compared to 2020 with our small and midsize customers representing the largest contributor to the increase. Our platform is designed with a long-term view toward our customer relationships and to grow with customers as their needs expand.

Table of Contents.
Annual Recurring Revenue
We believe that ARR is a key metric to measure our business because it is driven by our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. ARR is calculated as the sum of the annualized value of our subscription contracts as of the measurement date, including existing customers with expired contracts that we expect to be renewed. Our ARR amounts exclude professional services, overages from subscription customers and Legacy revenue. Our ARR as of December 31, 2021, 2020 and 2019 was $171.4 million, $153.4 million and $76.9 million, respectively. Our continued growth of ARR reflects our success in acquiring new customers and expanding subscriptions with existing customers, which was occurring prior to the COVID-19 pandemic, accelerated in 2020 partly in response to the COVID-19 pandemic, and has continued to grow in 2021, though at a slower pace.
Dollar-Based Net Retention Rate
We believe NRR is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and organically grow revenue from our customers. Our NRR as of a specified period end is calculated by dividing current period ARR by prior period ARR. Prior period ARR is the ARR for all engagement platform customers as of twelve months prior to such period end. Current period ARR is the ARR for the same customers as of the specified period end. Our NRR includes the effect of any customer renewals, expansion, contraction and churn but excludes ARR from customers that were acquired in the twelve months prior to the specified period end. Our NRR is subject to adjustment for mergers, acquisitions, dispositions and similar transactions involving our customers. Our NRR was 97%,149%, and 108% as of December 31, 2021, 2020, and 2019, respectively. The decrease in NRR from 2021 to 2020 was primarily driven by elevated churn within the first-time renewal cohort and existing customers rationalizing their expansions from 2020 to 2021 to align to their post-pandemic needs.
Customers Contributing $100,000 or More to ARR
We believe that our ability to increase our $100k Customers is a key indicator for important components of the growth of our business, including our success in expanding the use of our platform within large organizations. As of December 31, 2021, 2020 and 2019, we had 366, 302 and 144 $100k Customers, respectively, demonstrating our continued penetration of larger organizations.
Components of Results of Operations
Revenue
Subscription and Other Platform Revenue
Subscription and other platform revenue primarily consists of subscription fees from customer agreements to access our platform for digital engagement. Our customers do not have the ability to take possession of our software. We recognize subscription revenue on a straight-line basis over the term of the contract beginning on the date access to our platform is granted. Subscription and other platform revenue also includes usage fees from customers who acquire incremental capacity during their contract term. We recognize usage fees on a straight-line basis over the remaining term of the subscription contract, beginning when usage occurs. We expect our subscription revenue to increase over the long-term, depending on our ability to attract new customers and expand usage with current customers, which may fluctuate from period to period.
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
Professional Services Revenue
Professional services revenue primarily consists of fees from customer agreements to provide consulting, support for product and platform adoption as well as support for experience management, monitoring and production. The majority of our professional services consists of experience management and monitoring services, which are prepaid rights to a defined number of managed and monitored experiences. Professional services are generally considered distinct from the access provided to our platform. Professional services are available through hourly rate and fixed fee contracts, as well as one-time and ongoing engagements. We recognize revenue from experience management, monitoring and production services in the period the experience occurs and the services are delivered or, if they are not used by the customer, at the end of the subscription term. We recognize revenue from implementation services upon completion of the services. We recognize revenue from premium support offerings on a ratable basis over the subscription term. We expect our professional services revenue to fluctuate in the future based on customer needs. While more of our customers have elected to be “self-service” and not purchase our professional services, the needs of our customer base have grown more complex which may require more expert services. This fluctuation may also include seasonality, with increased customer utilization of our platform in the fourth quarter and decreased utilization in the first quarter, reflecting the timing of our customers’ marketing initiatives and their internal budget cycles.

Table of Contents.
Professional services revenue also contains revenue from our Legacy offering, which consists of event-related services, and is recognized when the event occurs. We stopped selling our Legacy offering to new customers in 2018 and substantially all professional services revenue associated with our Legacy offering ceased after December 2020.
Cost of Revenue
Subscription and Other Platform Cost of Revenue
Subscription and other platform cost of revenue primarily consists of costs related to hosting our platform and providing operating support services to our customers. These costs are related to our co-located data centers, personnel-related costs such as salaries, bonuses, stock-based compensation expense, benefits costs associated with our operations and support personnel, software license fees and allocated overhead. We expect our subscription and other platform cost of revenue to increase in the near term in absolute dollars and as a percentage of revenue as we continue to invest in our customer success organization, move more of our infrastructure to a hybrid cloud, and expand our infrastructure. Over the long term, we expect our subscription and other platform cost of revenue will also increase in absolute dollars as our subscription revenue increases.

Subscription and other platform cost of revenue also includes Legacy cost of revenue. We stopped selling our Legacy offering to new customers in 2018 and the Legacy component of subscription and other platform cost of revenue substantially ceased after December 2020.
Professional Services Cost of Revenue
Professional services cost of revenue consists primarily of personnel-related costs, including salaries and bonuses, stock-based compensation, third-party consulting services and allocated overhead. We expect our professional services cost of revenue to fluctuate based on customer needs.

Professional services cost of revenue also includes Legacy cost of revenue. We stopped selling our Legacy offering to new customers in 2018 and substantially all of the Legacy component of professional services cost of revenue ceased after December 2020.
Operating Expenses
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related expenses, including stock-based compensation directly associated with our sales and marketing organization. Other sales and marketing expenses include promotional events to promote our brand, such as awareness programs, digital programs, tradeshows and our annual user conference, software license expenses and allocated overhead. Sales commissions that are directly related to acquiring customer contracts, as well as associated payroll taxes, are deferred upon execution of a contract with a customer, and subsequently amortized to sales and marketing expense. Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years, as we specifically anticipate renewals of the customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. We plan to increase our investment in sales and marketing over the foreseeable future, primarily through increased headcount in our sales and marketing functions and investment in brand- and product marketing efforts. As a result, we expect our sales and marketing expenses will increase in the near term in absolute dollars and as a percentage of revenue. However, we expect such expenses will decrease as a percentage of our revenue over the long term as our revenue grows, although the percentage may fluctuate from period to period depending on fluctuations in the timing and extent of our sales and marketing expenses.
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

Table of Contents.
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
Interest Expense
Interest expense consists primarily of interest expense incurred on our capital leases and revolving credit facility.
Other (Income) Expense, Net
Other (income) expense, net consists primarily of currency transaction gains or losses, interest income, amortization and accretion on marketable securities, and miscellaneous non-operational income and expense.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business.

Table of Contents.
Results of Operations
We manage and operate as one reportable segment. The discussion below summarizes our results of operations for the periods presented, which we derived from the consolidated financial statements included elsewhere in this Report.
The following tables set forth selected consolidated statements of operations data for each of the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue:
Subscription and other platform	$175,876	$122,630	$72,589
Professional services	27,737	34,311	16,544
Total revenue	203,613	156,941	89,133
Cost of revenue:
Subscription and other platform (1)	33,400	20,746	16,730
Professional services (1)	13,965	12,589	10,411
Total cost of revenue	47,365	33,335	27,141
Gross profit	156,248	123,606	61,992
Operating expenses:
Sales and marketing (1)	104,063	60,640	47,773
Research and development (1)	34,835	19,275	15,730
General and administrative (1)	40,940	21,848	14,590
Total operating expenses	179,838	101,763	78,093
Income (loss) from operations	(23,590)	21,843	(16,101)
Interest expense	464	869	1,029
Other (income) expense, net	487	(76)	42
Income (loss) before provision for (benefit from) income taxes	(24,541)	21,050	(17,172)
Provision for (benefit from) income taxes	(285)	297	355
Net income (loss)	(24,256)	20,753	(17,527)

(1)Includes stock-based compensation as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue
Subscription and other platform	$1,897	$154	97
Professional services	382	37	50
Total cost of revenue	2,279	191	147
Sales and marketing	8,806	1,051	915
Research and development	4,402	360	197
General and administrative	10,163	1,327	739
Total stock-based compensation expense	$25,650	$2,929	$1,998

Table of Contents.
Comparison of the Year Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Subscription and other platform	$175,876	86%	$122,630	78%	$53,246	43%
Professional services	27,737	14%	34,311	22%	(6,574)	(19)%
Total revenue	$203,613	100%	$156,941	100%	$46,672	30%

The increase in total revenue for 2021 compared to 2020 was primarily driven by an overall increase in digital engagement platform revenue and partially offset by a decrease in Legacy revenue.

	Year Ended December 31,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Digital Engagement Platform
Subscription and other platform	$175,777	86%	$121,214	77%	$54,563	45%
Professional services	27,702	14%	33,583	21%	(5,881)	(18)%
Total digital engagement platform revenue	203,479	100%	154,797	99%	48,682	31%
Legacy
Subscription and other platform	99	—%	1,416	1%	(1,317)	(93%)
Professional service	35	—%	728	—%	(693)	(95%)
Total Legacy revenue	134	—%	2,144	1%	(2,010)	(94%)
Total revenue	$203,613	100%	$156,941	100%	$46,672	30%

Total digital engagement platform revenue increased $48.7 million, or 31%, in 2021 compared to 2020, primarily attributable to an increase in subscription and other platform revenue mainly due to increased purchases of our platform by our existing customers, and to a lesser extent increases in our customer base. The increase was offset in part by the decrease of $5.9 million in professional service revenue, primarily reflecting higher than typical demand for our implementation and deployment services in 2020 that continued into the first quarter of 2021. The decline in professional services revenue as a percentage of total revenue also reflects platform improvements that enable more customer self-service, which may cause professional services revenue to continue to decline in future periods.
Total Legacy revenue decreased $2.0 million, or 94%, in 2021 compared to 2020, primarily attributable to a decrease in subscription and other Legacy platform revenue as we stopped selling our Legacy offering to new customers in 2018. Substantially all Legacy revenue ceased after December 2020.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Subscription and other platform	$33,400	16%	$20,746	13%	$12,654	61%
Professional services	13,965	7%	12,589	8%	1,376	11%
Total cost of revenue	$47,365	23%	$33,335	21%	$14,030	42%
Gross profit	$156,248	77%	$123,606	79%	$32,642	26%
Gross margin	77%		79%

Table of Contents.
Cost of Revenue
Cost of revenue for 2021 increased $14.0 million, or 42%, compared to 2020, primarily driven by an overall increase in digital engagement platform revenue and partially offset by a decrease in Legacy cost of revenue.
Total digital engagement platform cost of revenue for 2021 increased 15.4 million, or 48%, compared to 2020. The increase was primarily due to an increase in subscription and other platform cost of revenue of $13.3 million, and an increase in professional services cost of revenue of $2.1 million. The increase in total digital engagement platform cost of revenue was primarily attributable to an increase in personnel-related expenses of $11.8 million driven by both increased headcount to support our platform and deliver services and increased stock-based compensation expense of $2.1 million. The increase in total digital engagement platform cost of revenue in 2021 also reflected a $2.4 million increase in bandwidth, transmission and software costs due to the expansion of infrastructure and data centers.
Total Legacy cost of revenue for 2021 decreased $1.4 million, or 99%, compared to 2020. The decrease was primarily driven by a reduction in headcount and facilities allocation costs as we stopped selling our Legacy offering to new customers in 2018 and substantially all Legacy revenue ceased after December 2020.
Gross Margin
Gross margin was 77% for 2021 compared to 79% for 2020. The decrease was primarily attributable to the increase in total digital engagement platform cost of revenue, which increased 48%, compared to total digital engagement platform revenue, which increased 31%. We continue to invest in our cloud infrastructure capabilities to enable sustained growth and are also expanding our customer success teams.
We expect gross margin to decrease in 2022 as we continue to invest in our infrastructure, increase our utilization of the public cloud for our newer product offerings and scale our customer success organization.
Operating Expenses
Sales and Marketing

	Year Ended December 31,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$104,063	51%	$60,640	39%	$43,423	72%
Sales and marketing expense increased $43.4 million, or 72%, in 2021 compared 2020. The increase was primarily attributable to an increase in personnel-related expenses of $31.7 million driven by both increased headcount to support the growth in our sales force and increased stock based compensation expense of $7.8 million. The increase in sales and marketing expense was also driven by the increase of $7.7 million in advertising, content marketing and demand generation activity and, the increase of $3.1 million in facilities and other expenses. The increase in sales and marketing expense as a percentage of total revenue was primarily driven by our continued investment to drive market awareness and add sales capacity across regions and segments.
We expect our sales and marketing expense to continue to increase in 2022 to support increased demand for our digital experiences.
Research and Development

	Year Ended December 31,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Research and development	$34,835	17%	$19,275	12%	$15,560	81%
Research and development expense increased $15.6 million, or 81%, in 2021 compared to 2020. The increase was primarily attributable to an increase of $11.2 million in personnel-related expenses driven by both increased headcount for the development of our solutions and increased stock-based compensation expense of $4.0 million. The increase of $2.6 million in contractor costs for development activities and $1.7 million in facilities and other expenses also contributed to the increase of

Table of Contents.
research and development expense in 2021. We have been ramping our investment in research and development as we accelerate our pace of product innovation and bring new products to the market.
We expect our research and development expense to continue to increase in 2022 as we focus on further developing our platform and infrastructure.
General and Administrative

	Year Ended December 31,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$40,940	20%	$21,848	14%	$19,092	87%
General and administrative expense increased $19.1 million, or 87%, in 2021 compared to 2020. The increase was primarily attributable to an increase of $12.1 million in personnel-related expenses driven by both increased headcount and increased stock based compensation expense of $8.8 million, as well as an increase of $3.9 million in insurance expense. The increase in general and administrative expense in 2021 was also driven by a $2.0 million increase in professional and legal expenses related to IPO readiness in the first quarter of 2021 and ongoing costs associated with being a public company.
We expect our general and administrative expense to increase in 2022 as we increase the size of our general and administrative function to support the growth of our business.
Interest Expense

	Year Ended December 31,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$464	—%	$869	1%	$(405)	(47%)
Interest expense for 2021 decreased $0.4 million compared 2020. In the first quarter of 2021, we repaid in full the $22.4 million aggregate then outstanding principal balance of our line of credit under the revolving credit facility.
Other (Income) Expense, Net

	Year Ended December 31,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Other (income) expense, net	$487	—%	$(76)	—%	$563	741%
Other (income) expense, net for 2021 increased $0.6 million compared to 2020, primarily driven by foreign exchange transaction losses.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(285)	—%	$297	—%	$(582)	(196%)

Table of Contents.
The decrease in provision for income taxes in 2021 compared to 2020 was primarily driven by the tax benefits associated with the exercise of stock options and settlement of restricted stock units in a foreign jurisdiction.
Liquidity and Capital Resources
As of December 31, 2021, we had cash, cash equivalents and marketable securities of $382.6 million. Our investments generally consist of money market funds, certificates of deposit, U.S. Treasury securities and debt securities, all of which are available for use in our current operations. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We have historically funded our liquidity requirements through sales of convertible preferred stock, cash generated from our operations, borrowings and availability under our revolving credit facility, and most recently through our IPO.
In February 2021, we closed our IPO in which we sold 7,599,928 shares of our common stock, which included 1,284,139 shares from the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $50 per share. We received net proceeds of approximately $347.8 million after deducting the underwriting discount of approximately $26.6 million and offering costs of approximately $5.6 million.
In the first quarter of 2021, we repaid in full the $22.4 million aggregate then outstanding principal balance of our line of credit under the revolving credit facility.
In December 2021, our board of directors authorized a share repurchase program allowing us to periodically repurchase up to $50.0 million of our common stock over an 18-month period in the open market or in privately negotiated transactions. The program may be modified, suspended, or discontinued at any time. We expect any repurchases under the program to extend over multiple quarters. In December 2021 and the first quarter of 2022, we spent $7.2 million and $9.1 million, respectively, on share repurchases. As of March 9, 2022, we had $33.7 million remaining for future share buyback under the repurchase program.
Our principal uses of cash in recent periods have been to fund our operations, invest in research and development, purchase investments, and repurchase shares of our common stock.
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$5,189	$37,542	$(11,350)
Net cash (used in) provided by investing activities	$(219,190)	$970	$(4,162)
Net cash provided by financing activities	$320,514	$804	$27,580
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
Net cash provided by operating activities is primarily impacted by our net income (loss) adjusted for certain non-cash items such as stock-based compensation, depreciation and amortization, amortization of deferred contract acquisition costs, as well as the effect of changes in operating assets and liabilities. Our cash flows from operating activities provided net cash of $5.2 million for 2021 compared to $37.5 million for 2020, a decrease of $32.3 million. The decrease was primarily attributable to the $45.0 million increase in net loss and $16.2 million unfavorable changes in operating assets and liabilities between the periods, partially reduced by an increase in non-cash expenses of $28.9 million.
The total non-cash adjustments for 2021 was $48.9 million compared to $20.0 million for 2020. The $28.9 million favorable change of non-cash adjustment was primarily driven by an increase in stock-based compensation expense of $22.7 million and an increase in amortization of deferred contract acquisition costs of $4.1 million.

Table of Contents.
Working capital used cash of $19.5 million for 2021 compared to $3.3 million for 2020, an increase of cash outflow of $16.2 million. The unfavorable change in working capital in the comparative periods were impacted by, among other items, the timing of vendor payments and prepayments, timing of cash receipts from customers, and increased business activities due to company growth.
Investing Activities
Net cash used in investing activities was $219.2 million for 2021 compared to provided cash of $1.0 million for 2020. The increase was primarily driven by an increase in purchases of marketable securities of $230.8 million and an increase in capital expenditures of $2.6 million, partially offset by an increase in proceeds from maturities and paydowns of marketable securities of $13.2 million. Our most significant capital expenditures have been investments in our equipment to support ongoing operations. We expect our capital investment will continue in the future.
Financing Activities
Net cash provided by financing activities was $320.5 million for 2021 compared to $0.8 million for 2020. The increase was primarily driven by the proceeds of $353.4 million from our IPO, net of underwriting discounts and a decrease in principal repayments of $5.6 million on our line of credit, partially offset by a decrease in borrowings of $28.4 million from our line of credit, as well as by our $7.2 million spending on share repurchases in December 2021 and payment of tax withholding obligation of $3.6 million related to net share settlement on option exercise and RSU releases in 2021.
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
Outstanding principal amounts on the revolving credit facility incur interest at a rate equal to Comerica Bank’s prime referenced rate, as defined in the loan agreement. Prior to August 31, 2021, interest on the revolving line of credit was the prime rate, as published by the Wall Street Journal, plus 0.75% effective July 31, 2020. The referenced prime rate was 3.25% as of December 31, 2021 and the prime rate was 3.25% as of December 31, 2020.
We borrowed $22.4 million against the revolving credit facility as of December 31, 2020, which was repaid in full during the first quarter of 2021. We incurred an immaterial amount of interest expense prior to our full repayment of the principal outstanding under our line of credit in the first quarter of 2021.
Commitments and Contractual Obligations
The following table summarizes our non-cancelable contractual obligations as of December 31, 2021 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$10,538	$2,633	$5,633	$2,272	$—
Capital lease obligations	3,575	1,888	1,687	—	—
Equipment loans	578	271	307	—	—
Other (1)	6,723	4,414	2,204	105	—
Total	$21,414	$9,206	$9,831	$2,377	$—

(1)Amounts primarily represent our commitment under various software license and co-location facilities and services agreements. See Note 7 to consolidated financial statements for additional information.

Table of Contents.
Critical Accounting Policies and Estimates
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
Our performance obligations generally consist of access to our digital engagement platform and related support services, which, together, are considered one performance obligation. Our customers do not have the ability to take possession of our software, and through access to our platform we provide a series of distinct software-based services that are satisfied over the term of the subscription. Customers may also purchase incremental capacity to our digital engagement platform. We recognize incremental access as a series of distinct software-based services that are satisfied over the remaining term of the subscription. Our Legacy offering includes performance obligations to provide customers with access to our platform for the duration of specific contracted events, and revenue is recognized primarily as events occur. Amounts related to our digital engagement platform and our Legacy offering are recorded as subscription and other platform revenue in the consolidated statements of operations.
We also provide professional services, which include consulting services, such as experience management, monitoring and production services, implementation services and premium support services. Professional services are generally considered distinct from the access to our digital engagement platform. Amounts are recorded as Professional Services revenue in the consolidated statements of operations.
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

Table of Contents.
component. Revenue is recognized net of any taxes collected from customers which are subsequently remitted to governmental entities, such as sales and other indirect taxes.
Our digital engagement platform and related support services are typically warranted to perform in a professional manner that will comply with the terms of the subscription agreements. In addition, we include service level commitments to our customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that we fail to meet those service levels. These credits represent a form of variable consideration. Historically, we have not experienced any significant incidents affecting the defined levels of reliability and performance as required by the subscription agreements. We have not provided any material refunds related to these agreements in the consolidated financial statements during the periods presented.
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
Stock-Based Compensation
We issue stock-based compensation awards to employees in the form of restricted stock awards and stock options. We measure stock-based compensation expense related to these awards based on the fair value of the awards on the date of grant and recognize stock-based compensation on a straight-line basis over the requisite service period for each separately vesting portion of the awards, which generally equals the vesting period. Effective January 1, 2021, we elected to account for forfeited awards as they occur. Prior to 2021, we estimated forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differ from our estimates. This change in accounting policy did not have a material impact on our consolidated financial statements.
Stock options we grant to employees generally vest over four years. We have selected the Black-Scholes option pricing model to determine the fair value of stock option awards, which model requires management to apply judgment and make highly subjective assumptions and estimates.
These assumptions and estimates are as follows:

•Fair Value of Common Stock. Prior to our IPO, the fair value was determined by our board of directors, with input from management and valuation reports prepared by independent third-party valuation firms. For valuations of option grants made after the closing of our IPO, our board of directors determines the fair value of each share of common stock based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on the New York Stock Exchange.

Table of Contents.
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

•Expected Volatility. As we do not have a trading history for our common stock prior to the IPO, the expected volatility was estimated by taking the average historic price volatility for industry peers, consisting of several public companies in our industry which are either similar in size, stage of life cycle, or financial leverage, over a period equivalent to the expected term of the awards.

•Expected Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to declare or pay cash dividends in the foreseeable future. As a result, an expected dividend yield of zero percent was used.

The Black-Scholes assumptions used in evaluating our employee stock options are as follows:

	Year Ended December 31,
	2021			2020			2019
Expected term	5.92 years	-	6.07 years	6.25 years			6.25 years
Expected volatility	53.82%	-	54.98%	41.60%	-	62.00%	40.70%	-	51.50%
Risk-free interest rate	0.62%	-	0.96%	0.40%	-	1.70%	1.50%	-	2.50%
Dividend yield	—%			—%			—%
Restricted stock awards we grant to employees generally vest over three to four years. Stock-based compensation expense related to restricted stock awards is based on the closing market value of our common stock at the date of grant and is recognized as expense ratably over the requisite service period.
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

Table of Contents.
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

Table of Contents.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency and Exchange Risk

The vast majority of our cash generated from revenue are denominated in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, the United Kingdom, Australia, Singapore and Japan. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for the years ended December 31, 2021, 2020 and 2019. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
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
The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of December 31, 2021 (in thousands):

	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value as of December 31, 2021	50 BPS	100 BPS	150 BPS
Marketable securities	$214,775	$218,467	$218,403	$217,609	$216,664	$215,719	$214,775

Table of Contents.
Item 8. Financial Statements and Supplementary Data

ON24, Inc.

Table of Contents.
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ON24, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of ON24, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
San Francisco, California
March 11, 2022

Table of Contents.
ON24, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$164,948	$58,243
Marketable securities	217,609	3,000
Accounts receivable, net of allowances and reserves of $2,677 and $2,173 as of December 31, 2021 and 2020, respectively	46,117	48,617
Deferred contract acquisition costs, current	11,921	10,528
Prepaid expenses and other current assets	8,467	7,079
Total current assets	449,062	127,467
Property and equipment, net	8,780	9,051
Deferred contract acquisition costs, non-current	20,887	18,753
Other long-term assets	1,760	1,447
Total assets	$480,489	$156,718
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,123	$4,730
Accrued liabilities	18,740	17,439
Deferred revenue	96,225	92,240
Long-term debt, current portion	2,039	2,359
Total current liabilities	120,127	116,768
Long-term debt	1,955	25,727
Other long-term liabilities	3,317	4,022
Total liabilities	125,399	146,517
Commitments and contingencies (See Note 7)
Convertible Class A-1 and Class A-2 preferred stock, $0.0001 par value per share; zero and 21,699,945 shares authorized as of December 31, 2021 and 2020, respectively; zero and 21,683,548 shares issued and outstanding as of December 31, 2021 and 2020, respectively; aggregate liquidation preference of zero and $102,776 as of December 31, 2021 and 2020, respectively	—	83,857
Redeemable convertible Class B and Class B-1 preferred stock, $0.0001 par value per share; zero and 5,543,918 shares authorized as of December 31, 2021 and 2020, respectively; zero and 5,543,918 shares issued and outstanding as of December 31, 2021 and 2020, respectively; aggregate liquidation preference of zero and $70,000 as of December 31, 2021 and 2020, respectively	—	70,000
Stockholders’ equity (deficit)
Common stock, $0.0001 par value per share; 500,000,000 and 50,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 47,727,346 and 10,896,137 shares issued and outstanding as of December 31, 2021 and 2020 respectively	5	1
Additional paid-in capital	550,839	27,512
Accumulated deficit	(195,519)	(171,263)
Accumulated other comprehensive income	(235)	94
Total stockholders’ equity (deficit)	355,090	(143,656)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$480,489	$156,718

See accompanying notes to consolidated financial statements.

Table of Contents.
ON24, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Subscription and other platform	$175,876	$122,630	$72,589
Professional services	27,737	34,311	16,544
Total revenue	203,613	156,941	89,133
Cost of revenue:
Subscription and other platform	33,400	20,746	16,730
Professional services	13,965	12,589	10,411
Total cost of revenue	47,365	33,335	27,141
Gross profit	156,248	123,606	61,992
Operating expenses:
Sales and marketing	104,063	60,640	47,773
Research and development	34,835	19,275	15,730
General and administrative	40,940	21,848	14,590
Total operating expenses	179,838	101,763	78,093
Income (loss) from operations	(23,590)	21,843	(16,101)
Interest expense	464	869	1,029
Other (income) expense, net	487	(76)	42
Income (loss) before provision for (benefit from) income taxes	(24,541)	21,050	(17,172)
Provision for (benefit from) income taxes	(285)	297	355
Net income (loss)	(24,256)	20,753	(17,527)
Change in Class B-1 preferred stock redemption value	—	—	(10,047)
Cumulative preferred dividends allocated to preferred stockholders	(558)	(5,685)	(4,774)
Net income (loss) attributable to common stockholders	$(24,814)	$15,068	$(32,348)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.57)	$0.40	$(3.68)
Diluted	$(0.57)	$0.35	$(3.68)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	43,562,604	10,017,574	8,788,628
Diluted	43,562,604	16,187,149	8,788,628

See accompanying notes to consolidated financial statements.

Table of Contents.
ON24, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(24,256)	$20,753	$(17,527)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	185	96	(80)
Unrealized loss on available for sale debt securities, net of tax	(514)	—
Total other comprehensive income (loss)	(329)	96	(80)
Total comprehensive income (loss)	$(24,585)	$20,849	$(17,607)

See accompanying notes to consolidated financial statements.

Table of Contents.
ON24, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Convertible Preferred Stock		Redeemable convertible preferred stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	21,683,024	$83,845	3,233,851	$35,000	8,681,557	$1	$18,385	$(176,424)	$78	$(157,960)
Cumulative effect upon adoption of Topic 606	—	—	—	—	—	—	—	11,982	—	11,982
Issuance of Class B-1 convertible preferred stock, net of issuance costs	—	—	2,310,067	24,953	—	—	—	—	—	—
Change in Class B-1 preferred stock redemption value	—	—	—	10,047	—	—	—	(10,047)	—	(10,047)
Issuance of common stock upon exercise of stock options	—	—	—	—	272,410	—	426	—	—	426
Stock-based compensation expense	—	—	—	—	—	—	1,998	—	—	1,998
Issuance of preferred stock upon exercise of preferred stock warrants	524	12	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(80)	(80)
Net loss	—	—	—	—	—	—	—	(17,527)	—	(17,527)
Balance as of December 31, 2019	21,683,548	$83,857	5,543,918	$70,000	8,953,967	$1	$20,809	$(192,016)	$(2)	$(171,208)
Issuance of common stock upon exercise of stock options	—	—	—	—	1,942,170	—	3,774	—	—	3,774
Stock-based compensation expense	—	—	—	—	—	—	2,929	—	—	2,929
Other comprehensive income	—	—	—	—	—	—	—	—	96	96
Net income	—	—	—	—	—	—	—	20,753	—	20,753
Balance as of December 31, 2020	21,683,548	$83,857	5,543,918	$70,000	10,896,137	$1	$27,512	$(171,263)	$94	$(143,656)
Conversion of convertible preferred stock and redeemable convertible preferred stock to common stock upon initial public offering	(21,683,548)	(83,857)	(5,543,918)	(70,000)	27,227,466	3	153,854	—	—	153,857
Issuance of common stock upon initial public offering, net of underwriting discounts and other offering costs	—	—	—	—	7,599,928	1	347,780	—		347,781
Repurchase of common stock	—	—	—	—	(428,218)	—	(7,228)	—	—	(7,228)
Issuance of common stock upon exercise of stock options	—	—	—	—	2,226,932	—	5,825	—	—	5,825
Issuance of common stock upon release of restricted stock units	—	—	—	—	130,074	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	—	—	—	—	75,027	—	1,054	—	—	1,054
Payment for employee tax withholding upon net share settlement on equity awards	—	—	—	—	—	—	(3,608)	—	—	(3,608)
Stock-based compensation expense	—	—	—	—	—	—	25,650	—	—	25,650
Other comprehensive loss	—	—	—	—	—	—	—	—	(329)	(329)
Net loss	—	—	—	—	—	—	—	(24,256)	—	(24,256)
Balance as of December 31, 2021	—	$—	—	$—	47,727,346	$5	$550,839	$(195,519)	$(235)	$355,090

See accompanying notes to consolidated financial statements.

Table of Contents.
ON24, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(24,256)	$20,753	$(17,527)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,592	2,974	2,329
Stock-based compensation expense	25,650	2,929	1,998
Amortization of deferred contract acquisition costs	15,248	11,115	7,012
Provision for allowance for doubtful accounts and billing reserve	2,943	3,009	743
Other	503	—	—
Changes in operating assets and liabilities:
Accounts receivable	(443)	(29,024)	(5,431)
Deferred contract acquisition costs	(18,775)	(26,354)	(8,983)
Prepaid expenses and other assets	(4,617)	(2,799)	(418)
Accounts payable	(1,247)	2,032	113
Accrued liabilities	2,311	4,986	(268)
Deferred revenue	3,985	47,799	9,392
Other long-term liabilities	(705)	122	(310)
Net cash provided by (used in) operating activities	5,189	37,542	(11,350)
Cash flows from investing activities:
Purchase of property and equipment	(3,564)	(1,030)	(1,162)
Purchase of marketable securities	(235,805)	(5,000)	(12,000)
Proceeds from maturities and paydowns of marketable securities	20,179	7,000	9,000
Net cash (used in) provided by investing activities	(219,190)	970	(4,162)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts	353,397	—	—
Proceeds from exercise of stock options	5,514	3,774	426
Proceeds from issuance of common stock under ESPP	1,054	—	—
Proceeds from issuance of Class B-1 preferred stock, net of issuance costs	—	—	24,953
Payment of tax withholding obligations related to net share settlements on equity awards	(3,608)	—	—
Proceeds from long-term debt	—	28,381	9,508
Payment for repurchase of common stock	(7,228)	—	—
Repayments of long-term debt	(22,597)	(28,179)	(6,193)
Repayment of capital lease obligations	(2,304)	(1,270)	(1,114)
Payments of offering costs	(3,714)	(1,902)	—
Net cash provided by financing activities	320,514	804	27,580
Effect of exchange rate changes on cash, cash equivalents and restricted cash	185	96	(80)
Net increase in cash, cash equivalents and restricted cash	106,698	39,412	11,988
Cash, cash equivalents and restricted cash, beginning of period	58,345	18,933	6,945
Cash, cash equivalents and restricted cash, end of period	$165,043	$58,345	$18,933
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$337	$183	$238
Cash paid for interest	$652	$967	$1,392
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital leases	$1,586	$5,089	$787
Equipment purchased funded by liabilities	$391	$179	$74
Property and equipment purchased not yet paid	$419	$402	$—
Conversion of convertible preferred stock and redeemable convertible preferred stock to common stock	$153,857	$—	$—
Option exercises not yet settled	$311	$—	$—
Deferred offering costs in accounts payable and accrued liabilities	$—	$1,318	$—
Change in Class B-1 preferred stock redemption value	$—	$—	$10,047
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets (in thousands):
Cash and cash equivalents	$164,948	$58,243	$18,844
Restricted cash included in other assets, non-current	95	102	89
Total cash, cash equivalent, and restricted cash	$165,043	$58,345	$18,933

See accompanying notes to consolidated financial statements.

Table of Contents.
ON24, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Description of Business and Significant Accounting Policies
Description of Business
ON24, Inc. and its subsidiaries (together, ON24 or the Company) provides a leading, cloud-based platform for digital engagement that enables businesses to convert customer engagement into revenue through interactive webinar experiences, virtual event experiences and multimedia content experiences. The Company’s platform offers a portfolio of interactive, personalized and content-rich digital experience products that creates and captures actionable, real-time data at scale from millions of professionals every month to provide businesses with buying signals and behavioral insights to efficiently convert prospects into customers. The Company was incorporated in the state of Delaware in January 1998 as NewsDirect, Inc. and in December 1998 changed its name to ON24, Inc. The Company is headquartered in San Francisco, California.
Initial Public Offering
On February 5, 2021, the Company closed its initial public offering (IPO) of 7,599,928 shares of its common stock at a public offering price of $50 per share for net proceeds of approximately $347.8 million, after deducting the underwriting discount of approximately $26.6 million and other offering costs of approximately $5.6 million. The shares of common stock sold in the IPO and the net proceeds from the IPO included the full exercise of the underwriters’ option to purchase additional shares.
Upon the closing of the IPO, all of the Company's outstanding shares of Class A-1 and Class A-2 convertible preferred stock and Class B and Class B-1 redeemable convertible preferred stock were automatically converted into an aggregate of 27,227,466 shares of common stock on a one-for-one basis.
Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of ON24 Inc. and its subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for annual financial reporting. All intercompany transactions and balances have been eliminated in consolidation.
Certain prior period amounts have been reclassified on the consolidated statements of cash flows and in Note 5 to conform to the current year's presentation.
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
Concentration of Risks

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents, restricted cash and marketable securities with high-quality financial institutions with investment-grade ratings. A majority of the cash balances are with banks in the U.S. and are insured to the extent defined by the Federal Deposit Insurance Corporation. For concentration of risks on accounts receivables and revenue, refer to Note 1.
Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of bank deposits and highly liquid investments, primarily money market mutual funds purchased with an original maturity of three months or less. Restricted cash included in other long-term assets in the consolidated balance sheets consists of term deposits to collateralize our Sydney operating lease.

Table of Contents.
Marketable Securities

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company measures assets and liabilities at fair value at each reporting period using a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. U.S. GAAP describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, to measure the fair value:

Level 1 – observable inputs for identical assets or liabilities, such as quoted prices in active markets.

Level 2 – directly or indirectly observable Inputs other than Level 1, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.
Financial instruments consist of cash and cash equivalents, restricted cash, marketable securities, accounts receivable and accounts payable. The Company’s investment portfolio consists of money market mutual funds, available for sales debt securities and certificates of deposit, which are carried at fair value.
Accounts Receivable
See Note 2, Revenue, for the Company’s accounting policy on accounts receivable.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets or asset groups for impairment whenever events indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. There were no impairment charges recognized related to long-lived assets in 2021, 2020 and 2019.
Deferred Offering Costs
Deferred offering costs consist primarily of accounting, legal and other fees incremental and directly related to the Company’s IPO. Upon closing of the IPO on February 5, 2021, the deferred offering costs of $5.6 million were reclassified into stockholders' equity (deficit) and recorded against the proceeds from the offering. Deferred offering costs as of December 31, 2020 was $3.2 million and is included within prepaid expenses and other current assets on the consolidated balance sheets.

Table of Contents.
Revenue Recognition
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
The Company’s performance obligations generally consist of access to its digital engagement platform and related support services, which, together, are considered one performance obligation. The Company’s customers do not have the ability to take possession of the Company’s software, and, through access to the Company’s platform, the Company provides a series of distinct software-based services that are satisfied over the term of the applicable subscription. Customers may also purchase incremental capacity to the Company’s digital engagement platform. The Company recognizes incremental access as a series of distinct software-based services that are satisfied over the remaining term of the applicable subscription. The Company’s Legacy offering includes performance obligations to provide customers with access to the Company’s platform for the duration of specific contracted events, and revenue is recognized primarily as events occur. Amounts related to the Company’s digital engagement platform and Legacy offering are recorded as subscription and other platform revenue in the consolidated statements of operations.

The Company also provides professional services, which includes consulting services, such as experience management, monitoring and production services, implementation services and premium support services. Professional services are generally considered distinct from the access to the Company’s digital engagement platform. Amounts are recorded as Professional Services revenue in the consolidated statements of operations.

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

The Company’s digital engagement platform and related support services are typically warranted to perform in a professional manner that will comply with the terms of our subscription agreements. In addition, the Company includes service level commitments to its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that the Company fails to meet those service levels. These credits represent a form of variable consideration. Historically, the Company has not experienced any significant incidents affecting the defined levels of reliability and performance as required by its subscription agreements. The Company has not provided any material refunds related to these agreements in the consolidated financial statements during the periods presented.

Table of Contents.
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
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years as the Company specifically anticipates renewals of customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. The Company determines the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of its platform and related significant features. Amortization of deferred contract acquisition costs was $15.2 million, $11.1 million and $7.0 million for 2021, 2020 and 2019, respectively. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the consolidated statements of operations.
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
Advertising Costs
Advertising costs are expensed as incurred in sales and marketing expense in the consolidated statements of operations and amounted to $17.3 million, $9.2 million and $6.0 million for 2021, 2020 and 2019, respectively.

Table of Contents.
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
Stock-Based Compensation
Stock-based compensation expense related to stock awards is measured based on the fair value of the awards granted and recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award, which is generally three to four years for restricted stock units (RSUs) and four years for option awards.

The fair value of each RSU is based on the fair value of the underlying common stock as of the grant date.

The fair value of each option award and purchase right under the employee share purchase plan (ESPP) is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the risk-free interest rates, the expected term of the option, the expected volatility of the price of the Company’s common stock and the expected dividend yield of the Company’s common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and application of management’s judgement.

Effective January 1, 2021, the Company elected to account for forfeited awards as they occur. Prior to 2021, the Company estimated the number of awards expected to be forfeited at the time of grant and revised its estimates in subsequent periods if the actual forfeitures differed from the estimates. This change in accounting policy did not have a material impact on the Company’s consolidated financial statements.
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

Table of Contents.
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
Segment Information

The Company operates in one operating segment and one reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is the Company’s Chief Executive Officer, in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker allocates resources and assesses performance based upon consolidated financial information.
Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes Topic 740: Simplifying the Accounting for Income Taxes, which removes a variety of exceptions within the framework of ASC 740. These include the exception to the incremental approach for intraperiod tax allocation in the event of a loss from continuing operations and income or a gain from other items (such as other comprehensive income), and the exception to using general methodology for the interim period tax accounting for year-to-date losses that exceed anticipated losses. For public business entities, ASU No. 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. The Company adopted ASU No. 2019-12 effective January 1, 2021. The adoption of this standard did not have a material impact on its consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended, to supersede existing guidance on accounting for leases in Topic 840, Leases. Topic 842 generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

Table of Contents.
The Company will adopt the new standard effective January 1, 2022 on a modified retrospective basis, under which we will recognize the cumulative effects of initially applying the standard as an adjustment to the opening balance of accumulated deficit on the adoption date and will not restate comparative periods. The Company will elect the package of practical expedients permitted under the transition guidance, which allows us to carry-forward our historical lease classification and our assessment on whether a contract is or contains a lease. We will also elect to apply the hindsight practical expedient which allows us to use hindsight in determining the lease term. On the adoption date, the Company estimates it will recognize on its consolidated balance sheet approximately $7.3 million of right-of-use assets, $9.9 million of lease liabilities, and derecognize existing deferred rent and lease incentives totaling approximately $2.6 million. These are preliminary estimates that are subject to change as the Company finalizes its adoption.
Other than described above, we do not expect the new lease standard to have any other material impacts on our consolidated financial statements.
Note 2. Revenue
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic region based on the shipping address of customers (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$150,579	$119,897	$70,124
EMEA	36,788	26,197	13,645
Other	16,246	10,847	5,364
Total revenue	$203,613	$156,941	$89,133

The following table summarizes the foreign countries which contributed 10% or more of the total revenue (in thousands):

	Year Ended December 31,
	2021	2020	2019
United Kingdom	10%	*	10%

*	Represent less than 10% of total revenue
No single customer accounted for 10% or more of the total revenue during 2021, 2020 and 2019. Additionally, no single customer accounted for 10% or more of accounts receivable as of December 31, 2021 and 2020.
The following table summarizes revenue by digital engagement platform and Legacy offering (in thousands):

	Year Ended December 31,
	2021	2020	2019
Digital engagement platform - subscription and other platform	$175,777	$121,214	$66,286
Digital engagement platform - professional services	27,702	33,583	14,413
Legacy - subscription and other platform	99	1,416	6,303
Legacy - professional services	35	728	2,131
Total revenue	$203,613	$156,941	$89,133

Contract Balances
Accounts receivable: The Company records accounts receivable when the Company has a contractual right to consideration. In some arrangements, a right to consideration for the Company’s performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled receivable. As of December 31, 2021 and 2020, unbilled receivables were included within accounts receivable, net of allowance for doubtful accounts and billing reserves on the consolidated balance sheets and were not material.

Table of Contents.
Contract assets: The Company records a contract asset when the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. Contract assets are included in prepaid expenses and other current assets in the consolidated balance sheets and were not material as of December 31, 2021 and 2020.
Contract liabilities: The Company defers its revenue when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized during the following 12-month period and the remaining portion is recorded as noncurrent, which is included in other long-term liabilities on the consolidated balance sheet. The amount of revenue recognized in 2021 that was included in deferred revenue at the beginning of the period was $87.9 million.
Remaining Performance Obligations
The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company may bill for the full term in advance or on an annual, quarterly or monthly basis, depending on the terms of the agreement. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $154.2 million, which consists of both billed consideration in the amount of $97.2 million and unbilled consideration in the amount of $57.0 million that the Company expects to recognize as revenue. As of December 31, 2021, the Company expects to recognize 79% of its remaining performance obligations as revenue over the subsequent 12 months and the remainder thereafter.
Note 3. Marketable Securities
Marketable securities consisted of the following as of the periods presented (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities
U.S. Treasury securities	$157,681	$—	$(404)	$157,277
Certificates of deposit	6,495	—	(5)	6,490
Corporate debt securities	36,422	—	(95)	36,327
Commercial paper	11,624	2	(6)	11,620
Asset-backed securities	5,901	1	(7)	5,895
Total marketable securities	$218,123	$3	$(517)	$217,609

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities
Certificates of deposit	$3,000	$—	$—	$3,000
Total marketable securities	$3,000	$—	$—	$3,000

The Company’s marketable securities have been classified as available for sale. All available for sale debt securities are available for use in current operations. Accordingly, they have been classified as current.

Table of Contents.
Marketable securities in an unrealized loss position for less than 12 months consisted of the following as of December 31, 2021 ((in thousands):

	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$143,590	$(404)
Certificates of deposit	6,490	(5)
Corporate debt securities	36,327	(95)
Commercial paper	6,984	(6)
Asset-backed securities	4,967	(7)
Total	$198,358	$(517)

As of December 31, 2021, the Company had no marketable securities in a continuous loss position for 12 months or more. As of December 31, 2020, the Company had no marketable securities in a loss position.
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
The Company had no realized gains or losses from marketable securities that were reclassified out of accumulated other comprehensive income for the years ended December 31, 2021 and 2020.
The following summarizes the remaining contractual maturities of the Company’s marketable securities as of December 31, 2021:

Fair Value
One year or less	$119,795
Over one year through five years	97,814
Total marketable securities	$217,609

Note 4. Fair Value Measurement
The following tables summarize our financial instruments recorded at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds	$151,079	$—	$—	$151,079
Marketable Securities
U.S. Treasury securities	—	157,277	—	157,277
Certificates of deposit	—	6,490	—	6,490
Corporate debt securities	—	36,327	—	36,327
Commercial paper	—	11,620	—	11,620
Asset-backed securities	—	5,895	—	5,895
Total cash equivalents and marketable securities	$151,079	$217,609	$—	$368,688

Table of Contents.

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds	$2,027	$—	$—	$2,027
Marketable Securities				—
Certificates of deposit	3,000	—	—	3,000
Total cash equivalents and marketable securities	$5,027	$—	$—	$5,027

As of December 31, 2021, the Company classified its highly liquid money market mutual funds within level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classified its U.S. Treasury securities, certificates of deposit, commercial paper, corporate debt securities and asset-backed securities within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded.
As of December 31, 2020, the Company classified its highly liquid money market mutual funds and certificates of deposit within level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.
Note 5. Balance Sheets Components
Allowance for Doubtful Account and Billing Reserve
The following table presents the changes in the allowance for doubtful accounts as of the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of period	$1,139	$514	$389
Charges to general and administrative expenses	1,163	1,087	282
Write-offs and other adjustments	(730)	(462)	(157)
Balance, end of period	$1,572	$1,139	$514

In addition to the allowance for doubtful accounts, the Company maintains a billing reserve that represents potential billing adjustments that is recorded as a reduction of revenue. The Company’s billing reserve is based on known adjustments and an estimate using a percentage of revenue based on historical trends and experience.
The following table presents the changes in billing reserves as of the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of period	$1,034	$398	$440
Charges to revenue	1,780	1,922	516
Write-offs and other adjustments	(1,709)	(1,286)	(558)
Balance, end of period	$1,105	$1,034	$398

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of the periods presented (in thousands):

	December 31, 2021	December 31, 2020
Deferred offering costs	$—	$3,220
Prepaid expenses	5,617	2,848
Other receivables	2,786	873
Other	64	138
Prepaid expenses and other current assets	$8,467	$7,079

Table of Contents.
Property and Equipment, Net
Property and equipment, net consisted of the following as of the periods presented (in thousands):

	December 31, 2021	December 31, 2020
Computer, equipment and software(1)	$28,227	$24,175
Furniture and fixtures	1,118	1,108
Leasehold improvements	3,776	3,708
Property and equipment, gross	33,121	28,991
Less: Accumulated depreciation and amortization(2)	(24,341)	(19,940)
Property and equipment, net	$8,780	$9,051

(1)	Includes assets recorded under capital leases of $5.3 million and $6.9 million as of December 31, 2021 and 2020, respectively.

(2)	Includes amount for assets recorded under capital leases of $2.2 million and $2.2 million as of December 31, 2021 and 2020, respectively.
Depreciation and amortization expense was $4.6 million, $3.0 million and $2.3 million for 2021, 2020 and 2019, respectively.
The following table presents the property and equipment, net of depreciation and amortization, by geographic region as of the periods presented (in thousands):

	December 31, 2021	December 31, 2020
United States	$7,899	$8,698
EMEA	816	308
Other	65	45
Total property and equipment, net	$8,780	$9,051

Accrued Liabilities
Accrued liabilities consisted of the following as of the periods presented (in thousands):

	December 31, 2021	December 31, 2020
Accrued bonus	$3,922	$2,910
Accrued vacation	3,473	2,724
Accrued commissions	2,633	3,153
Other accrued compensation and benefits	2,474	977
Accrued ESPP	392	—
Sales and other tax liabilities	1,204	1,253
Accrued Professional service fees	647	1,769
Other	3,995	4,653
Accrued liabilities	$18,740	$17,439

Table of Contents.
Other Long-term Liabilities
Other long-term liabilities consisted of the following as of the periods presented (in thousands):

	December 31, 2021	December 31, 2020
Deferred rent liabilities	$1,988	$2,543
Deferred revenue	937	1,152
Other	392	327
Other long-term liabilities	$3,317	$4,022

Note 6. Debt
Debt consisted of the following as of the periods presented (in thousands):

	December 31, 2021	December 31, 2020
Revolving line of credit	$—	$22,350
Equipment loan agreements	578	438
Capital leases	3,416	5,298
Total debt	3,994	28,086
Less: Current portion	(2,039)	(2,359)
Debt, non-current	$1,955	$25,727

Revolving Line of Credit
In September 2021, the Company amended its revolving line of credit with a financing institution effective August 2021, which increased the Company's borrowing capacity to a maximum of $50.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows the Company to borrow up to $50.0 million if the Company maintains at least $100.0 million on deposit at the institution. If such deposit is less than $100.0 million, the Company may borrow up to the lesser of $50.0 million or an amount determined by the Company's trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate, as defined by the agreement. As of December 31, 2021, the Company has borrowing capacity of $50.0 million. The terms of the agreement permit voluntary prepayment without premium or penalty. The revolving credit facility matures in August 2024 and is secured by substantially all of the Company’s assets. The outstanding principal balance on the revolving line of credit, if any, is due at maturity. The Company is required to pay quarterly in arrears a commitment fee of 0.15% per annum on the undrawn portion available under the revolving line of credit. As of December 31, 2021, the Company had an outstanding standby letter of credit of $1.2 million as a guarantee for a leased space.
Interest on the revolving credit facility is payable monthly in arrears at a rate equal to the lender’s prime referenced rate as defined in the agreement. Prior to this amendment, interest on the revolving line of credit was the prime rate, as published by the Wall Street Journal (Prime Rate), plus 0.75% effective July 31, 2020, and Prime Rate plus 0.50% prior to July 31, 2020. The referenced prime rate was 3.25% as of December 31, 2021 and the Prime Rate was 3.25% and 4.75% as of December 31, 2020 and 2019, respectively.
The revolving credit facility is subject to certain restrictions and financial covenants, including the requirement of maintaining a minimum debt to EBITDA ratio when the Company’s current portion of the total borrowing exceeds $5.0 million and the Company fails to maintain $100.0 million on deposits. In addition, the revolving line of credit agreement restricts the Company from paying dividends without prior approval from the financing institution. The Company was not subject to the financial covenants as of December 31, 2021.
In the first quarter of 2021, the Company repaid in full the then outstanding principal balance of its revolving line of credit of $22.4 million.
Equipment Loan Agreements
The Company entered into various equipment loan agreements that allow it to obtain financing to purchase equipment. Borrowings are secured by the equipment purchased. The equipment loan agreements are repaid over a period up to 36 months beginning from the date of the advance at an interest rate ranging from 5.8% to 10.1%. As of December 31, 2021 and 2020, the Company owed $0.6 million and $0.4 million, respectively, on the equipment loans.

Table of Contents.
Capital Leases
The Company entered into various non-cancelable capital lease agreements for its equipment with lease periods expiring between 2022 and 2024.
As of December 31, 2021, future payments under the equipment loan agreements and capital lease obligations, are as follows (in thousands):

	Equipment Loans	Capital Leases	Total
2022	271	1,888	2,159
2023	236	1,607	1,843
2024	71	80	151
Total payments	578	3,575	4,153
Less: Amount representing interest	—	(159)	(159)
Total payments, net of interest	$578	$3,416	$3,994

Note 7. Commitment and Contingencies
Purchase Obligations
The Company has non-cancelable purchase commitments of $6.7 million as of December 31, 2021, primarily related to software license fees and co-location facilities and services, of which $4.4 million is expected to be paid in 2022, $2.2 million in 2023 and $0.1 million in 2024.
Operating Leases
The Company leases its office facilities in the United States, United Kingdom, Singapore and Australia under non-cancelable agreements that expire at various dates through 2025. As of December 31, 2021 and 2020, deferred rent was $2.6 million and $3.1 million, respectively. Rent expense, including common area maintenance charges, related to these facility leases was $2.9 million, $2.8 million and $3.0 million, for 2021, 2020 and 2019, respectively.
Future minimum lease payments by year under non-cancelable operating leases as of December 31, 2021 are as follows (in thousands):

2022	$2,633
2023	2,844
2024	2,789
2025	2,272
Total future minimum lease payments	$10,538

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
FASB ASC 450-20, Contingencies, sets forth the rules for accounting for uncertain tax positions for taxes not based on income. When a loss contingency exists, the likelihood of the incurrence of the liability can range from probable to remote. The Company believes it is reasonably possible that a loss will result from the sales and use tax assessments in the range of zero to $0.4 million. The Company has not recorded an accrual as of December 31, 2021 and 2020.
Legal Proceedings
The Company, its Chief Executive Officer, its Chief Financial Officer, the members of its Board of Directors and the underwriters that participated in the Company’s IPO are named as defendants in two putative class actions, captioned Douvia v. ON24, Inc., et al., 3:21-cv-08578 (filed November 3, 2021) and Goemer v. ON24, Inc., et al., 3:21-cv-08744 (filed November 10,

Table of Contents.
2021), that are currently pending in the United States District Court for the Northern District of California. The complaints purport to assert claims on behalf of all persons and entities that purchased, or otherwise acquired, the Company’s common stock issued in connection with the Company’s IPO. The complaints allege that the Company’s registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. Plaintiffs seek, among other things, an award of damages and attorneys’ fees and costs. On February 3, 2022, the Court issued an order consolidating the cases and appointing a lead plaintiff. ON24 believes that the allegations in the lawsuits are without merit. The Company is unable to reasonably estimate a possible loss or range of possible loss, if any, arising from this matter at this early stage. Accordingly, no accrued litigation expense has been recorded in the accompanying consolidated financial statements.
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
As of December 31, 2020, convertible preferred stock consisted of the following (in thousands):
Class A-1 and Class A-2 Convertible Preferred Stock

	Share Authorized	Share Issued and Outstanding	Aggregate Liquidation Preference (in thousands)
Class A-1	5,177,655	5,177,654	54,379
Class A-2	16,522,290	16,505,894	48,397
Total Class A-1 and Class A-2 convertible preferred stock	21,699,945	21,683,548	102,776

Class B-1 and Class B-2 Redeemable Convertible Preferred Stock

	Share Authorized	Share Issued and Outstanding	Aggregate Liquidation Preference (in thousands)
Class B-1	3,233,851	3,233,851	35,000
Class B-2	2,310,067	2,310,067	35,000
Total Class B-1 and Class B-2 redeemable convertible preferred stock	5,543,918	5,543,918	70,000

Common Stock
The Company’s amended and restated certificate of incorporation authorized the issuance of 500,000,000 shares of common stock, $0.0001 par value per share. Holders of common stock are entitled to one vote per share.

Table of Contents.
Common Stock Reserved for Future Issuance
As of December 31, 2021, the Company had the following shares of common stock reserved for future issuance under its equity incentive plan and employee share purchase plan:

Stock options outstanding	9,341,242
Restricted stock units outstanding	3,737,565
Remaining shares available for future grant under 2021 Equity Incentive Plan	4,880,897
Remaining shares available for future issuance under ESPP	1,224,973
Total shares of common stock reserved as of December 31, 2021	19,184,677

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
Under the 2021 Plan, the Company may grant up to 8,282,313 shares of common stock which includes 6,400,000 shares of common stock reserved for issuance under the 2021 Plan, plus an additional 1,882,313 shares originally reserved for issuance under the 2014 Plan. In addition, the number of shares reserved for issuance under the 2021 Plan cumulatively increases on January 1, 2022 and on each subsequent January 1 through and including January 1, 2031, by the lesser of (a) 5% of the number of shares of stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s board of directors. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The plan administrator determines the term of stock options granted under the 2021 Plan, up to a maximum of 10 years. Pursuant to the automatic annual increase, 2,386,367 additional shares were reserved under the 2021 Plan on January 1, 2021.
Grant Activities
Stock Options
A summary of stock option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020	11,947,731	$4.85
Granted	481,403	50.12
Exercised	(2,266,979)	2.57		$65,860
Cancelled and forfeited	(820,913)	15.19
Balance as of December 31, 2021	9,341,242	$6.83	6.5	$109,971
Vested and exercisable	5,839,680	$3.54	5.3	$81,496

The weighted-average grant date fair value of options granted in 2021, 2020 and 2019 was $25.18, $11.51 and $1.19, respectively. The total intrinsic value of options exercised in 2021, 2020 and 2019 was $65.9 million, $5.2 million and $0.3 million, respectively.

Table of Contents.
Restricted Stock Units
A summary of RSU activity under the Company’s equity incentive plans and related information is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2020	—	$—
Granted	3,907,260	20.53
Vested	(37,100)	28.03
Cancelled and forfeited	(132,595)	33.14
Unvested balance as of December 31, 2021	3,737,565	$20.01

The total fair value of RSU vested in 2021 was $1.0 million. There were no RSUs granted or vested in 2020 and 2019.
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
Upon the consummation of the Company’s IPO in February 2021, these restricted stock units fully vested and the related stock-based compensation expense of $0.5 million was fully recognized. In accordance with the terms of the grant agreement, these restricted stock units had been settled after the expiration of the lock-up period in the fourth quarter of 2021.
Employee Stock Purchase Plan
In January 2021, the Company’s board of directors adopted the 2021 Employee Stock Purchase Plan (ESPP), which became effective in connection with the Company’s IPO. A total of 1,300,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares reserved for issuance cumulatively increases automatically on January 1, 2022 and on each subsequent January 1, through and including January 1, 2031, by the lesser of (a) 1% of the number of shares of stock issued and outstanding on the immediately preceding December 31, (b) 1,300,000 shares, or (c) an amount determined by the Company’s board of directors. Pursuant to the automatic annual increase, 477,273 additional shares were reserved under the ESPP Plan on January 1, 2021.
All eligible employees may participate in the ESPP and may contribute up to 20% of their earnings (as defined in the ESPP) for the purchase of the Company’s common stock under the ESPP. Unless otherwise determined by the Company’s board of directors, common stock will be purchased for the accounts of employees participating in the ESPP at a price per share equal to the lesser of (1) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (2) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Offering periods generally start on the first trading day on or after May 16 and November 16 of each year, except for the first offering period, which commenced on the effective date of the Company’s IPO and ended on November 15, 2021.
Employees purchased 75,027 shares of common stock at a price of $14.04 per share under the ESPP in 2021.

Table of Contents.
Fair Value Determination
The Black-Scholes assumptions used to value the employee options and the employee stock purchase rights at the grant dates are as follows:
Employee Stock Options

	Year Ended December 31,
	2021			2020			2019
Expected term	5.92 years	-	6.07 years	6.25 years			6.25 years
Expected volatility	53.82%	-	54.98%	41.60%	-	62.00%	40.70%	-	51.50%
Risk-free interest rate	0.62%	-	0.96%	0.40%	-	1.70%	1.50%	-	2.50%
Dividend yield	—%			—%			—%
Employee Stock Purchase Rights under ESPP

	Year Ended December 31, 2021
Expected term	0.13 years	-	0.63 years
Expected volatility	34.08%	-	61.00%
Risk-free interest rate	0.06%	-	0.07%
Dividend yield	—%
These assumptions and estimates were determined as follows:
•Fair Value of Common Stock. Prior to the Company’s IPO, the fair value of its common stock was determined by the Company’s board of directors, with input from management and valuation reports prepared by third-party valuation specialists. Stock-based compensation for financial reporting purposes is measured based on updated estimates of fair value when appropriate, such as when additional relevant information related to the estimate becomes available in a valuation report issued as of a subsequent date. For valuations after the consummation of the Company’s IPO, the fair value of each share of underlying common stock is based on the closing price of the Company’s common stock as reported on the date of the grant on the New York Stock Exchange.
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

Table of Contents.
Stock-Based Compensation
Effective January 1, 2021, the Company elected to account for forfeited awards as they occur.
The stock-based compensation expense by line item in the accompanying consolidated statements of operations is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue
Subscription and other platform	$1,897	$154	$97
Professional services	382	37	50
Total cost of revenue	2,279	191	147
Sales and marketing	8,806	1,051	915
Research and development	4,402	360	197
General and administrative	10,163	1,327	739
Total stock-based compensation expense	$25,650	$2,929	$1,998

As of December 31, 2021, unrecognized stock-based compensation expense by award type and their weighted-average recognition periods are as follows (in thousands, except years):

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$42,812	$69,174	$310
Weighted-average amortization period	2.88 years	3.34 years	0.37 years
Repurchase of Common Stock
On December 1, 2021, the Company’s Board of Directors authorized a $50.0 million share repurchase program. The timing and number of shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The share repurchase program may be modified, suspended or discontinued at any time at the company’s discretion.
The Company reduced its common stock by the par value of the repurchased shares. The excess of the repurchase price over par value of the shares was charged to additional paid in capital as the Company is in an accumulated deficit position. All repurchased shares were retired and became authorized and unissued shares.
As of December 31, 2021, the Company had $42.8 million available for future share buyback under the repurchase program.

Year Ended December 31, 2021
Number of shares repurchased	428,218
Average price per share (including commissions)	$16.88
Total repurchase costs (in million)	$7.2
In the first quarter of 2022, the Company repurchased an additional 579,929 shares of common stock at an average per share price of $15.72 (including commissions). As of March 9, 2022, the Company has $33.7 million remaining for future share buyback under the repurchase program.
Note 9. Employees Benefit Plan
The Company maintains a retirement savings plan, or the 401(k) Plan. The 401(k) Plan is intended to qualify under Sections 401 of the Internal Revenue Code. Participants may contribute up to applicable annual Internal Revenue Code limits. The 401(k) Plan provides for automatic salary deferrals of 3% of compensation with a 1% escalator each year. Participants are permitted to waive the automatic deferral provision. All participants’ deferrals, rollovers and matching contributions are 100% vested when contributed. The 401(k) plan allows the Company to make matching contributions and profit-sharing contributions to eligible participants. Effective January 1, 2019, the Company began making contributions of up to $500 per year to eligible participants. The contribution expense was $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Table of Contents.
Note 10. Income Taxes
The components of income (loss) before the provision for (benefit from) income taxes is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(25,983)	$19,663	$(18,086)
Foreign	1,442	1,387	914
Ending balance	$(24,541)	$21,050	$(17,172)

The provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current tax expense
Federal	$—	$—	$—
State	2	32	24
Foreign	(10)	265	331
Total current tax (benefit) expense	(8)	297	355
Deferred tax expense:
Federal	—	—	—
State	—	—	—
Foreign	(277)	—	—
Total deferred tax (benefit) expense	(277)	—	—
Provision for (benefit from) income taxes	$(285)	$297	$355

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Tax benefit at U.S. statutory rate	$(5,154)	$4,402	$(3,470)
State income taxes, net of federal benefit	10	32	24
Foreign income and withholding taxes	79	89	(22)
Expenses from resolution of certain tax audits and expiration of statute of limitations	64	(32)	(16)
Stock-based compensation	(6,386)	113	258
Section 162(m)	621	—	—
Expired attributes	3,118	1,964	846
Change in valuation allowance	6,986	(5,857)	(3)
Research and development credits	(43)	(261)	(72)
Global Intangible Low-Taxed Income	—	6	176
Adoption of accounting principles	—	—	2,464
Other	420	(159)	170
Provision for (benefit from) income taxes	$(285)	$297	$355

As a result of the Tax Cuts and Jobs Act (the Tax Act), foreign accumulated earnings that were subject to the mandatory transition tax as of December 31, 2017, can be repatriated to the U.S. without incurring further U.S. federal tax. The Tax Act moves towards a modified territorial tax system through the provision of a 100% dividend received deduction for the foreign-source portions of dividends received from controlled foreign subsidiaries. As a result, the Company continues to evaluate the indefinite reinvestment assertions with regards to unremitted earnings for our foreign subsidiaries. As of December 31, 2021, 44196 and 2019, the total undistributed earnings of the Company’s foreign subsidiaries were approximately $3.4 million, $3.5

Table of Contents.
million and $1.4 million, respectively. Historically, the Company has asserted its intention to indefinitely reinvest the undistributed earnings of foreign subsidiaries. The unrecognized deferred tax liability on the portion of the undistributed earnings considered indefinitely reinvested is not material.
Deferred income taxes result from differences in the recognition of expenses for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of our deferred income tax assets as of the periods presented are as follows (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets
Accrued expense and others	$4,197	$4,083
Stock-based compensation	4,605	1,230
Net operating losses	29,092	21,622
Tax credit carryforwards	6,263	6,726
Fixed assets	—	167
Interest expense and other	—	—
Gross deferred tax assets	$44,157	$33,828
Valuation allowance	(35,080)	(26,257)
Total deferred tax assets	$9,077	$7,571
Deferred tax liabilities
Section 481(a) adjustment	$(461)	$(110)
Deferred commissions	(8,339)	(7,461)
Total deferred tax liabilities	$(8,800)	$(7,571)
Net deferred tax assets	$277	$—

The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. Due to the losses the Company generated in prior years, management believes it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company established a full valuation allowance on its U.S. net deferred tax assets. The valuation allowance increased by $8.8 million for the year ended December 31, 2021. The Company has not recorded a valuation allowance on its net UK deferred tax assets as the Company believes it will generate sufficient future taxable income to realize the deferred tax asset in the UK.
As of December 31, 2021, the Company had net operating loss carryforwards of approximately $116.8 million for federal income tax purposes, of which a portion will begin to expire in 2022 if unused. As a result of Tax Act, $77.1 million of the federal net operating loss carryovers will carryover indefinitely and are limited to 80% of taxable income. The Company had net operating loss carryforwards of approximately $75.4 million for state income tax purposes, which will begin to expire in the year 2022 if unused.
As of December 31, 2021, the Company has research and development credit carryforwards of approximately $4.4 million for federal income tax and $4.7 million for state income tax purposes. The federal research and development tax credit will begin to expire in 2022 if unused. State research and development tax credits carryforward indefinitely.
The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. The Company completed a review of any potential limitation on the use of its net operating losses under Section 382 through December 31, 2021. Based on such review, the Company does not believe Section 382 of the Internal Revenue Code will adversely impact its ability to use its current net operating losses to offset future taxable income, if any,
The Company complies with ASC 740-10, Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. This pronouncement sets a “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions. We do not anticipate any significant changes to unrecognized tax benefits in the next 12 months. The Company recognize interest and penalties related to uncertain tax positions in income tax expense.

Table of Contents.
A reconciliation of the beginning and ending balance of total unrecognized tax position is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$2,397	$2,206	$2,061
Decrease related to prior year tax provisions	(151)	—	—
Increase related to current year tax positions	341	236	$187
Decrease due to lapse of applicable statute of limitations	(72)	(45)	$(42)
Ending balance	$2,515	$2,397	$2,206

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company recognized an immaterial amount of interest and penalties associated with unrecognized tax benefits in 2021, 2020 and 2019. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. If recognized, $0.4 million would affect the Company’s effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. As of December 31, 2021, all of the years remain open to examination by the federal and state tax authorities for three or four years from the tax year in which net operating losses or tax credits are utilized. There have been no examinations of our income tax returns by any tax authority.
Note 11. Net Income (Loss) Per Share Attributable to Common Stockholders
The following tables set forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
Basic net income (loss) per share	2021	2020	2019
Net income (loss)	$(24,256)	$20,753	$(17,527)
Change in Class B-1 preferred stock redemption value	—	—	(10,047)
Cumulative preferred dividends allocated to preferred stockholders	(558)	(5,685)	(4,774)
Net income (loss) attributable to common stockholders	(24,814)	15,068	(32,348)
Income available to participating securities	—	(11,015)	—
Net income (loss) available to common stockholders	$(24,814)	$4,053	$(32,348)
Net income (loss) per share of common stock, basic	$(0.57)	$0.40	$(3.68)
Weighted-average common stock outstanding, basic	43,562,604	10,017,574	8,788,628

	Year Ended December 31,
Diluted net income (loss) per share	2021	2020	2019
Net income (loss)	$(24,256)	$20,753	$(17,527)
Change in Class B-1 preferred stock redemption value	—	—	(10,047)
Cumulative preferred dividends allocated to preferred stockholders	(558)	(5,685)	(4,774)
Net income (loss) attributable to common stockholders	(24,814)	15,068	(32,348)
Reallocation of earnings to participating securities considering potentially dilutive securities	—	(9,450)	—
Net income (loss) available to common stockholders	$(24,814)	$5,618	$(32,348)
Net income (loss) per share of common stock, diluted	$(0.57)	$0.35	$(3.68)
Weighted average common stock outstanding, basic	43,562,604	10,017,574	8,788,628
Weighted average dilutive effect of stock options and restricted stock	—	6,169,575	—
Weighted-average common stock outstanding, diluted	43,562,604	16,187,149	8,788,628

Table of Contents.
The following table sets forth the potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2021	2020	2019
Convertible preferred stock (on an if-converted basis)	—	5,543,918	27,227,466
Stock options	9,341,242	426,542	9,390,407
Restricted stock units	3,737,565	—	187,500
ESPP purchase rights	88,059	—	—
Total antidilutive securities	13,166,866	5,970,460	36,805,373
Note 12. Related Party Transactions
The Company incurred engineering and quality assurance costs from a third-party vendor in 2021, 2020 and 2019. The chief executive officer of the third-party vendor is considered an immediate family member of the Company’s chief technology officer. The Company recorded $2.5 million, $1.7 million and $1.5 million in 2021, 2020 and 2019, respectively, in research and development expense relating to this third-party vendor on the consolidated statements of operations. As of December 31, 2021 and 2020, the Company recorded $0.3 million in accounts payable and $0.2 million in accrued liability, respectively, on the consolidated balance sheets for the amount owed to this third party vendor.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2021. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

None.

Table of Contents.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference to our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2021 (“2022 Proxy Statement”).
Item 11. Executive Compensation
The information required by this Item 11 will be included in our 2022 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our 2022 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Table of Contents.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) We have filed the following documents as part of this Form 10-K:
1.Financial Statements
Information in response to this Item is included in Part II, Item 8 of this report on Form 10‑K.
2.Financial Statement Schedules
All schedules are omitted because they are not required, not applicable or the required information is included in the consolidated financial statements or notes thereto.
3.Exhibits
The following exhibits, as required by Item 601 of Regulation S-K are filed with or incorporated by reference in this report as stated below.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39965	3.1	2/8/2021
3.2	Amended and Restated Bylaws.	8-K	001-39965	3.2	2/8/2021
4.1	Description of Capital Stock.	10-K	001-39965	4.1	3/30/2021
10.1 +	ON24, Inc. 2000 Stock Option Plan, as amended, and form of stock option agreement thereunder.	S-1	333-251967	10.1	1/8/2021
10.2 +	ON24, Inc. 2014 Stock Option Plan, as amended, and form of stock option agreement thereunder.	S-1	333-251967	10.2	1/8/2021
10.3 +	ON24, Inc. 2021 Equity Incentive Plan and form of stock option agreement and form of restricted stock units agreement thereunder.	10-K	001-39965	10.3	3/30/2021
10.4 +	ON24, Inc. 2021 Employee Stock Purchase Plan.	S-1	333-251967	10.4	1/8/2021
10.5 +	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-251967	10.5	1/8/2021
10.6 +	Form of Offer Letter between the Registrant and certain of its executive officers.	S-1	333-251967	10.6	1/8/2021
10.7 +	Tenth Amended and Restated Investors’ Rights Agreement, dated April 12, 2019, by and among the Registrant and certain of its stockholders.	S-1	333-251967	10.7	1/8/2021
10.8 +	Form of Executive Severance Agreement.	S-1	333-251967	10.8	1/8/2021
10.9	Office Lease Agreement, dated January 2, 2018, by and between the Registrant and 50 Beale Street, LLC.	S-1	333-251967	10.9	1/8/2021
10.10	First Amendment to Sixth Amended and Restated Loan and Security Agreement, dated February 11, 2022,, by and between the Registrant and Comerica Bank.					X
10.11 *	ON24, Inc. Sixth Amended and Restated Loan and Security Agreement.	10-Q	001-39965	10.1	11/12/2021
10.12	Fifth Amended and Restated Loan and Security Agreement, dated January 16, 2019, by and between the Registrant and Comerica Bank.	S-1	333-251967	10.10	1/8/2021
10.13	Consulting Agreement, dated July 1, 2010, by and between the Registrant and InfoHorizon, LLC, and the related Statement of Work Number One, dated July 1, 2010.	S-1	333-251967	10.11	1/8/2021
10.14	Non-Employee Director Compensation Policy.	S-1	333-251967	10.12	1/8/2021
10.15+	Continuing Employment Letter, dated January 21, 2021, between the Registrant and Sharat Sharan.	S-1/A	333-251967	10.13	1/25/2021
21.1	List of Subsidiaries of the Registrant.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2
Certification of Principal Financial and Accounting Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

†	Indicates a management contract or compensatory plan.
*
Certain portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because they are not material and they are the type of information that the registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

Table of Contents.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON24, Inc.

Date: March 11, 2022	By:	/s/ Sharat Sharan
Sharat Sharan
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: March 11, 2022	By:	/s/ Steven Vattuone
Steven Vattuone
Chief Financial Officer
(Principal Financial and Accounting Officer)
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sharat Sharan and Steven Vattuone, and each of them, as his true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him and in his name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
s/ Sharat Sharan	President, Chief Executive Officer and Director	March 11, 2022
Sharat Sharan	(Principal Executive Officer)

/s/ Steven Vattuone	Chief Financial Officer	March 11, 2022
Steven Vattuone	(Principal Financial and Accounting Officer)

/s/ Irwin Federman	Director	March 11, 2022
Irwin Federman

/s/ Denise Persson	Director	March 11, 2022
Denise Persson

/s/ Holger Staude	Director	March 11, 2022
Holger Staude

/s/ Dominique Trempont	Director	March 11, 2022
Dominique Trempont

/s/ Barry Zwarenstein	Director	March 11, 2022
Barry Zwarenstein