Form 10-Q
period 2022-03-31
ON24 INC.
filed 2022-05-12
CIK 1110611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2022, the registrant had 46,849,344 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Report, contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections titled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts”, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:
•our ability to attract new customers and expand sales to existing customers.
•our ability to increase our revenue in future periods;
•fluctuation in our performance, our history of net losses and expected increases in our expenses;
•competition and technological development in our markets and any decline in demand for our solutions or generally in our markets;
•our ability to expand our sales and marketing capabilities and otherwise manage our growth;
•the impact of the COVID-19 pandemic and future variants of the virus on our customer growth rate, which may decline in future periods compared to 2021 as the impact of COVID-19 lessens, particularly as more people get vaccinated, mask mandates ease and our customers and their users consider engaging more frequently in in-person marketing activities;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ON24, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$97,500	$164,948
Marketable securities	261,527	217,609
Accounts receivable, net of allowances and reserves of $2,702 and $2,677 as of March 31, 2022 and December 31, 2021, respectively	42,078	46,117
Deferred contract acquisition costs, current	14,345	11,921
Prepaid expenses and other current assets	11,759	8,467
Total current assets	427,209	449,062
Property and equipment, net	8,672	8,780
Operating right-of-use assets	6,755	—
Deferred contract acquisition costs, non-current	18,023	20,887
Other long-term assets	1,469	1,760
Total assets	$462,128	$480,489
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,149	$3,123
Accrued and other current liabilities	18,707	19,011
Deferred revenue	92,127	96,225
Finance lease liabilities, current	1,637	1,768
Operating lease liabilities, current	2,462	—
Total current liabilities	120,082	120,127
Finance lease liabilities, non-current	1,377	1,648
Operating lease liabilities, non-current	6,744	—
Other long-term liabilities	1,379	3,624
Total liabilities	129,582	125,399
Commitments and contingencies (See Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share; 500,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 47,408,846 and 47,727,346 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	545,144	550,839
Accumulated deficit	(210,998)	(195,519)
Accumulated other comprehensive loss	(1,605)	(235)
Total stockholders’ equity (deficit)	332,546	355,090
Total liabilities and stockholders’ equity	$462,128	$480,489

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscription and other platform	$43,477	$42,910
Professional services	5,015	7,189
Total revenue	48,492	50,099
Cost of revenue:
Subscription and other platform	9,602	7,485
Professional services	3,342	3,209
Total cost of revenue	12,944	10,694
Gross profit	35,548	39,405
Operating expenses:
Sales and marketing	29,193	23,925
Research and development	10,644	7,946
General and administrative	10,877	9,768
Total operating expenses	50,714	41,639
Loss from operations	(15,166)	(2,234)
Interest expense	54	231
Other (income) expense, net	177	116
Loss before provision for income taxes	(15,397)	(2,581)
Provision for income taxes	82	249
Net loss	(15,479)	(2,830)
Cumulative preferred dividends allocated to preferred stockholders	—	(558)
Net loss attributable to common stockholders	$(15,479)	$(3,388)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.32)	$(0.10)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	47,631,813	32,615,648

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(15,479)	$(2,830)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	21	(6)
Unrealized loss on available for sale debt securities, net of tax	(1,391)	—
Total other comprehensive loss	(1,370)	(6)
Total comprehensive loss	$(16,849)	$(2,836)

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(Unaudited)

	Convertible Preferred Stock		Redeemable convertible preferred stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	—	$—	47,727,346	$5	$550,839	$(195,519)	$(235)	$355,090
Repurchase of common stock	—	—	—	—	(964,895)	—	(14,293)	—	—	(14,293)
Issuance of common stock upon exercise of stock options	—	—	—	—	415,918	—	847	—	—	847
Issuance of common stock upon release of restricted stock units	—	—	—	—	230,477	—	—	—	—	—
Payment for employee tax withholding upon net share settlement on equity awards	—	—	—	—	—	—	(1,756)	—	—	(1,756)
Stock-based compensation expense	—	—	—	—	—	—	9,507	—	—	9,507
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,370)	(1,370)
Net loss	—	—	—	—	—	—	—	(15,479)	—	(15,479)
Balance as of March 31, 2022	—	$—	—	$—	47,408,846	$5	$545,144	$(210,998)	$(1,605)	$332,546

	Convertible Preferred Stock		Redeemable convertible preferred stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	21,683,548	$83,857	5,543,918	$70,000	10,896,137	$1	$27,512	$(171,263)	$94	$(143,656)
Conversion of convertible preferred stock and redeemable convertible preferred stock to common stock upon initial public offering	(21,683,548)	(83,857)	(5,543,918)	(70,000)	27,227,466	3	153,854	—	—	153,857
Issuance of common stock upon initial public offering, net of underwriting discounts and other offering costs	—	—	—	—	7,599,928	1	348,013	—	—	348,014
Issuance of common stock upon exercise of stock options	—	—	—	—	598,253	—	1,411	—	—	1,411
Payment for employee tax withholding upon net share settlement on equity awards	—	—	—	—	—	—	(2,001)	—	—	(2,001)
Stock-based compensation expense	—	—	—	—	—	—	4,994	—	—	4,994
Other comprehensive loss	—	—	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	—	—	(2,830)	—	(2,830)
Balance as of March 31, 2021	—	$—	—	$—	46,321,784	$5	$533,783	$(174,093)	$88	$359,783

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,479)	$(2,830)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,207	1,160
Stock-based compensation expense	9,507	4,994
Amortization of deferred contract acquisition costs	4,067	3,674
Provision for allowance for doubtful accounts and billing reserve	260	517
Non-cash lease expense	519	—
Other	254	—
Changes in operating assets and liabilities:
Accounts receivable	3,779	2,522
Deferred contract acquisition costs	(3,627)	(5,450)
Prepaid expenses and other assets	(3,555)	(5,053)
Accounts payable	1,742	601
Accrued liabilities	(752)	373
Deferred revenue	(4,098)	3,322
Other non-current liabilities	(594)	(126)
Net cash (used in) provided by operating activities	(6,770)	3,704
Cash flows from investing activities:
Purchase of property and equipment	(984)	(520)
Purchase of marketable securities	(60,271)	—
Proceeds from maturities and paydowns of marketable securities	14,708	—
Net cash used in investing activities	(46,547)	(520)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts	—	353,397
Proceeds from exercise of stock options	1,157	1,411
Payment of tax withholding obligations related to net share settlements on equity awards	(1,756)	(2,001)
Payment for repurchase of common stock	(13,074)	—
Repayments of long-term debt	(66)	(22,407)
Repayment of capital lease obligations	(417)	(577)
Payments of offering costs	—	(2,305)
Net cash (used in) provided by financing activities	(14,156)	327,518
Effect of exchange rate changes on cash, cash equivalents and restricted cash	27	(6)
Net increase in cash, cash equivalents and restricted cash	(67,446)	330,696
Cash, cash equivalents and restricted cash, beginning of period	165,043	58,345
Cash, cash equivalents and restricted cash, end of period	$97,597	$389,041
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$31	$11
Cash paid for interest	$46	$256
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets (in thousands):
Cash and cash equivalents	$97,500	$388,940
Restricted cash included in other assets, non-current	97	101
Total cash, cash equivalent, and restricted cash	$97,597	$389,041

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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Certain information and note disclosures included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2021. In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are normal and recurring in nature and necessary for fair financial statement presentation. All intercompany transactions and balances have been eliminated in consolidation.
The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results anticipated for the full year.
Certain prior period amounts have been reclassified on the condensed consolidated balance sheets and in Note 5 to conform to the current year's presentation. Prior to the adoption of Accounting Standard Update (ASU) No. 2016-02 Leases (Topic 842) on January 1, 2022 (as further discussed below), capital leases and equipment loans were reported together as long-term debt, current and non-current, on the condensed consolidated balance sheets. Upon the adoption of the new lease standard, capital leases are now presented separately as finance leases, current and non-current, on the condensed consolidated balance sheets. The current and non-current portion of equipment loans have been reclassified to accrued and other current liabilities and other long-term liabilities, respectively, on the condensed consolidated balance sheets.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the estimated expected benefit period for deferred contract acquisition costs, the determination of standalone selling price for the Company’s performance obligations, the allowance for doubtful accounts and billing reserve, the useful lives of long-lived assets, the assumptions used to measure stock-based compensation, the valuation of deferred income tax assets and uncertain tax positions. Actual results could differ from those estimates.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021. Other than the changes to the accounting policy for leases related to the adoption of ASC 842 on January 1, 2022 discussed below, there has been no material change to the Company’s significant accounting policies during the three months ended March 31, 2022.
Leases
The Company determines if an arrangement is a lease at inception. Lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. The interest rate used to determine the present value of the future lease payments is the Company's incremental borrowing rate because the interest rate implicit in its leases is not readily determinable. Right-of-use asset (ROU) asset is determined based on the lease liability initially established and reduced for any prepaid lease payments and any lease incentives received. The lease term to calculate the ROU asset and related lease liability may include options to extend or terminate the lease when the Company is reasonably certain that it will exercise the option.
Variable lease payments are expensed as incurred and are not included in the ROU assets and lease liabilities Leases with an initial term of 12 months or less are recognized in the condensed consolidated statements of operations on a straight-line basis over the lease term.
Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components and non-lease components as a single lease component for its new or modified office facility operating leases entered into on or after January 1, 2022.
Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments Topic 326: Credit Losses Measurement of Credit Losses on Financial Instruments (Topic 326), as amended, which requires an entity to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts utilizing a new impairment model known as the current expected credit loss (CECL) model. The new guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, ASU No. 2016-13, is effective for the annual periods in fiscal years beginning after December 15, 2019, and interim periods therein. For all other entities ASU No. 2016-13, is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal year. The Company has elected to use the extended transition period that allows the Company to delay adoption of new or revised accounting pronouncements until such pronouncements are made applicable to private companies under the Jumpstart Our Business Startups Act of 2012. The Company is currently evaluating the impact of adopting this standard and does not expect the adoption to have a material impact on its consolidated financial statements.
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
The Company adopted the new lease standard effective January 1, 2022 on a modified retrospective basis using the effective date transition method, which applied the provisions of the new guidance at the effective date without adjusting the comparative periods presented. On the adoption date, the Company recognized on its condensed consolidated balance sheets $7.2 million of additional right-of-use assets, $9.6 million additional lease liabilities, and derecognized existing deferred rent and lease incentives totaling $2.4 million. The Company’s accounting for finance leases remained substantially unchanged.

The Company elected a number of the practical expedients permitted under the transition guidance within the new standard. This included the election to apply the practical expedient package upon transition, which comprised the following:
•The Company did not reassess whether expired or existing contracts are or contain a lease;
•The Company did not reassess the classification of existing leases; and
•The Company did not reassess the accounting treatment for initial direct costs.
The Company also elected to apply the hindsight practical expedient which allows the Company to use hindsight in determining the lease term.
In addition, the Company elected the practical expedient related to short-term leases, which allows the Company not to recognize a ROU asset and lease liability for leases with an initial expected term of 12 months or less. The Company also elected to account for lease and non-lease components as a single lease component for operating facility leases.
Other than described above, the adoption of the new lease standard did not have any other material impacts on the Company’s consolidated financial statements. Additionally, the adoption of ASU 2016-02 has no impact on the Company’s debt-covenant compliance under its current revolving credit facility. See Note 6 for additional disclosure on leases.
Note 2. Revenue
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic region based on the shipping address of customers (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$36,549	$36,954
EMEA	8,147	9,496
Other	3,796	3,649
Total revenue	$48,492	$50,099

The following table summarizes the foreign countries which contributed 10% or more of the total revenue (in thousands):

	Three Months Ended March 31,
	2022	2021
United Kingdom	*	12%

*	Represent less than 10% of total revenue
No single customer accounted for 10% or more of the total revenue during the three months ended March 31, 2022 and 2021. Additionally, no single customer accounted for 10% or more of accounts receivable as of March 31, 2022 and December 31, 2021.

Contract Balances
Accounts receivable: The Company records accounts receivable when the Company has a contractual right to consideration. In some arrangements, a right to consideration for the Company’s performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled receivable. As of March 31, 2022 and December 31, 2021, unbilled receivables were included within accounts receivable, net of allowance for doubtful accounts and billing reserves on the condensed consolidated balance sheets and were not material.
Contract assets: The Company records a contract asset when the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. Contract assets are included in prepaid expenses and other current assets in the condensed consolidated balance sheets and were not material as of March 31, 2022 and December 31, 2021.
Contract liabilities: The Company defers its revenue when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized during the following 12-month period and the remaining portion is recorded as noncurrent, which is included in other long-term liabilities on the condensed consolidated balance sheet. The amount of revenue recognized in the three months ended March 31, 2022 that was included in deferred revenue at the beginning of the period was $40.0 million.
Remaining Performance Obligations
The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company may bill for the full term in advance or on an annual, quarterly or monthly basis, depending on the terms of the agreement. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $146.5 million, which consists of both billed consideration in the amount of $92.8 million and unbilled consideration in the amount of $53.7 million that the Company expects to recognize as revenue. As of March 31, 2022, the Company expects to recognize 81% of its remaining performance obligations as revenue over the subsequent 12 months and the remainder thereafter.
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
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years as the Company specifically anticipates renewals of customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. The Company determines the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of its platform and related significant features. Amortization of deferred contract acquisition costs was $4.1 million and $3.7 million for the three months ended March 31, 2022 and 2021, respectively. and is included in sales and marketing expense in the condensed consolidated statements of operations.
The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. The Company has no impairment losses relating to deferred contract acquisition costs during the periods presented.

Note 3. Marketable Securities
Marketable securities consisted of the following as of the periods presented (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities
U.S. Treasury securities	$196,282	$1	$(1,544)	$194,739
Certificates of deposit	14,273	4	(43)	14,234
Corporate debt securities	32,979	—	(267)	32,712
Commercial paper	14,712	—	(48)	14,664
Asset-backed securities	5,187	—	(9)	5,178
Total marketable securities	$263,433	$5	$(1,911)	$261,527

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities
U.S. Treasury securities	$157,681	$—	$(404)	$157,277
Certificates of deposit	6,495	—	(5)	6,490
Corporate debt securities	36,422	—	(95)	36,327
Commercial papers	11,624	2	(6)	11,620
Asset-backed securities	5,901	1	(7)	5,895
Total marketable securities	$218,123	$3	$(517)	$217,609

The Company’s marketable securities have been classified as available for sale. All available for sale debt securities are available for use in current operations. Accordingly, they have been classified as current.
Marketable securities in an unrealized loss position for less than 12 months consisted of the following as of the periods presented (in thousands):

	March 31, 2022		December 31, 2021
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$179,056	$(1,544)	$143,590	$(404)
Certificates of deposit	11,727	(43)	6,490	(5)
Corporate debt securities	31,990	(267)	36,327	(95)
Commercial paper	14,663	(48)	6,984	(6)
Asset-backed securities	5,007	(9)	4,967	(7)
Total	$242,443	$(1,911)	$198,358	$(517)

As of March 31, 2022 and December 31, 2021, the Company had no marketable securities in a continuous loss position for 12 months or more.

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
The Company had no realized gains or losses from marketable securities that were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2022 and 2021.
The following summarizes the remaining contractual maturities of the Company’s marketable securities as of March 31, 2022:

Fair Value
One year or less	$240,174
Over one year through five years	21,353
Total marketable securities	$261,527

Note 4. Fair Value Measurement
The following tables summarize the Company’s financial instruments recorded at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds	$94,358	$—	$—	$94,358
Marketable Securities
U.S. Treasury securities	—	194,739	—	194,739
Certificates of deposit	—	14,234	—	14,234
Corporate debt securities	—	32,712	—	32,712
Commercial paper	—	14,664	—	14,664
Asset-backed securities	—	5,178	—	5,178
Total cash equivalents and marketable securities	$94,358	$261,527	$—	$355,885

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds	$151,079	$—	$—	$151,079
Marketable Securities
U.S. Treasury securities	—	157,277	—	157,277
Certificates of deposit	—	6,490	—	6,490
Corporate debt securities	—	36,327	—	36,327
Commercial paper	—	11,620	—	11,620
Asset-backed securities	—	5,895	—	5,895
Total cash equivalents and marketable securities	$151,079	$217,609	$—	$368,688

As of March 31, 2022 and December 31, 2021, the Company classified its highly liquid money market mutual funds within level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classified its U.S. Treasury securities, certificates of deposit, commercial paper, corporate debt securities and asset-backed securities within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded.
Note 5. Balance Sheets Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of the periods presented (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses	$9,315	$5,617
Other receivables	2,245	2,786
Other	199	64
Prepaid expenses and other current assets	$11,759	$8,467

Property and Equipment, Net
Property and equipment, net consisted of the following as of the periods presented (in thousands):

	March 31, 2022	December 31, 2021
Computer, equipment and software(1)	$29,312	$28,227
Furniture and fixtures	1,118	1,118
Leasehold improvements	3,772	3,776
Property and equipment, gross	34,202	33,121
Less: Accumulated depreciation and amortization(2)	(25,530)	(24,341)
Property and equipment, net	$8,672	$8,780

(1)	Includes assets recorded under finance leases of $5.3 million as of March 31, 2022 and December 31, 2021.

(2)	Includes amount for assets recorded under finance leases of $2.6 million and $2.2 million as of March 31, 2022 and December 31, 2021, respectively.
Depreciation and amortization expense was $1.2 million for the three months ended March 31, 2022 and 2021.
The following table presents the property and equipment, net of depreciation and amortization, by geographic region as of the periods presented (in thousands):

	March 31, 2022	December 31, 2021
United States	$7,761	$7,899
EMEA	848	816
Other	63	65
Total property and equipment, net	$8,672	$8,780

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the periods presented (in thousands):

	March 31, 2022	December 31, 2021
Accrued bonus	$2,000	$3,922
Accrued vacation	3,843	3,473
Accrued commissions	2,100	2,633
Other accrued compensation and benefits	2,112	2,474
Accrued ESPP	958	392
Sales and other tax liabilities	1,295	1,204
Accrued professional service fees	1,561	647
Other	4,838	4,266
Accrued and other current liabilities	$18,707	$19,011

Other Long-term Liabilities
Other long-term liabilities consisted of the following as of the periods presented (in thousands):

	March 31, 2022	December 31, 2021
Deferred rent liabilities	$—	$1,988
Deferred revenue	714	937
Other	665	699
Other long-term liabilities	$1,379	$3,624

Note 6. Leases
The Company entered into operating leases primarily for office facilities and finance leases primarily for computer and network equipment purchases. These leases have terms generally ranging from 3 year to 12 years. The Company’s lease agreements generally do not contain any material variable lease payments, residual value guarantees or restrictive covenants.
The balance sheet classification of the Company’s right-of-use assets and lease liabilities as of the period presented was as follows (in thousands):

Leases	Classification	March 31, 2022
Non-Current Assets
Finance lease assets	Property, plant and equipment, net	$2,622
Operating lease assets	Operating right-of-use asset	6,755
Total leased assets		$9,377
Current Liabilities
Finance	Finance lease liabilities, current	$1,637
Operating	Operating lease liabilities, current	2,462
Non-Current Liabilities
Finance	Finance lease liabilities	1,377
Operating	Operating lease liabilities	6,744
Total leased liabilities		$12,220

The components of lease cost were as follows (in thousands):

Lease Cost	Classification	Three Months Ended March 31, 2022
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$438
Interest on finance lease liabilities	Interest expense	45
Total finance lease cost		$483
Operating lease cost	Selling, general and administrative expenses	$683

The undiscounted future lease payments under the lease liabilities as of March 31, 2022 were as follows (in thousands):

Maturity of Lease Liabilities	Finance Lease	Operating Lease
Remainder of 2022	$1,449	$2,039
2023	1,607	2,832
2024	80	2,777
2025	—	2,169
Total lease payments	3,136	9,817
Less imputed interest	(122)	(611)
Present value of lease liabilities	$3,014	$9,206

The undiscounted future lease payments as of December 31, 2021 prior to the Company’s adoption of the new lease standard were as follows (in thousands):

	Finance Lease	Operating Lease
2022	$1,888	$2,633
2023	1,607	2,844
2024	80	2,789
2025	—	2,272
Total payments	3,575	10,538
Less: Amount representing interest	(159)	—
Total payments, net of interest	$3,416	$10,538

Under ASC 840, the previous lease standard, rent expense, including common area maintenance charges, related to operating leases was $2.9 million, $2.8 million and $3.0 million, for 2021, 2020 and 2019, respectively.
The weighted-average lease term and discount rate as of March 31, 2022 were as follows:

	Finance Lease	Operating Lease
Weighted-average remaining lease term	1.7 years	3.6 years
Weighted-average discount rate	4.45%	3.76%

Supplemental cash flow information was as follows (in thousands):

Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$470
Financing cash used by finance leases	417
Right of use assets obtained in exchange for new lease liabilities:
Operating leases - adoption	7,246
Operating leases - three months ended March 31, 2022	—
Finance leases	—
Note 7. Credit Facility
In September 2021, the Company amended its revolving line of credit with a financial institution effective August 2021, which increased the Company's borrowing capacity to a maximum of $50.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows the Company to borrow up to $50.0 million if the Company maintains at least $100.0 million on deposit at the institution. If such deposit is less than $100.0 million, the Company may borrow up to the lesser of $50.0 million or an amount determined by the Company's trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate, as defined by the agreement. As of March 31, 2022, the Company did not draw down on its line of credit and has a borrowing capacity of $50.0 million. The terms of the agreement permit voluntary prepayment without premium or penalty. The revolving credit facility matures in August 2024 and is secured by substantially all of the Company’s assets. The outstanding principal balance on the revolving line of credit, if any, is due at maturity. The Company is required to pay quarterly in arrears a commitment fee of 0.15% per annum on the undrawn portion available under the revolving line of credit. As of March 31, 2022, the Company had an outstanding standby letter of credit of $1.2 million as a guarantee for a leased space.
Interest on the revolving credit facility is payable monthly in arrears at a rate equal to the lender’s prime referenced rate as defined in the agreement. Prior to this amendment, interest on the revolving line of credit was the prime rate, as published by the Wall Street Journal (Prime Rate), plus 0.75% effective July 31, 2020, and Prime Rate plus 0.50% prior to July 31, 2020. The referenced prime rate was 3.50% as of March 31, 2022 and the Prime Rate was 3.25% as of March 31, 2021, respectively.
The revolving credit facility is subject to certain restrictions and financial covenants, including the requirement of maintaining a minimum debt to EBITDA ratio when the Company’s current portion of the total borrowing exceeds $5.0 million and the Company fails to maintain $100.0 million on deposits. In addition, the revolving line of credit agreement restricts the Company from paying dividends without prior approval from the financing institution. The Company was not subject to the financial covenants as of March 31, 2022.
Note 8. Commitment and Contingencies
Purchase Obligations
The Company has non-cancelable purchase commitments of $5.1 million as of March 31, 2022, primarily related to software license fees and co-location facilities and services, of which $2.7 million is expected to be paid in remainder of 2022, $2.3 million in 2023 and $0.1 million in 2024.
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

FASB ASC 450-20, Contingencies, sets forth the rules for accounting for uncertain tax positions for taxes not based on income. When a loss contingency exists, the likelihood of the incurrence of the liability can range from probable to remote. The Company believes it is reasonably possible that a loss will result from the sales and use tax assessments in the range of zero to $0.4 million. The Company has not recorded an accrual as of March 31, 2022 and 2021.
Legal Proceedings
The Company, its Chief Executive Officer, its Chief Financial Officer, the members of its Board of Directors and the underwriters that participated in the Company’s IPO are named as defendants in a consolidated putative class action, captioned In re ON24, Inc. Securities Litigation, 4:21-cv-08578-YGR (filed November 3, 2021), that is currently pending in the United States District Court for the Northern District of California. The consolidated complaint purports to assert claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, the Company’s common stock issued in connection with the Company’s IPO. The complaints allege that the Company’s registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. Plaintiffs seek, among other things, an award of damages and attorneys’ fees and costs. The Company believes the allegations in the lawsuits are without merit. The Company is unable to reasonably estimate a possible loss or range of possible loss, if any, arising from this matter at this early stage. Accordingly, no accrued litigation expense has been recorded in the accompanying condensed consolidated financial statements.
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
Note 9. Stockholders’ Equity (Deficit) and Equity Incentive Plan
Preferred Stock
The Company’s amended and restated certificate of incorporation authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to designate the rights, preferences, privileges and restrictions of the preferred stock from time to time.
Common Stock
The Company’s amended and restated certificate of incorporation authorized the issuance of 500,000,000 shares of common stock, $0.0001 par value per share. Holders of common stock are entitled to one vote per share.
Common Stock Reserved for Future Issuance
As of March 31, 2022, the Company had the following shares of common stock reserved for future issuance under its equity incentive plan and employee share purchase plan:

Stock options outstanding	8,643,616
Restricted stock units outstanding	3,855,788
Remaining shares available for future grant under 2021 Equity Incentive Plan(1)	7,066,086
Remaining shares available for future issuance under ESPP(2)	1,702,246
Total shares of common stock reserved as of March 31, 2022	21,267,736

(1)Includes the automatic annual increase of 2,386,367 additional shares under 2021 Equity Incentive Plan on January 1, 2022.
(2)Includes the automatic annual increase of 477,273 additional shares under ESPP on January 1, 2021.

Grant Activities
Stock Options
A summary of stock option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	9,341,242	$6.83
Granted	—	—
Exercised	(545,248)	2.45		$7,414
Cancelled and forfeited	(152,378)	13.32
Balance as of March 31, 2022	8,643,616	$6.99	6.47	$68,121
Vested and exercisable	5,677,728	$4.32	5.49	$54,332

Restricted Stock Units
A summary of RSU activity under the Company’s equity incentive plans and related information is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2021	3,737,565	$20.01
Granted	564,350	15.00
Vested	(235,333)	23.30
Cancelled and forfeited	(210,794)	19.78
Unvested balance as of March 31, 2022	3,855,788	$19.09

The total fair value of RSUs vested in the three months ended March 31, 2022 was $5.5 million. There were no RSUs vested in the three months ended March 31, 2021.
Fair Value Determination
The Black-Scholes assumptions used to value the employee stock purchase rights at the grant dates are as follows:
Employee Stock Purchase Rights under ESPP

	Three Months Ended March 31,
	2022	2021
Expected term	0.50 years	0.63 years
Expected volatility	49.31%	61.00%
Risk-free interest rate	0.07%	0.06%
Dividend yield	—%	—%

Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue
Subscription and other platform	$868	$237
Professional services	174	62
Total cost of revenue	1,042	299
Sales and marketing	3,692	1,692
Research and development	1,981	782
General and administrative	2,792	2,221
Total stock-based compensation expense	$9,507	$4,994

As of March 31, 2022, unrecognized stock-based compensation expense by award type and their weighted-average recognition periods are as follows (in thousands, except years):

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$38,290	$67,929	$96
Weighted-average amortization period	2.64 years	3.18 years	0.12 years
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
When the Company has repurchased shares under the program, it reduced the common stock component of stockholder’s equity by the par value of the repurchased shares. The excess of the repurchase price over par value of the shares was charged to additional paid in capital as the Company is in an accumulated deficit position. All repurchased shares were retired and became authorized and unissued shares.
As of March 31, 2022, the Company had $28.5 million available for future share buybacks under the repurchase program. The following table presents certain information regarding shares repurchased under the program during the three months ended March 31, 2022:

Number of shares repurchased	964,895
Average price per share (including commissions)	$14.81
Total repurchase costs (in million)	$14.3
In the second quarter of 2022, the Company repurchased an additional 566,314 shares of common stock at an average per share price of $13.27 (including commissions). As of May 3, 2022, the Company has $21.0 million remaining for future share buyback under the repurchase program.

Note 10. Income Taxes
The Company’s provision for income taxes were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Provision for income taxes	$82	$249

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. The Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision quarterly. Provision for income taxes for the three months ended March 31, 2022 decreased $0.2 million, compared to the three months ended March 31, 2021. The change in provision for income taxes was primarily driven by the tax benefits associated with stock-based compensation benefit in a foreign jurisdiction.
The Company regularly performs an assessment of the likelihood of realizing benefits of its deferred tax assets. As of March 31, 2022, the Company recorded a valuation allowance against its U.S. deferred tax assets based on available evidence. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable.
Utilization of net operating loss carryforwards, tax credits and other attributes may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.
Note 11. Net Loss Per Share Attributable to Common Stockholders
The following tables set forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
Basic and diluted net loss per share	2022	2021
Net loss	$(15,479)	$(2,830)
Cumulative preferred dividends allocated to preferred stockholders	—	(558)
Net loss attributable to common stockholders	(15,479)	(3,388)
Net loss per share of common stock, basic and diluted	$(0.32)	$(0.10)
Weighted-average common stock outstanding, basic and diluted	47,631,813	32,615,648

The following table sets forth the potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2022	2021
Stock options	8,643,616	11,703,351
Restricted stock units	3,855,788	214,300
ESPP purchase rights	112,568	79,273
Total antidilutive securities	12,611,972	11,996,924

Note 12. Related Party Transactions
The Company incurred engineering and quality assurance costs from a third-party vendor in the three months ended March 31, 2022 and 2021. The chief executive officer of the third-party vendor is considered an immediate family member of the Company’s chief technology officer. The Company recorded $0.7 million and $0.5 million in the three months ended March 31, 2022 and 2021, respectively, in research and development expense relating to this third-party vendor on the condensed consolidated statements of operations. The Company recorded $0.5 million in accounts payable and accrued liabilities as of March 31, 2022 and $0.3 million in accounts payable as of December 31, 2021 on the condensed consolidated balance sheets for the amount owed to this third-party vendor.
Note 13. Subsequent Event
In April 2022, the Company acquired Vibbio AS (Vibbio), a privately-held cloud video software company in Norway, for approximately $3.0 million in cash. The integration of Vibbio’s video capabilities across the ON24 platform will allow customers to produce video content that creates more engagement, generates first-party data, and drives further personalization.

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
Similar to what has taken place in the business- to-consumer (B2C) market, our platform for digital engagement empowers business-to-business (B2B) companies with insights to better personalize their engagement. Large social media platforms have been successful at leveraging experiences and insights of consumers on their platforms to enable B2C companies to effectively understand their potential consumers. While these have been effective in the B2C market, B2B companies often lack deep insights about prospective customers to effectively understand and engage them.
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
In 2021, we also launched ON24 Go Live, which provides a new self-service virtual event solution for companies to stand up live-streaming video events faster and easier. Organizations can build a complete end-to-end external or internal event ranging from roadshows, customer conferences, virtual pop-ups, town halls, and company meetings, using pre-built templates and an easy-to-use and engaging interface.
We recently launched ON24 Forum that joins our portfolio of experience products and unifies engagement and data. ON24 Forums provides a new way to moderate interactive discussions and drive immediate action with audiences. For example, it enables audiences to participate in face-to-face, two-way video discussions.
In April 2022, we acquired Vibbio AS (Vibbio), a privately-held video software company in Norway, The integration of Vibbio’s video capabilities across the ON24 platform will allow customers to produce video content that creates more engagement, generates first-party data, and drives further personalization.

We deliver our platform products as cloud-based subscriptions that are easy to use and purpose-built for sales and marketing professionals. As of March 31, 2022, we had 2,145 customers.
Prior to developing our current cloud-based subscription model, we generated revenue from our Legacy offering, which primarily consisted of fully managed events and associated services. In connection with shifting to our current data-driven, cloud-based subscription model, we stopped selling our Legacy offering to new customers in 2018 and stopped selling it to all customers in 2020.
Our revenue was $48.5 million for the first quarter of 2022 compared to $50.1 million for the same period of 2021, representing a period-over-period decrease of 3%. We had a net loss of $15.5 million and $2.8 million for the first quarter of 2022 and 2021, respectively.
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
As conditions continue to fluctuate around the world, with vaccine administration rising in certain regions, governments and organizations have responded by adjusting their restrictions and guidelines accordingly, including the recent easing of mask mandates in certain regions. Our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity. In compliance with applicable regulations and guidance, we fully reopened our offices in April of 2022 for employees who want to work in that office.
During the COVID-19 pandemic, digital has become the primary way for people to connect, work, learn and be entertained, and for businesses to engage with customers. The imperative to optimize digital sales and marketing investments to drive revenue conversion has become more important as businesses accelerate digital transformation initiatives in response to the COVID-19 pandemic, resulting in increased usage of our subscription and other platforms, especially during the height of the COVID-19 pandemic in 2020 and early 2021.
There is no assurance that we will experience in future periods the same level of accelerated growth we experienced in 2020, and to a lesser extent in 2021. For example, our revenue recently decreased by 3% in the first quarter of 2022 compared to the same period in 2021. Our revenue growth rate also declined in 2021 compared to 2020. We may continue to face declines in our revenue in future periods as the impact of COVID-19 continues to lessen. If the effects of the COVID-19 pandemic subside, particularly as more people get vaccinated and mask mandates are lifted, our customers and their users may increasingly resume in-person marketing activities in a way that decreases usage of our platform. The extent of the impact of COVID-19 on our business and financial performance may be influenced by a number of factors, many of which we cannot control, including the emergence of recent and any future variants of the virus, future spikes of COVID-19 infections resulting in additional preventative and mitigative measures, the severity of the economic decline attributable to or influenced by the COVID-19 pandemic, the timing and nature of a potential economic recovery, the impact on our customers and our sales cycles, and our ability to generate new business leads. For additional details, see the section titled “Risk Factors.”
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
We believe our market is still relatively underpenetrated and, as a result, we see significant opportunity to market our solutions globally. We intend to pursue new customers through specialized and aligned sales teams focused on Enterprise customers, which includes companies with more than 2,000 employees, and Commercial customers, which includes companies with less than 2,000 employees.

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
International Expansion
We believe the expansion of real-time, revenue-generating marketing intelligence in international markets is a significant opportunity. For the first quarter of 2022 and 2021, approximately 25% and 26%, respectively, of our revenue came from outside the United States. We believe there is a compelling opportunity to expand our solutions internationally, both in countries where we currently operate and countries where we do not yet sell subscriptions to our solutions. Continuing to expand our international operations will require considerable management attention and other resources and may present challenges associated with complying with local expectations, customs, laws and regulations, and geopolitical disputes (including the Ukraine-Russia war), which may impact our ability to sell subscriptions to our solutions and otherwise cause our results to vary from period to period.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections and make strategic decisions. Our methods for calculating these metrics may differ from similarly titled metrics at other companies, which may hinder comparability with other companies. The following table sets forth as of the dates indicated our number of customers, our annual recurring revenue (ARR) and our customers contributing at least $100,000 in ARR ($100k Customers) as of the periods presented (in thousands):

	March 31, 2022	December 31, 2021	March 31, 2021
Customers	2,145	2,122	2,062
ARR	$167,657	$171,384	$163,051
$100k Customers	367	366	325
Number of Customers
Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. We serve customers of all sizes, ranging from small businesses to global Fortune 100 organizations across a diverse set of industries, including technology, financial services, healthcare, industrial and manufacturing, professional services and B2B information services companies. Our diverse customer base has grown from 760 customers as of December 31, 2015 to 2,145 customers as of March 31, 2022. We added 23 net customers in the first quarter of 2022 compared to the fourth quarter of 2021 with our Commercial customers, including small and midsize customers representing the largest contributor to the increase. Our platform is designed with a long-term view toward our customer relationships and to grow with customers as their needs expand.

Annual Recurring Revenue
We believe that ARR is a key metric to measure our business because it is driven by our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. ARR is calculated as the sum of the annualized value of our subscription contracts as of the measurement date, including existing customers with expired contracts that we expect to be renewed. Our ARR amounts exclude professional services, overages from subscription customers and Legacy revenue. Our ARR as of March 31, 2022, December 31, 2021 and March 31, 2021 was $167.7 million, $171.4 million and $163.1 million, respectively. The decrease in ARR from December 31, 2021 was driven by customer churn, which included certain large contract renewals that our customers elected not to renew after evaluating their near-term needs in the first quarter of 2022. Customer churn was partially offset by new ARR added during the quarter from new and existing customers. Additionally, we experienced softness in new bookings within EMEA, largely driven by the uncertain macroeconomic environment surrounding the Ukraine-Russia War.
Customers Contributing $100,000 or More to ARR
We believe that our ability to increase our $100k Customers is a key indicator for important components of the growth of our business, including our success in expanding the use of our platform within large organizations. As of March 31, 2022, December 31, 2021 and March 31, 2021, we had 367, 366 and 325 $100k Customers, respectively, demonstrating our continued penetration of larger organizations.

Results of Operations
We manage and operate as one reportable segment. The discussion below summarizes our results of operations for the periods presented, which we derived from the condensed consolidated financial statements included elsewhere in this Report.
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue:
Subscription and other platform	$43,477	$42,910
Professional services	5,015	7,189
Total revenue	48,492	50,099
Cost of revenue:
Subscription and other platform (1)	9,602	7,485
Professional services (1)	3,342	3,209
Total cost of revenue	12,944	10,694
Gross profit	35,548	39,405
Operating expenses:
Sales and marketing (1)	29,193	23,925
Research and development (1)	10,644	7,946
General and administrative (1)	10,877	9,768
Total operating expenses	50,714	41,639
Loss from operations	(15,166)	(2,234)
Interest expense	54	231
Other (income) expense, net	177	116
Loss before provision for income taxes	(15,397)	(2,581)
Provision for income taxes	82	249
Net loss	$(15,479)	$(2,830)

(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue
Subscription and other platform	$868	$237
Professional services	174	62
Total cost of revenue	1,042	299
Sales and marketing	3,692	1,692
Research and development	1,981	782
General and administrative	2,792	2,221
Total stock-based compensation expense	$9,507	$4,994

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$43,477	90%	$42,910	86%	$567	1%
Professional services	5,015	10%	7,189	14%	(2,174)	(30)%
Total revenue	$48,492	100%	$50,099	100%	$(1,607)	(3)%

Total revenue for the first quarter of 2022 decreased $1.6 million, or 3%, compared to the same period of 2021. The overall decrease in revenue was primarily driven by the $1.3 million decrease in revenue in EMEA region, which we believe largely reflects the impacts of the Ukraine-Russia War.
The decrease in professional services revenue of $2.2 million primarily reflects a higher demand for our implementation and deployment services in 2020 that continued into the first quarter of 2021. The decline in professional services revenue as a percentage of total revenue was primarily due to more of our customers elected to be “self-service” and not utilize our professional service offerings.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$9,602	20%	$7,485	15%	$2,117	28%
Professional services	3,342	7%	3,209	6%	133	4%
Total cost of revenue	$12,944	27%	$10,694	21%	$2,250	21%
Gross profit	$35,548	73%	$39,405	79%	$(3,857)	(10)%
Gross margin	73%		79%
Cost of Revenue
Cost of revenue for the first quarter of 2022 increased $2.3 million, or 21%, compared to the same period of 2021. The increase was primarily attributable to the increase in subscription and other platform cost of revenue of $2.1 million, due primarily to an increase in personnel-related expenses of $1.7 million driven by both increased headcount to support our platform and increased stock-based compensation expense of $0.6 million.
Gross Margin
Gross margin was 73% for the first quarter of 2022 compared to 79% for the same period of 2021. The decrease was primarily attributable to an increase in total cost of revenue, which increased 21%, compared to total revenue, which decreased 3%. We continue to invest in our cloud infrastructure capabilities to enable future growth and are also expanding our customer success teams.
We expect gross margin to decrease in 2022 as we continue to invest in our infrastructure, increase our utilization of the public cloud for our newer product offerings and scale our customer success organization.

Operating Expenses
Sales and Marketing

	Three Months Ended March 31,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$29,193	60%	$23,925	48%	$5,268	22%
Sales and marketing expense for the first quarter of 2022 increased $5.3 million, or 22%, compared to the same period of 2021. The increase was primarily attributable to an increase in personnel-related expenses of $4.6 million driven by both increased headcount to support the growth in our sales force and increased stock-based compensation expense of $2.0 million. The increase in sales and marketing expense was also driven by the increase of $0.7 million in advertising. The increase in sales and marketing expense as a percentage of total revenue was primarily driven by our targeted investments in our go-to-market strategy including sales enablement, partner ecosystem and selective sales hires.
We expect our sales and marketing expense to continue to increase in absolute dollars in 2022 to support demand for our digital experiences.
Research and Development

	Three Months Ended March 31,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Research and development	$10,644	22%	$7,946	16%	$2,698	34%
Research and development expense for the first quarter of 2022 increased $2.7 million, or 34%, compared to the same period of 2021. The increase was primarily attributable to an increase of $1.8 million in personnel-related expenses driven by both increased headcount for the development of our solutions and increased stock-based compensation expense of $1.2 million. The increase of $0.6 million in contractor costs for development activities also contributed to the increase of research and development expense in the first quarter of 2022. We have been ramping our investment in research and development as we expand our platform and bring new products to the market.
We expect our research and development expense to continue to increase in absolute dollars in 2022 as we focus on further developing our platform and infrastructure.
General and Administrative

	Three Months Ended March 31,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$10,877	22%	$9,768	19%	$1,109	11%
General and administrative expense for the first quarter of 2022 increased $1.1 million, or 11%, compared to the same period of 2021. The increase was primarily attributable to an increase of $1.2 million in personnel-related expenses driven by both increased headcount and increased stock-based compensation expense of $0.6 million, as well as an increase of $0.4 million in insurance expense. These increases were offset in part by a decrease of $0.8 million in accounting and contractor costs, primarily due to the additional expense we incurred for our IPO in February 2021.

We expect our general and administrative expense to increase in absolute dollars in 2022 as we enhance our general and administrative function to support the needs of a public company and the growth of our business.
Interest Expense

	Three Months Ended March 31,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$54	—%	$231	—%	$(177)	(77%)
Interest expense for the first quarter of 2022 decreased $0.2 million compared the first quarter of 2021. We repaid in full in the first quarter of 2021 the $22.4 million aggregate then outstanding principal balance of our line of credit under the revolving credit facility.
Other (Income) Expense, Net

	Three Months Ended March 31,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other (income) expense, net	$177	—%	$116	—%	$61	53%
Other (income) expense, net for the first quarter of 2022 remained relatively flat in absolute dollars compared to the same period of 2021.
Provision for Income Taxes

	Three Months Ended March 31,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Provision for income taxes	$82	—%	$249	—%	$(167)	(67%)
The decrease in provision for income taxes for the first quarter of 2022 compared to the same period of 2021 was primarily driven by the tax benefits associated with the exercise of stock options and settlement of restricted stock units in a foreign jurisdiction.
Liquidity and Capital Resources
As of March 31, 2022, we had cash, cash equivalents and marketable securities of $359.0 million. Our investments generally consist of money market mutual funds, certificates of deposit, U.S. Treasury securities and debt securities, all of which are available for use in our current operations. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We have historically funded our liquidity requirements through sales of convertible preferred stock, cash generated from our operations, borrowings and availability under our revolving credit facility, and most recently through our IPO in February 2021.
In December 2021, our board of directors authorized a share repurchase program allowing us to periodically repurchase up to $50.0 million of our common stock over an 18-month period in the open market or in privately negotiated transactions. The program may be modified, suspended, or discontinued at any time. In the first and second quarter of 2022, we spent $14.3 million and $7.5 million, respectively, on share repurchases. As of May 3, 2022, we had $21.0 million remaining for future share buyback under the repurchase program.

In April 2022, we acquired Vibbio for approximately $3.0 million in cash.
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(6,770)	$3,704
Net cash used in investing activities	$(46,547)	$(520)
Net cash (used in) provided by financing activities	$(14,156)	$327,518
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
Net cash (used in) provided by operating activities is primarily impacted by our net loss adjusted for certain non-cash items such as stock-based compensation, depreciation and amortization, amortization of deferred contract acquisition costs, as well as the effect of changes in operating assets and liabilities. Our cash flows from operating activities used net cash of $6.8 million for the first quarter of 2022 compared to provided cash of $3.7 million for the same period of 2021, resulting in a decrease of cash inflow of $10.5 million. The decrease was primarily attributable to the $12.6 million increase in net loss and $3.3 million unfavorable changes in operating assets and liabilities between the periods, partially reduced by an increase in non-cash expenses of $5.4 million.
The total non-cash adjustments for the first quarter of 2022 was $15.7 million compared to $10.3 million for the same period of 2021. The $5.4 million favorable change of non-cash adjustment was primarily driven by an increase in stock-based compensation expense of $4.5 million.
Working capital used cash of $7.1 million for the first quarter of 2022 compared to provided cash of $3.8 million for the same period of 2021, an increase of cash outflow of $3.3 million. The unfavorable change in working capital in the comparative periods were impacted by, among other items, the timing of vendor payments and prepayments, timing of cash receipts from customers, and increased business activities due to company growth.
Investing Activities
Net cash used in investing activities for the first quarter of 2022 was $46.5 million compared to $0.5 million for the same period of 2021. The increase was primarily driven by an increase in purchases of marketable securities of $60.3 million, partially offset by an increase in proceeds from maturities and paydowns of marketable securities of $14.7 million.
Our most significant capital expenditures have been investments in our equipment to support ongoing operations. We expect our capital investment to continue in the future.

Financing Activities
Net cash used in financing activities for the first quarter of 2022 was $14.2 million compared to provided cash of $327.5 million for the same period in 2021. The decrease in cash inflow was primarily driven by the $13.1 million spending on our share repurchases in the first quarter of 2022 and the proceeds of $353.4 million, net of underwriting discounts, we received from our IPO last year, offset in part by a decrease in principal repayments of $22.3 million on our line of credit.
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
Outstanding principal amounts on the revolving credit facility incur interest at a rate equal to Comerica Bank’s prime referenced rate, as defined in the loan agreement. Prior to August 31, 2021, interest on the revolving line of credit was the prime rate, as published by the Wall Street Journal, plus 0.75% effective July 31, 2020. The referenced prime rate was 3.50% as of March 31, 2022 and the prime rate was 3.25% as of March 31, 2021.
As of March 31, 2022, we had not drawn down on our of line credit under the revolving credit facility
Commitments and Contractual Obligations
The following table summarizes our non-cancelable contractual obligations as of March 31, 2022 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$9,817	$2,039	$5,609	$2,169	$—
Finance lease obligations	3,136	1,449	1,687	—	—
Equipment loans	512	205	307	—	—
Other (1)	5,085	2,659	2,426	—	—
Total	$18,550	$6,352	$10,029	$2,169	$—

(1)Amounts primarily represent our commitment under various software license and co-location facilities and services agreements. See Note 8 to condensed consolidated financial statements for additional information.
Critical Accounting Policies and Estimates
There has been no significant change during this quarter to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risks from that discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of March 31, 2022 (in thousands):

	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value as of March 31, 2022	50 BPS	100 BPS	150 BPS
Marketable securities	$263,696	$263,080	$262,329	$261,527	$260,725	$259,922	$259,119
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2022. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2022 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 3. Legal Proceedings.
We, our Chief Executive Officer, our Chief Financial Officer, the members of our board of directors, and the underwriters that participated in our IPO are named as defendants in a consolidated putative class actions, captioned In re ON24, Inc. Securities Litigation, 4:21-cv-08578-YGR (filed November 3, 2021), that is currently pending in the United States District Court for the Northern District of California. The consolidated complaint purports to assert claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, our common stock issued in connection with our IPO. The complaints allege that our registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. Plaintiffs seek, among other things, an award of damages and attorneys’ fees and costs. We believe that the allegations in the lawsuits are without merit.
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
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including our condensed consolidated financial statements and related notes, as well as in our other filings with the SEC, in evaluating our business and before investing in our common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline, and our stockholders may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties, including those risks discussed at-length below. You should read these risks before you invest in our common stock. If any of these risks actually occur, our business, financial condition or results of operations would likely be materially and adversely affected. These risks include, but are not limited to, risks relating to:
•our ability to attract new customers and expand sales to existing customers;
•our revenue growth rate may continue to decline in future periods;
•fluctuation in our performance, our history of net losses and expected increases in our expenses;
•competition and technological development in our markets and any decline in demand for our solutions or generally in our markets;
•our ability to expand our sales and marketing capabilities and otherwise manage our growth;
•the impact of the COVID-19 pandemic and future variants of the virus on our customer growth rate, which may decline in future periods compared to 2021 as the impact of COVID-19 lessens, particularly as more people get vaccinated, mask mandates are lifted and our customers and their users consider engaging in in-person marketing activities;
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
Risks Related to Our Business and Our Industry
We have not consistently sustained our revenue growth rate, and we may not be able to consistently increase our revenue in future periods.
We have grown rapidly in prior periods, particularly in 2020 and 2021. For example, for full years 2020 and 2021, our revenue was $156.9 million and $203.6 million, respectively, representing annual growth of 76% in 2020 and 30% in 2021. Our revenue growth in these prior periods, particularly in 2020, was significantly impacted by increased demand for our platform and products following the onset of the COVID-19 pandemic and resulting precautionary measures. While some of our subscriptions have multi-year terms, most have terms of one year. As subscription terms have expired throughout 2021 for customers who subscribed earlier during the pandemic, many customers have not renewed their subscriptions. We believe this reflects the lessening impact of COVID-19 on demand as well as other factors. These dynamics continued into the first quarter of 2022. Our revenue decreased 3% for the three months ended March 31, 2022, compared to the same period of 2021. If our revenue does not increase in future periods, our business, financial condition and results of operations could be harmed. Furthermore, if we cannot attract new customers to our platform or our existing customers do not continue their subscriptions, our business, financial condition and results of operations would be harmed.
As a result of our limited operating history at our current scale, our ability to forecast our future results of operations is limited and subject to a number of uncertainties. You should not rely on our 2020 or 2021 revenue growth rates, or our level of revenue for the three months ended March 31, 2022, or any other prior period, as an indication of our future performance. In future periods, our revenue may decline for a number of reasons, including any reduction in demand for our platform, increased competition, higher market penetration, a contraction of our overall market, our inability to accurately forecast demand for our platform and plan for capacity constraints or our failure, for any reason, to capitalize on growth opportunities. If our revenue does not grow, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.
Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly results of operations and financial condition may vary significantly in the future, and period-to-period comparisons may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and financial condition may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. For example, our revenue decreased in the first quarter of 2022 compared to the same period in 2021 and we may face similar declines in future periods as the impact of COVID-19 lessens, particularly as more people get vaccinated, mask mandates are lifted and our customers and their users resume more in-person marketing activities. Further, because we generally invoice our customers at the beginning of the contractual terms of their subscriptions to our solutions, our financial condition reflects deferred revenue that we recognize ratably as revenue over the contractual term. If fewer new enrollments or renewals occur as the impact of COVID-19 lessens, our cash and deferred revenue as of future dates may decrease. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include:
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
We had net loss of $15.5 million and $2.8 million in the three months ended March 31, 2022 and 2021, respectively, and we may incur net losses in the future. We intend to continue to expend significant funds to expand our direct sales force and marketing efforts to attract new customers and increase usage of our platform and products by our existing customers, to develop and enhance our platform and for general corporate purposes. To the extent we are successful in increasing our customer base, we may also incur increased losses because most of the costs associated with acquiring customers (other than sales commissions) are incurred up front, while the related subscription revenue is generally recognized ratably over the applicable subscription term. In addition, we may incur increased losses because most of the costs associated with acquiring customers, including sales commissions, require us to make cash outlays at the time we acquire a customer, and, similarly, the timing of our recognition of subscription revenue and sales commissions may not correspond with our cash position. Our subscriptions typically have terms of one year that automatically renew for successive one-year terms unless terminated. We also have certain customers with subscription terms for up to three years. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses and any increase in our cost of sales, including as a result of a shift to a hybrid cloud. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of subscriptions to our platform, and the entry or the success of competitive products and services. As a result, we may not achieve or maintain profitability in future periods.
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
The global spread of the COVID-19 pandemic, including the spread of new variants, and related containment efforts have materially affected how we and our customers operate our respective businesses. Although in some ways the COVID-19 pandemic may have accelerated our growth, the longer-term effects on our business and the overall economy remain highly uncertain. For example, a significant number of our personnel have worked from home for more than two years. As COVID-19 related restrictions have eased, in April 2022 we fully reopened our offices for personnel who are comfortable working in an office setting, but a significant number of our personnel continue to work from home. As we continue to contemplate in-person work arrangements, we plan to offer a significant percentage of our employees flexibility in the amount of time they work in an office on a regular basis. While we have learned during the COVID-19 pandemic that we can work effectively remotely, the partial return to in-office work and the potential transition to permanent remote working arrangements for some employees may present operational and workplace culture challenges and risks, including reduced productivity, lower employee retention, and increased compliance and tax obligations in a number of jurisdictions. In addition, our management team has spent, and continues to spend, significant time, attention and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce. Our ongoing efforts to safely keep open our offices may also expose our employees, customers and other third parties to health risks and us to associated liability, and they will involve additional financial burdens. Similarly, many of our customers, vendors and other third parties with which we conduct business are also working from home or transitioning to in-person work arrangements, working at reduced staffing levels and dealing with other challenges, such as supply chain disruptions and revised budgets, that are forcing them to conduct business in different ways. The extent to which these parties suffer inefficiencies or other risks from these different arrangements, and the extent to which these risks may impact us, is impossible to predict.
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
We have outsourced aspects of our infrastructure to third-party providers, and we currently use these providers to host and stream content and support our platform. For example, our content delivery networks, our interactive video functionality and some of our integration services are provided by third parties, and we plan to continue our transition to a hybrid cloud infrastructure in the future. Accordingly, we are vulnerable to service interruptions experienced by these providers, and we expect to experience interruptions, delays, or outages in service availability in the future due to a variety of factors, including infrastructure changes, human, hardware or software errors, hosting disruptions, and capacity constraints. We expect that our continued transition to a hybrid cloud infrastructure will continue to require significant investment and have a continuing effect on our cost of revenue and may not be effective in improving our capacity or redundancy. Outages and capacity constraints could also arise from a number of causes such as technical failures, natural disasters, fraud, or security attacks. The level of service provided by these providers, or regular or prolonged interruptions in that service, could also affect the use of, and our customers’ satisfaction with, our solutions and could harm our business and reputation. In addition, third-party costs will increase as subscriptions and customer use of our platform grows, which could harm our business if we are unable to grow our revenue faster than the cost of using these services or the services of similar providers.
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
Our growth, brand, reputation and ability to attract and retain customers depends in part on the ability of our customers to access our platform at any time and within an acceptable amount of time. We currently use U.S. data centers in Colorado and California. While each of our U.S. data centers provide fully redundant processing, we estimate that failover may require as long as 120 minutes to complete, during which time our platform may not be fully available to customers in the event of catastrophic failure at one of those data centers. In addition, our data center redundancy does not ensure that all platform disruptions can be restored within 120 minutes in the absence of a catastrophic failure at one of these data centers. For example, it is possible that ON24 platform services could be impacted by a cybersecurity incident that cannot be fully resolved by failover to another data center.
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
A substantial portion of our business is with large Enterprise customers. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. As of March 31, 2022, we had 367 $100k Customers, which are generally large organizations, representing 66% of our ARR. The timing of our sales with our Enterprise customers and related revenue recognition is difficult to predict because of the length and uncertainty of the sales cycle for these customers. We are often required to spend significant time and resources to educate and familiarize these potential customers with the value proposition of paying for our platform. The length of our sales cycle for these customers, from initial evaluation to payment for our platform, is often around three to six months or more and can vary substantially from customer to customer. As a result, it is difficult to predict whether and when a sale will be completed. An inability to increase our Enterprise customer base could harm our business.

We are continuing to expand our operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.
In the three months ended March 31, 2022, we generated 25% of our revenue from customers outside of the United States. We expect to continue to expand our international operations. For example, in 2020, we established a subsidiary in Japan to support our operations in the Asia-Pacific region. Our efforts to expand our current international operations, including entering new markets or countries, may not be effective. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to special risks, including risks associated with:
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
In addition, following Russia’s military invasion of Ukraine in February 2022, NATO deployed additional military forces to Eastern Europe, and the United States, European Union, and other nations announced various sanctions against Russia. The invasion of Ukraine has triggered unprecedented sanctions against Russia by the U.S., NATO, and other countries which has created global security concerns that could result in wider conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business. In the first quarter of 2022, we experienced a 14% decrease in total revenue from customers in the EMEA region as compared to the same period in 2021, which we believe was largely driven by the uncertain macroeconomic environment surrounding the Ukraine-Russia war. We are actively monitoring the conflict in Ukraine to assess its ongoing impact on our business, as well as on our customers and other parties with whom we do business.
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
As a result of the COVID-19 pandemic, a significant number of our personnel have been working from home for more than two years. As COVID-19 related restrictions have eased, we have fully reopened our offices for employees who want to work in that office, but the working arrangements differ from the arrangements before the COVID-19 pandemic; some of our employees will continue to work from home full-time or part-time. The full or partial return to in-office work and the transition to permanent remote working arrangements for some employees may result in increased costs, decreased efficiency, deterioration of corporate culture and other unforeseen challenges. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.
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
From time to time, we may be involved in disputes or regulatory inquiries that arise in the ordinary course of business involving labor and employment, wage and hour, commercial, securities or investment, intellectual property, data breach and other matters. For example, we were named in two securities class actions which have now been consolidated as described further in the section titled “Legal Proceedings.” We expect that the number and significance of these potential disputes may increase as our business expands and our company grows larger. Contractual provisions and insurance coverage may not cover potential claims and may not be adequate to indemnify us for all liabilities we may face. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Litigation is inherently unpredictable, and the results of any claims may have a material adverse effect on our business, financial condition, results of operations, and prospects.

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
We primarily rely and expect to continue to rely on a combination of patents, trade secrets, domain name protections, trademarks and copyrights, as well as confidentiality, license and subscription agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of March 31, 2022, we had 17 issued patents and 30 pending patent applications. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, the resulting patents may not effectively protect every significant feature of our solutions. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality and invention assignment agreements with our employees, consultants and third parties. These agreements may not effectively protect our proprietary rights. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or may develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any countries in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our platform, brand and other intangible assets may be diminished, and competitors may be able to more effectively replicate our platform and its features. Any of these events would harm our business.

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
As of March 31, 2022 and December 31, 2021, we had no outstanding indebtedness under a loan and security agreement with Comerica Bank, or the Revolving Credit Facility. In the first quarter of 2021, we repaid in full the $22.4 million outstanding principal balance on our Revolving Credit Facility. We may incur indebtedness in the future, which may require us to secure such obligations with substantially all of our assets; to comply with various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments and engage in transactions with our affiliates; and to meet certain financial covenants. Any substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could restrict our business operations or have other adverse consequences, including the following:
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
We sell to customers globally and have international operations primarily in the United Kingdom, Australia, Singapore and Japan. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended March 31, 2022, 13% of our revenue and 14% of our expenses, were denominated in currencies other than U.S. dollars. For the three months ended March 31, 2021, 12% of our revenue and 16% of our expenses were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes the repurchases of our shares of common stock in the first quarter of 2022

Period	Total number of shares purchased	Average price paid per shares(1)	Total number of shares purchased as part of publicly announced plans or program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2022 to January 31, 2022	476,780	$16.33	476,780	$35.0
February 1, 2022 to February 28, 2022	—	$—	—	$35.0
March 1, 2022 to March 31, 2022	488,115	$13.33	488,115	$28.5
Total	964,895	$14.81	964,895	$28.5

(1)Includes commission of $0.02 per share paid to broker.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information

None.
Item 6. Exhibits

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

ON24, Inc.

Date: May 11, 2022	By:	/s/ Sharat Sharan
Sharat Sharan
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Steven Vattuone
Steven Vattuone
Chief Financial Officer
(Principal Financial and Accounting Officer)