Form 10-Q
period 2022-06-30
ON24 INC.
filed 2022-08-11
CIK 1110611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2022, the registrant had 47,483,995 shares of common stock outstanding.

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
•adverse general economic and market conditions and spending on sales and marketing technology;
•our ability to expand our sales and marketing capabilities and otherwise manage our growth;
•the impact of the COVID-19 pandemic and future variants of the virus on our customer growth rate, which has declined in recent periods and may decline in future periods compared to 2021, as the impact of COVID-19 lessens and our customers and their users consider engaging more frequently in in-person marketing activities;
•disruptions, interruptions, outages or other issues with our technology or our use of third-party services, data connectors and data centers;
•the impact of the security incident involving ransomware that we experienced or any other cybersecurity-related attack, significant data breach or disruption of the information technology systems or networks on which we rely;
•our sales cycle, our international presence and our timing of revenue recognition from our sales;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ON24, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$79,914	$164,948
Marketable securities	264,955	217,609
Accounts receivable, net of allowances and reserves of $2,596 and $2,677 as of June 30, 2022 and December 31, 2021, respectively	39,765	46,117
Deferred contract acquisition costs, current	12,212	11,921
Prepaid expenses and other current assets	9,945	8,467
Total current assets	406,791	449,062
Property and equipment, net	8,076	8,780
Operating right-of-use assets	6,199	—
Intangible asset, net	2,250	—
Deferred contract acquisition costs, non-current	19,947	20,887
Other long-term assets	1,928	1,760
Total assets	$445,191	$480,489
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,626	$3,123
Accrued and other current liabilities	18,798	19,011
Deferred revenue	90,774	96,225
Finance lease liabilities, current	1,755	1,768
Operating lease liabilities, current	2,563	—
Total current liabilities	117,516	120,127
Finance lease liabilities, non-current	719	1,648
Operating lease liabilities, non-current	6,024	—
Other long-term liabilities	1,555	3,624
Total liabilities	125,814	125,399
Commitments and contingencies (See Note 10)
Stockholders’ equity
Common stock, $0.0001 par value per share; 500,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 47,421,627 and 47,727,346 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	548,740	550,839
Accumulated deficit	(227,210)	(195,519)
Accumulated other comprehensive loss	(2,158)	(235)
Total stockholders’ equity	319,377	355,090
Total liabilities and stockholders’ equity	$445,191	$480,489

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription and other platform	$43,064	$44,377	$86,541	$87,287
Professional services	5,174	7,741	10,189	14,930
Total revenue	48,238	52,118	96,730	102,217
Cost of revenue:
Subscription and other platform	9,958	8,179	19,560	15,664
Professional services	3,343	3,694	6,685	6,903
Total cost of revenue	13,301	11,873	26,245	22,567
Gross profit	34,937	40,245	70,485	79,650
Operating expenses:
Sales and marketing	28,850	25,465	58,043	49,390
Research and development	10,948	8,162	21,592	16,108
General and administrative	11,158	9,100	22,035	18,868
Total operating expenses	50,956	42,727	101,670	84,366
Loss from operations	(16,019)	(2,482)	(31,185)	(4,716)
Interest expense	49	106	103	337
Other (income) expense, net	103	211	280	327
Loss before provision for (benefit from) income taxes	(16,171)	(2,799)	(31,568)	(5,380)
Provision for (benefit from) income taxes	41	(282)	123	(33)
Net loss	(16,212)	(2,517)	(31,691)	(5,347)
Cumulative preferred dividends allocated to preferred stockholders	—	—	—	(558)
Net loss attributable to common stockholders	$(16,212)	$(2,517)	$(31,691)	$(5,905)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.34)	$(0.05)	$(0.67)	$(0.15)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	47,187,586	46,570,195	47,408,479	39,664,436

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(16,212)	$(2,517)	$(31,691)	$(5,347)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	(98)	114	(77)	108
Unrealized loss on available for sale debt securities, net of tax	(455)	(18)	(1,846)	(18)
Total other comprehensive loss	(553)	96	(1,923)	90
Total comprehensive loss	$(16,765)	$(2,421)	$(33,614)	$(5,257)

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(Unaudited)

	Convertible Preferred Stock		Redeemable convertible preferred stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2022	—	$—	—	$—	47,408,846	$5	$545,144	$(210,998)	$(1,605)	$332,546
Repurchase of common stock	—	—	—	—	(566,314)	—	(7,515)	—	—	(7,515)
Issuance of common stock upon exercise of stock options	—	—	—	—	247,210	—	580	—	—	580
Issuance of common stock upon release of restricted stock units	—	—	—	—	242.684	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	—	—	—	—	89,201	—	833	—	—	833
Stock-based compensation expense	—	—	—	—	—	—	9,698	—	—	9,698
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(553)	(553)
Net loss	—	—	—	—	—	—	—	(16,212)	—	(16,212)
Balance as of June 30, 2022	—	$—	—	$—	47,421,627	$5	$548,740	$(227,210)	$(2,158)	$319,377

	Convertible Preferred Stock		Redeemable convertible preferred stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	—	$—	—	$—	46,321,784	$5	$533,783	$(174,093)	$88	$359,783
Issuance of common stock upon exercise of stock options	—	—	—	—	127,772	—	384	—	—	384
Stock-based compensation expense	—	—	—	—	—	—	4,970	—	—	4,970
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	96	96
Net loss	—	—	—	—	—	—	—	(2,517)	—	(2,517)
Balance as of June 30, 2021	—	$—	—	$—	46,449,556	$5	$539,137	$(176,610)	$184	$362,716

	Convertible Preferred Stock		Redeemable convertible preferred stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	—	$—	47,727,346	$5	$550,839	$(195,519)	$(235)	$355,090
Repurchase of common stock	—	—	—	—	(1,531,209)	—	(21,808)	—	—	(21,808)
Issuance of common stock upon exercise of stock options	—	—	—	—	663,128	—	1,427	—	—	1,427
Issuance of common stock upon release of restricted stock units	—	—	—	—	473,161	—	—	—	—	—
Issuance of common stock under ESPP	—	—	—	—	89,201	—	833	—	—	833
Payment for employee tax withholding upon net share settlement on equity awards	—	—	—	—	—	—	(1,756)	—	—	(1,756)
Stock-based compensation expense	—	—	—	—	—	—	19,205	—	—	19,205
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,923)	(1,923)
Net loss	—	—	—	—	—	—	—	(31,691)	—	(31,691)
Balance as of June 30, 2022	—	$—	—	$—	47,421,627	$5	$548,740	$(227,210)	$(2,158)	$319,377

	Convertible Preferred Stock		Redeemable convertible preferred stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	21,683,548	$83,857	5,543,918	$70,000	10,896,137	$1	$27,512	$(171,263)	$94	$(143,656)
Conversion of convertible preferred stock and redeemable convertible preferred stock to common stock upon initial public offering	(21,683,548)	(83,857)	(5,543,918)	(70,000)	27,227,466	3	153,854	—	—	153,857
Issuance of common stock upon initial public offering, net of underwriting discounts and other offering costs	—	—	—	—	7,599,928	1	348,013	—	—	348,014
Issuance of common stock upon exercise of stock options	—	—	—	—	726,025	—	1,795	—	—	1,795
Payment for employee tax withholding upon net share settlement on equity awards	—	—	—	—	—	—	(2,001)	—	—	(2,001)
Stock-based compensation expense	—	—	—	—	—	—	9,964	—	—	9,964
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	90	90
Net loss	—	—	—	—	—	—	—	(5,347)	—	(5,347)
Balance as of June 30, 2021	—	$—	—	$—	46,449,556	$5	$539,137	$(176,610)	$184	$362,716

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(31,691)	$(5,347)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,546	2,294
Stock-based compensation expense	19,205	9,964
Amortization of deferred contract acquisition costs	8,017	7,502
Provision for allowance for doubtful accounts and billing reserve	747	1,209
Non-cash lease expense	1,001	—
Other	330	25
Changes in operating assets and liabilities:
Accounts receivable	5,645	8,517
Deferred contract acquisition costs	(7,368)	(9,592)
Prepaid expenses and other assets	(1,577)	(7,078)
Accounts payable	314	(1,441)
Accrued liabilities	255	3,026
Deferred revenue	(5,486)	1,659
Other non-current liabilities	(1,376)	(163)
Net cash (used in) provided by operating activities	(9,438)	10,575
Cash flows from investing activities:
Purchase of property and equipment	(1,674)	(1,734)
Acquisition, net of cash acquired	(2,495)	—
Purchase of marketable securities	(111,620)	(44,481)
Proceeds from maturities and paydowns of marketable securities	62,098	3,164
Net cash used in investing activities	(53,691)	(43,051)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts	—	353,397
Proceeds from exercise of stock options	1,738	1,795
Proceeds from issuance of common stock under ESPP	833	—
Payment of tax withholding obligations related to net share settlements on equity awards	(1,756)	(2,001)
Payment for repurchase of common stock	(21,808)	—
Repayment of equipment loans and borrowings	(133)	(22,478)
Repayment of capital lease obligations	(972)	(1,384)
Payment of offering costs	—	(3,481)
Net cash (used in) provided by financing activities	(22,098)	325,848
Effect of exchange rate changes on cash, cash equivalents and restricted cash	276	108
Net increase in cash, cash equivalents and restricted cash	(84,951)	293,480
Cash, cash equivalents and restricted cash, beginning of period	165,043	58,345
Cash, cash equivalents and restricted cash, end of period	$80,092	$351,825
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$278	$142
Cash paid for interest	$87	$403
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$79,914	$351,727
Restricted cash included in other assets, non-current	178	98
Total cash, cash equivalent, and restricted cash	$80,092	$351,825

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
The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results anticipated for the full year.
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

Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021. Other than the changes to the accounting policy for leases related to the adoption of ASC 842 on January 1, 2022 discussed below, there has been no material change to the Company’s significant accounting policies during the three and six months ended June 30, 2022.
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
Recently Adopted Accounting Standards
In October 2021, the Financial Accounting Standards Board (FASB) issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU No. 2021-08 amended Topic 805 to require an acquirer to recognize and measure contract assets and liabilities acquired in a business combination to be in accordance with Topic 606, Revenue from Contracts with Customers. The Company early adopted this ASU on April 1, 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In June 2016, FASB issued ASU No. 2016-13, Financial Instruments Topic 326: Credit Losses Measurement of Credit Losses on Financial Instruments, as amended, which requires an entity to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts utilizing a new impairment model known as the current expected credit loss (CECL) model. The new guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, ASU No. 2016-13, is effective for the annual periods in fiscal years beginning after December 15, 2019, and interim periods therein. For all other entities ASU No. 2016-13, is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal year. The Company has elected to use the extended transition period that allows the Company to delay adoption of new or revised accounting pronouncements until such pronouncements are made applicable to private companies under the Jumpstart Our Business Startups Act of 2012. The Company is currently evaluating the impact of adopting this standard and does not expect the adoption to have a material impact on its consolidated financial statements.
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
Other than described above, the adoption of the new lease standard did not have any other material impacts on the Company’s consolidated financial statements. Additionally, the adoption of ASU 2016-02 has no impact on the Company’s debt-covenant compliance under its current revolving credit facility. See Note 8 for additional disclosure on leases.
Note 2. Revenue
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic region based on the shipping address of customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$36,380	$38,336	$72,929	$75,290
EMEA	7,935	9,362	16,082	18,858
Other	3,923	4,420	7,719	8,069
Total revenue	$48,238	$52,118	$96,730	$102,217

The following table summarizes the foreign countries which contributed 10% or more of the total revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United Kingdom	*	10%	*	11%

*	Represent less than 10% of total revenue
No single customer accounted for 10% or more of the total revenue during the three and six months ended June 30, 2022 and 2021. Additionally, no single customer accounted for 10% or more of accounts receivable as of June 30, 2022 and December 31, 2021.
Contract Balances
Accounts receivable: The Company records accounts receivable when the Company has a contractual right to consideration. In some arrangements, a right to consideration for the Company’s performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled receivable. As of June 30, 2022 and December 31, 2021, unbilled receivables were included within accounts receivable, net of allowance for doubtful accounts and billing reserves on the condensed consolidated balance sheets and were not material.

Contract assets: The Company records a contract asset when the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. Contract assets are included in prepaid expenses and other current assets in the condensed consolidated balance sheets and were not material as of June 30, 2022 and December 31, 2021.
Contract liabilities: The Company defers its revenue when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized during the following 12-month period and the remaining portion is recorded as noncurrent, which is included in other long-term liabilities on the condensed consolidated balance sheet. The amount of revenue recognized in the three and six months ended June 30, 2022 that was included in deferred revenue at the beginning of the period was $27.0 million and $67.0 million, respectively.
Remaining Performance Obligations
The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company may bill for the full term in advance or on an annual, quarterly or monthly basis, depending on the terms of the agreement. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $154.8 million, which consists of both billed consideration in the amount of $91.3 million and unbilled consideration in the amount of $63.5 million that the Company expects to recognize as revenue. As of June 30, 2022, the Company expects to recognize 78% of its remaining performance obligations as revenue over the subsequent 12 months and the remainder thereafter.
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
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years as the Company specifically anticipates renewals of customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. The Company determines the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of its platform and related significant features. Amortization of deferred contract acquisition costs was $3.9 million and $8.0 million or the three and six months ended June 30, 2022, respectively, and $3.8 million and $7.5 million for the three and six months ended June 30, 2021, respectively. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the condensed consolidated statements of operations.
The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. The Company had no impairment losses relating to deferred contract acquisition costs during the periods presented.

Note 3. Marketable Securities
Marketable securities consisted of the following as of the periods presented (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities
U.S. Treasury securities	$207,869	$—	$(1,942)	$205,927
Certificates of deposit	17,716	—	(74)	17,642
Corporate debt securities	27,801	—	(262)	27,539
Commercial paper	13,524	—	(80)	13,444
Asset-backed securities	404	—	(1)	403
Total marketable securities	$267,314	$—	$(2,359)	$264,955

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities
U.S. Treasury securities	$157,681	$—	$(404)	$157,277
Certificates of deposit	6,495	—	(5)	6,490
Corporate debt securities	36,422	—	(95)	36,327
Commercial paper	11,624	2	(6)	11,620
Asset-backed securities	5,901	1	(7)	5,895
Total marketable securities	$218,123	$3	$(517)	$217,609

The Company’s marketable securities have been classified as available for sale. All available for sale debt securities are available for use in current operations. Accordingly, they have been classified as current.
Marketable securities in an unrealized loss position for less than 12 months consisted of the following as of the periods presented (in thousands):

	June 30, 2022		December 31, 2021
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$205,927	$(1,942)	$143,590	$(404)
Certificates of deposit	15,139	(74)	6,490	(5)
Corporate debt securities	27,539	(262)	36,327	(95)
Commercial paper	13,444	(80)	6,984	(6)
Asset-backed securities	403	(1)	4,967	(7)
Total	$262,452	$(2,359)	$198,358	$(517)

As of June 30, 2022 and December 31, 2021, the Company had no marketable securities in a continuous loss position for 12 months or more.
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

The Company had no realized gains or losses from marketable securities that were reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2022 and 2021.
The following summarizes the remaining contractual maturities of the Company’s marketable securities as of June 30, 2022 (in thousands):

Fair Value
One year or less	$259,168
Over one year through five years	5,787
Total marketable securities	$264,955

Note 4. Fair Value Measurement
The following tables summarize the Company’s financial instruments recorded at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalent
Cash equivalents	$76,915	$—	$—	$76,915
Marketable Securities
U.S. Treasury securities	—	205,927	—	205,927
Certificates of deposit	—	17,642	—	17,642
Corporate debt securities	—	27,539	—	27,539
Commercial paper	—	13,444	—	13,444
Asset-backed securities	—	403	—	403
Total cash equivalents and marketable securities	$76,915	$264,955	$—	$341,870

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalent
Cash equivalents	$151,079	$—	$—	$151,079
Marketable Securities
U.S. Treasury securities	—	157,277	—	157,277
Certificates of deposit	—	6,490	—	6,490
Corporate debt securities	—	36,327	—	36,327
Commercial paper	—	11,620	—	11,620
Asset-backed securities	—	5,895	—	5,895
Total cash equivalents and marketable securities	$151,079	$217,609	$—	$368,688

As of June 30, 2022 and December 31, 2021, the Company classified its cash equivalents consisting primarily of highly liquid money market mutual funds within level 1 of the fair value hierarchy. The Company classified its U.S. Treasury securities, certificates of deposit, corporate debt securities, commercial paper and asset-backed securities within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded.

Note 5. Balance Sheets Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of the periods presented (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses	$7,540	$5,617
Other receivables	2,236	2,786
Other	169	64
Prepaid expenses and other current assets	$9,945	$8,467

Property and Equipment, Net
Property and equipment, net consisted of the following as of the periods presented (in thousands):

	June 30, 2022	December 31, 2021
Computer, equipment and software(1)	$29,804	$28,227
Furniture and fixtures	1,072	1,118
Leasehold improvements	3,597	3,776
Property and equipment, gross	34,473	33,121
Less: Accumulated depreciation and amortization(2)	(26,397)	(24,341)
Property and equipment, net	$8,076	$8,780

(1)	Includes assets recorded under finance leases of $5.3 million as of June 30, 2022 and December 31, 2021.

(2)	Includes amount for assets recorded under finance leases of $3.1 million and $2.2 million as of June 30, 2022 and December 31, 2021, respectively.
Depreciation and amortization expense for property and equipment was $1.2 million and $2.4 million for the three and six months ended June 30, 2022, respectively, and $1.1 million and $2.3 million for the three and six months ended June 30, 2021, respectively.
The following table presents the property and equipment, net of depreciation and amortization, by geographic region as of the periods presented (in thousands):

	June 30, 2022	December 31, 2021
United States	$7,217	$7,899
EMEA	810	816
Other	49	65
Total property and equipment, net	$8,076	$8,780

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the periods presented (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation and benefits	$6,327	$6,339
Accrued bonus and commissions	5,589	6,555
Other	6,882	6,117
Accrued and other current liabilities	$18,798	$19,011

Other Long-term Liabilities
Other long-term liabilities consisted of the following as of the periods presented (in thousands):

	June 30, 2022	December 31, 2021
Deferred rent liabilities	$—	$1,988
Deferred revenue	510	937
Other	1,045	699
Other long-term liabilities	$1,555	$3,624

Note 6. Business Combination
In April 2022, the Company acquired Vibbio AS (Vibbio), a privately-held cloud video software company in Norway, for approximately $3.0 million in cash. The integration of Vibbio’s video capabilities across the ON24 platform is intended to allow customers to produce video content that creates more engagement, generates first-party data, and drives further personalization.
The purchase consideration was primarily allocated to developed technology intangible asset with an estimated fair value of $2.7 million at the acquisition date, which was valued using the cost to recreate method. The fair value of the remaining acquired tangible net assets was immaterial. The goodwill that was recorded represents the excess of the purchase consideration over the assets acquired and liabilities assumed relating to the acquisition and is immaterial.
The Company has not separately presented pro forma results reflecting the acquisition of Vibbio as the impacts were not material to the condensed consolidated financial statements.
Note 7. Intangible Assets
The Company’s acquired intangible asset subjects to amortization was as follows (in thousands):

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(137)	$2,563
Effect of foreign currency translation	(313)	—	(313)
	$2,387	$(137)	$2,250

As of December 31, 2021, the Company had no intangible assets.
The intangible asset is amortized on a straight-line basis over its useful life of 4 years. As of June 30, 2022, the intangible asset had a remaining amortization period of 3.8 years.
The amortization expense for the three and six months ended June 30, 2022 was $0.1 million and was included in research and development in the condensed consolidated statements of operations as the acquired technology will be used to enhance our existing product capabilities.
The estimated future amortization expense for the intangible asset is as follows (in thousands):

Remainder of 2022	$301
2023	596
2024	598
2025	596
2026	159
Total	$2,250

Note 8. Leases
The Company entered into operating leases primarily for office facilities and finance leases primarily for computer and network equipment purchases. These leases have terms generally ranging from 3 years to 12 years. The Company’s lease agreements generally do not contain any material variable lease payments, residual value guarantees or restrictive covenants.
The balance sheet classification of the Company’s right-of-use assets and lease liabilities as of the period presented was as follows (in thousands):

Leases	Classification	June 30, 2022
Non-Current Assets
Finance lease assets	Property, plant and equipment, net	$2,184
Operating lease assets	Operating right-of-use asset	6,199
Total leased assets		$8,383
Current Liabilities
Finance	Finance lease liabilities, current	$1,755
Operating	Operating lease liabilities, current	2,563
Non-Current Liabilities
Finance	Finance lease liabilities	719
Operating	Operating lease liabilities	6,024
Total leased liabilities		$11,061

The components of lease cost were as follows (in thousands):

Lease Cost	Classification	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$438	$876
Interest on finance lease liabilities	Interest expense	23	68
Operating lease cost	Selling, general and administrative expenses	566	1,171
Variable lease cost	Selling, general and administrative expenses	102	180
Total lease cost		$1,129	$2,295

The undiscounted future lease payments under the lease liabilities as of June 30, 2022 were as follows (in thousands):

Maturity of Lease Liabilities	Finance Lease	Operating Lease
Remainder of 2022	$876	$1,402
2023	1,607	2,802
2024	80	2,746
2025	—	2,158
Total lease payments	2,563	9,108
Less imputed interest	(89)	(521)
Present value of lease liabilities	$2,474	$8,587

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
The weighted-average lease term and discount rate as of June 30, 2022 were as follows:

	Finance Lease	Operating Lease
Weighted-average remaining lease term	1.4 years	3.3 years
Weighted-average discount rate	4.59%	3.77%
Supplemental cash flow information was as follows (in thousands):

Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$1,092
Financing cash used by finance leases	972
Right of use assets obtained in exchange for new lease liabilities:
Operating leases - adoption	7,246
Operating leases - six months ended June 30, 2022	—
Finance leases	—
Note 9. Credit Facility
In September 2021, the Company amended its revolving line of credit with a financial institution effective August 2021, which increased the Company's borrowing capacity to a maximum of $50.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows the Company to borrow up to $50.0 million if the Company maintains at least $100.0 million on deposit at the institution. If such deposit is less than $100.0 million, the Company may borrow up to the lesser of $50.0 million or an amount determined by the Company's trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate, as defined by the agreement. As of June 30, 2022, the Company did not draw down on its line of credit and has a borrowing capacity of $50.0 million. The terms of the agreement permit voluntary prepayment without premium or penalty. The revolving credit facility matures in August 2024 and is secured by substantially all of the Company’s assets. The outstanding principal balance on the revolving line of credit, if any, is due at maturity. The Company is required to pay quarterly in arrears a commitment fee of 0.15% per annum on the undrawn portion available under the revolving line of credit. As of June 30, 2022, the Company had an outstanding standby letter of credit of $1.2 million as a guarantee for a leased space.
Interest on the revolving credit facility is payable monthly in arrears at a rate equal to the lender’s prime referenced rate as defined in the agreement. Prior to this amendment, interest on the revolving line of credit was the prime rate, as published by the Wall Street Journal (Prime Rate), plus 0.75% effective July 31, 2020, and Prime Rate plus 0.50% prior to July 31, 2020. The prime referenced rate was 4.75% as of June 30, 2022 and 3.25% as of June 30, 2021.

The revolving credit facility is subject to certain restrictions and financial covenants, including the requirement of maintaining a minimum debt to EBITDA ratio when the Company’s current portion of the total borrowing exceeds $5.0 million and the Company fails to maintain $100.0 million in deposits. In addition, the revolving line of credit agreement restricts the Company from paying dividends without prior approval from the financing institution. The Company was not subject to the financial covenants as of June 30, 2022.
Note 10. Commitment and Contingencies
Purchase Obligations
The Company has non-cancelable purchase commitments of $4.6 million as of June 30, 2022, primarily related to software license fees and co-location facilities and services, of which $2.1 million is expected to be paid in remainder of 2022, $2.4 million in 2023 and $0.1 million in 2024.
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
FASB ASC 450-20, Contingencies, sets forth the rules for accounting for uncertain tax positions for taxes not based on income. When a loss contingency exists, the likelihood of the incurrence of the liability can range from probable to remote. The Company believes it is reasonably possible that a loss will result from the sales and use tax assessments in the range of zero to $0.4 million. The Company has not recorded an accrual as of June 30, 2022 and 2021.
Legal Proceedings
The Company, its Chief Executive Officer, its Chief Financial Officer, certain and former members of its Board of Directors and the underwriters that participated in the Company’s IPO are named as defendants in a consolidated putative class action, captioned In re ON24, Inc. Securities Litigation, 4:21-cv-08578-YGR (filed in November 2021), that is currently pending in the United States District Court for the Northern District of California. The consolidated complaint purports to assert claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, the Company’s common stock issued in connection with the Company’s IPO. The complaint alleges that the Company’s registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. Plaintiff seeks, among other things, an award of damages and attorneys’ fees and costs. Defendants filed a motion to dismiss the complaint in May 2022, which is scheduled to be heard in August 2022. The Company believes the allegations in the consolidated complaint are without merit. The Company is unable to reasonably estimate a possible loss or range of possible loss, if any, arising from this matter at this early stage. Accordingly, no accrued litigation expense has been recorded in the accompanying condensed consolidated financial statements.
In June 2022, a shareholder derivative complaint, captioned Banks v. Sharan, et al., Case No. 3:22-cv-03861, was filed by a purported shareholder in the United States District Court for the Northern District of California. The complaint names as defendants the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and certain current and former members of the Company’s board of directors, and names the Company as a nominal defendant. The complaint purports to assert claims on the Company’s behalf against the individual defendants for breach of fiduciary duty and alleged violations of Sections 10(b) and 21D of the Securities Exchange Act of 1934. The complaint is based on allegations that are substantially similar to those in the putative class action filed in the United States District Court for the Northern District of California, described above. The complaint seeks, among other things, an award of damages on behalf of the Company, corporate governance reforms, and attorneys’ fees and costs. The Company has not yet filed a responsive pleading in this action. The Company is unable to reasonably estimate a possible loss or range of possible loss, if any, arising from this matter at this early stage. Accordingly, no accrued litigation expense has been recorded in the accompanying condensed consolidated financial statements.
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

Note 11. Stockholders’ Equity (Deficit) and Equity Incentive Plan
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
Common Stock Reserved for Future Issuance
As of June 30, 2022, the Company had the following shares of common stock reserved for future issuance under its equity incentive plan and employee share purchase plan:

Stock options outstanding	8,352,183
Restricted stock units outstanding	3,992,506
Remaining shares available for future grant under 2021 Equity Incentive Plan(1)	6,734,418
Remaining shares available for future issuance under ESPP(2)	1,613,045
Total shares of common stock reserved as of June 30, 2022	20,692,152

(1)Includes the automatic annual increase of 2,386,367 additional shares under 2021 Equity Incentive Plan on January 1, 2022.
(2)Includes the automatic annual increase of 477,273 additional shares under ESPP on January 1, 2021.
Grant Activities
Stock Options
A summary of stock option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	9,341,242	$6.83
Granted	—	—
Exercised	(792,458)	2.42		$9,641
Cancelled and forfeited	(196,601)	15.05
Balance as of June 30, 2022	8,352,183	$7.05	6.26	$42,572
Vested and exercisable	5,821,156	$4.71	5.45	$35,775

Restricted Stock Units
A summary of RSU activity under the Company’s equity incentive plans and related information is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2021	3,737,565	$20.01
Granted	1,045,932	13.76
Vested	(474,506)	22.64
Cancelled and forfeited	(316,485)	19.84
Unvested balance as of June 30, 2022	3,992,506	$18.07

The total fair value of RSUs vested in the three and six months ended June 30, 2022 was $5.2 million and $10.7 million, respectively. Other than the 187,500 performance-based RSU that were vested during the first quarter of 2021, there were no RSUs vested in the three and six months ended June 30, 2021.
Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue
Subscription and other platform	$823	$346	$1,691	$583
Professional services	166	77	340	139
Total cost of revenue	989	423	2,031	722
Sales and marketing	3,697	1,571	7,389	3,263
Research and development	1,925	862	3,906	1,644
General and administrative	3,087	2,114	5,879	4,335
Total stock-based compensation expense	$9,698	$4,970	$19,205	$9,964

As of June 30, 2022, unrecognized stock-based compensation expense by award type and their weighted-average recognition periods are as follows (in thousands, except years):

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$33,748	$66,015	$239
Weighted-average amortization period	2.40 years	2.96 years	0.38 years
Repurchase of Common Stock
In December 2021, the Company’s Board of Directors authorized a $50.0 million share repurchase program. The timing and number of shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The share repurchase program may be modified, suspended or discontinued at any time at the Company’s discretion.
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

As of June 30, 2022, the Company had $21.0 million available for future share buybacks under the repurchase program. The following table presents certain information regarding shares repurchased under the program during the periods presented:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Number of shares repurchased	566,314	1,531,209
Average price per share (including commissions)	$13.27	$14.24
Total repurchase costs (in millions)	$7.5	$21.8
Note 12. Income Taxes
The Company’s provision for (benefit from) income taxes were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Provision for (benefit from) income taxes	$41	$(282)	$123	$(33)

The Company’s provision for (benefit from) income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. The Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision quarterly. Provision for (benefit from) income taxes for the three and six months ended June 30, 2022 decreased $0.3 million and $0.2 million, respectively, compared to the three and six months ended June 30, 2021. The change in provision for (benefit from) income taxes was primarily driven by the tax shortfalls associated with stock-based compensation benefit in a foreign jurisdiction.
The Company regularly performs an assessment of the likelihood of realizing benefits of its deferred tax assets. As of June 30, 2022, the Company recorded a valuation allowance against its U.S. deferred tax assets based on available evidence. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable.
Utilization of net operating loss carryforwards, tax credits and other attributes may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.
Note 13. Net Loss Per Share Attributable to Common Stockholders
The following tables set forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(16,212)	$(2,517)	$(31,691)	$(5,347)
Cumulative preferred dividends allocated to preferred stockholders	—	—	—	(558)
Net loss attributable to common stockholders	(16,212)	(2,517)	(31,691)	(5,905)
Net loss per share of common stock, basic and diluted	$(0.34)	$(0.05)	$(0.67)	$(0.15)
Weighted-average common stock outstanding, basic and diluted	47,187,586	46,570,195	47,408,479	39,664,436

The following table sets forth the potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	8,352,183	11,460,506	8,352,183	11,460,506
Restricted stock units	3,992,506	428,550	3,992,506	428,550
ESPP purchase rights	117,496	88,284	117,496	88,284
Total antidilutive securities	12,462,185	11,977,340	12,462,185	11,977,340
Note 14. Related Party Transactions
The Company incurred engineering and quality assurance costs from a third-party vendor in the three and six months ended June 30, 2022 and 2021. The chief executive officer of the third-party vendor is considered an immediate family member of the Company’s chief technology officer. The Company recorded $0.7 million and $1.4 million in the three and six months ended June 30, 2022, respectively, and $0.6 and $1.1 million in the three and six months ended June 30, 2021, respectively, in research and development expense relating to this third-party vendor on the condensed consolidated statements of operations. The Company recorded $0.5 million in accounts payable and accrued liabilities as of June 30, 2022 and $0.3 million in accounts payable as of December 31, 2021 on the condensed consolidated balance sheets for the amount owed to this third-party vendor.

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
Similar to what has taken place in the business-to-consumer (B2C) market, our platform for digital engagement empowers business-to-business (B2B) companies with insights to better personalize their engagement. Large social media platforms have been successful at leveraging experiences and insights of consumers on their platforms to enable B2C companies to effectively understand their potential consumers. While these have been effective in the B2C market, B2B companies often lack deep insights about prospective customers to effectively understand and engage them.
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
We recently launched ON24 Forums that joins our portfolio of experience products and unifies engagement and data. ON24 Forums provides a new way to moderate interactive discussions and drive immediate action with audiences. For example, it enables audiences to participate in face-to-face, two-way video discussions.
In April 2022, we acquired Vibbio AS (Vibbio), a video software company in Norway. The integration of Vibbio’s video capabilities across the ON24 platform is intended to allow customers to produce video content that creates more engagement, generates first-party data, and drives further personalization.
We deliver our platform products as cloud-based subscriptions that are easy to use and purpose-built for sales and marketing professionals. As of June 30, 2022, we had 2,101 customers.

Prior to developing our current cloud-based subscription model, we generated revenue from our Legacy offering, which primarily consisted of fully managed events and associated services. In connection with shifting to our current data-driven, cloud-based subscription model, we stopped selling our Legacy offering to new customers in 2018 and stopped selling it to all customers in 2020.
Our revenue was $48.2 million and $96.7 million for the second quarter and first half of 2022, respectively, compared to $52.1 million and $102.2 million for the same periods of 2021, representing a period-over-period decrease of 7% and 5%. We had a net loss of $16.2 million and $31.7 million for the second quarter and first half of 2022, respectively, compared to $2.5 million and $5.3 million for the same periods of 2021.
COVID-19 Update
The continued spread of COVID-19, particularly recent variants that appear to be more transmissible than earlier variants, may extend the impact of COVID-19 on our business. The impact of these variants cannot be predicted at this time and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against emerging variants, and any new measures that may be introduced by governments or other parties in response to an increase in COVID-19 cases.
During the COVID-19 pandemic, digital became the primary way for people to connect, work, learn and be entertained, and for businesses to engage with customers. The imperative to optimize digital sales and marketing investments to drive revenue conversion has become increasingly important as businesses have accelerated digital transformation initiatives in response to the COVID-19 pandemic, resulting in increased usage of our subscription and other platforms, especially during the height of the COVID-19 pandemic in 2020 and early 2021.
There is no assurance that we will experience in future periods the same level of accelerated growth we experienced in 2020, and to a lesser extent in 2021. For example, our revenue recently decreased by 7% and 5% in the second quarter and first half of 2022, respectively, compared to the same periods in 2021. Our revenue growth rate also declined in 2021 compared to 2020. We may continue to face declines in our revenue in future periods as the impact of COVID-19 continues to lessen. If the effects of the COVID-19 pandemic continue to subside, our customers and their users may increasingly resume in-person marketing activities in a way that decreases usage of our platform. The extent of the impact of COVID-19 on our business and financial performance may be influenced by a number of factors, many of which we cannot control, including the emergence of recent and any future variants of the virus, future spikes of COVID-19 infections resulting in additional preventative and mitigative measures, the severity of the economic decline attributable to or influenced by the COVID-19 pandemic, the timing and nature of a potential economic recovery, the impact on our customers and our sales cycles, and our ability to generate new business leads. For additional details, see the section titled “Risk Factors.”
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
We believe our market is still relatively underpenetrated and, as a result, we see significant opportunity to market our solutions globally. We intend to pursue new customers through specialized and aligned sales teams focused on Enterprise customers, which includes companies with more than 2,000 employees, and Commercial customers, which includes companies with less than 2,000 employees, which we further divide into Mid-Market companies with 200-1,999 employees, and small and midsize, or SMB, companies with 1-199 employees.

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
International Expansion
We believe the expansion of real-time, revenue-generating marketing intelligence in international markets is a significant opportunity. For the second quarter and first half of 2022, approximately 25% of our revenue came from outside the United States, compared to 26% for the same periods of 2021. We believe there is a compelling opportunity to expand our solutions internationally, both in countries where we currently operate and countries where we do not yet sell subscriptions to our solutions. Continuing to expand our international operations will require considerable management attention and other resources and may present challenges associated with complying with local expectations, customs, laws and regulations, and geopolitical disputes (including the Ukraine-Russia war), which may impact our ability to sell subscriptions to our solutions and otherwise cause our results to vary from period to period.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections and make strategic decisions. Our methods for calculating these metrics may differ from similarly titled metrics at other companies, which may hinder comparability with other companies. The following table sets forth our number of customers, our annual recurring revenue (ARR) and our customers contributing at least $100,000 in ARR ($100k Customers) as of the dates indicated:

	June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2021	March 31, 2021
Customers	2,101	2,145	2,122	2,078	2,062
ARR (in thousands)	$167,832	$167,657	$171,384	$164,130	$163,051
$100k Customers	349	367	366	345	325
Number of Customers
Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. We serve customers of all sizes, ranging from small businesses to global Fortune 100 organizations across a diverse set of industries, including technology, financial services, healthcare, industrial and manufacturing, professional services and B2B information services companies. Our diverse customer base has grown from 760 customers as of December 31, 2015 to 2,101 customers as of June 30, 2022. Our net customers decreased by 44 in the second quarter of 2022 compared to the first quarter of 2022 primarily due to less commercial customer acquisition and higher churn among our small and midsize customers. Our platform is designed with a long-term view toward our customer relationships and to grow with customers as their needs expand.

Annual Recurring Revenue
We believe that ARR is a key metric to measure our business because it is driven by our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. ARR is calculated as the sum of the annualized value of our subscription contracts as of the measurement date, including existing customers with expired contracts that we expect to be renewed. Our ARR amounts exclude professional services, overages from subscription customers and Legacy revenue. Our ARR as of June 30, 2022, December 31, 2021 and June 30, 2021 was $167.8 million, $171.4 million and $164.1 million, respectively. The decrease in ARR from December 31, 2021 was primarily driven by customer churn and downsell, partially offset by new ARR and contract expansions from new and existing customers during the period.
Customers Contributing $100,000 or More to ARR
We track the number of $100K Customers, many of whom are larger organizations using our platform. As of June 30, 2022, December 31, 2021 and June 30, 2021, we had 349, 366 and 345 $100k Customers, respectively, demonstrating our penetration of larger organizations. The ARR contribution from the $100K customers in the second quarter of 2022 was consistent with the first quarter of 2022.

Results of Operations
We manage and operate as one reportable segment. The discussion below summarizes our results of operations for the periods presented, which we derived from the condensed consolidated financial statements included elsewhere in this Report.
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Revenue:
Subscription and other platform	$43,064	$44,377	$86,541	$87,287
Professional services	5,174	7,741	10,189	14,930
Total revenue	48,238	52,118	96,730	102,217
Cost of revenue:
Subscription and other platform (1)	9,958	8,179	19,560	15,664
Professional services (1)	3,343	3,694	6,685	6,903
Total cost of revenue	13,301	11,873	26,245	22,567
Gross profit	34,937	40,245	70,485	79,650
Operating expenses:
Sales and marketing (1)	28,850	25,465	58,043	49,390
Research and development (1)(2)	10,948	8,162	21,592	16,108
General and administrative (1)	11,158	9,100	22,035	18,868
Total operating expenses	50,956	42,727	101,670	84,366
Loss from operations	(16,019)	(2,482)	(31,185)	(4,716)
Interest expense	49	106	103	337
Other (income) expense, net	103	211	280	327
Loss before provision for (benefit from) income taxes	(16,171)	(2,799)	(31,568)	(5,380)
Provision for (benefit from) income taxes	41	(282)	123	(33)
Net loss	$(16,212)	$(2,517)	$(31,691)	$(5,347)

(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue
Subscription and other platform	$823	$346	$1,691	$583
Professional services	166	77	340	139
Total cost of revenue	989	423	2,031	722
Sales and marketing	3,697	1,571	7,389	3,263
Research and development	1,925	862	3,906	1,644
General and administrative	3,087	2,114	5,879	4,335
Total stock-based compensation expense	$9,698	$4,970	$19,205	$9,964

(2)Includes amortization of acquired intangible asset of $137 for the three and six months ended June 30, 2022.

Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$43,064	89%	$44,377	85%	$(1,313)	(3)%
Professional services	5,174	11%	7,741	15%	(2,567)	(33)%
Total revenue	$48,238	100%	$52,118	100%	$(3,880)	(7)%

	Six Months Ended June 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$86,541	89%	$87,287	85%	$(746)	(1)%
Professional services	10,189	11%	14,930	15%	(4,741)	(32)%
Total revenue	$96,730	100%	$102,217	100%	$(5,487)	(5)%

Total revenue decreased $3.9 million, or 7% for the second quarter of 2022 and decreased $5.5 million, or 5% for the first half of 2022, compared to the same periods of 2021. Subscription and other platform revenue decreased $1.3 million for the second quarter of 2022 and $0.7 million for the first half of 2022, compared to the same periods of 2021, primarily due to customer churn and downsell from existing customers, offset in part by new customer contracts and contract expansions from existing customers during the quarter.
The decrease in professional services revenue of $2.6 million for the second quarter of 2022 and $4.7 million for the first half of 2022, compared to the same periods of 2022, primarily reflected a higher demand for our implementation and deployment services in 2020 that continued into the first quarter of 2021. The decline in professional services revenue as a percentage of total revenue was primarily due to more of our customers electing to be “self-service” and not utilize our professional service offerings.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$9,958	21%	$8,179	16%	$1,779	22%
Professional services	3,343	7%	3,694	7%	(351)	(10)%
Total cost of revenue	$13,301	28%	$11,873	23%	$1,428	12%
Gross profit	$34,937	72%	$40,245	77%	$(5,308)	(13)%
Gross margin	72%		77%

	Six Months Ended June 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$19,560	20%	$15,664	15%	$3,896	25%
Professional services	6,685	7%	6,903	7%	(218)	(3)%
Total cost of revenue	$26,245	27%	$22,567	22%	$3,678	16%
Gross profit	$70,485	73%	$79,650	78%	$(9,165)	(12)%
Gross margin	73%		78%
Cost of Revenue
Cost of revenue for the second quarter and first half of 2022 increased $1.4 million, or 12%, and $3.7 million, or 16%, compared to the same periods of 2021. The increase in each respective period was primarily attributable to the increase in subscription and other platform cost of revenue of $1.8 and $3.9 million, due primarily to an increase in personnel-related expenses of $1.2 million and $2.9 million driven by both increased headcount to support our platform and increased stock-based compensation expense of $0.5 and $1.1 million. The increase in cost of revenue in the first half of 2022 also reflects an increase of $0.8 million in bandwidth and software cost.
Gross Margin
Gross margin for the second quarter of 2022 was 72% compared to 77% for the same period of 2021. Gross margin for the first half of 2022 was 73% compared to 78% for the same period of 2021. The decrease in each respective period was primarily attributable to an increase in total cost of revenue, which increased 12% and 16%, compared to total revenue, which decreased 7% and 5%. We are investing in our cloud infrastructure capabilities to enable future growth and have grown our customer success teams to drive improved retention.
We expect gross margin to decrease in 2022 as we have invested in our infrastructure and we continue to increase our utilization of the public cloud for our newer product offerings while we actively manage costs given the current macro-economic environment.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$28,850	60%	$25,465	49%	$3,385	13%

	Six Months Ended June 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$58,043	60%	$49,390	48%	$8,653	18%
Sales and marketing expense increased $3.4 million, or 13%, for the second quarter of 2022 and $8.7 million, or 18% for the first half of 2022, compared to the same periods of 2021. The increase in each respective period was primarily attributable to an increase in personnel-related expenses of $3.0 million and $7.6 million driven by both increased headcount to support the growth in our sales force and increased stock-based compensation expense of $2.1 million and $4.1 million. The increase in sales and marketing expense as a percentage of total revenue was primarily driven by our targeted investments in our go-to-market strategy including sales enablement, partner ecosystem and selective sales hires.

We expect our sales and marketing expense to fluctuate in absolute dollars in the remainder of 2022 as we continue to support demand for our digital experiences while tightening our sales and marketing spend given the current macro-economic environment
Research and Development

	Three Months Ended June 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Research and development	$10,948	23%	$8,162	16%	$2,786	34%

	Six Months Ended June 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Research and development	$21,592	22%	$16,108	16%	$5,484	34%
Research and development expense increased $2.8 million, or 34%, for the second quarter of 2022 and $5.5 million, or 34% for the first half of 2022, compared to the same periods of 2021. The increase in each respective period was primarily attributable to an increase of $1.7 million and $3.5 million in personnel-related expenses, which was driven by both increased headcount for the development of our solutions and increased stock-based compensation expense of $1.1 million and $2.3 million. The increase in research and development expense in each respective period also reflects increases of $0.5 million and $1.1 million in contractor costs for development activities. The remainder of the increase in the second quarter and the first half of 2022 was driven by the increase in other expenses. We have been ramping our investment in research and development as we expand our platform and bring new products to the market.
We expect our research and development expense to increase moderately in absolute dollars in the remainder of 2022 as we focus on further developing our platform and infrastructure while we actively manage costs given the current macro-economic environment.
General and Administrative

	Three Months Ended June 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$11,158	23%	$9,100	17%	$2,058	23%

	Six Months Ended June 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$22,035	23%	$18,868	18%	$3,167	17%
General and administrative expense increased $2.1 million, or 23%, for the second quarter of 2022 and $3.2 million, or 17%, for the first half of 2022, compared to the same periods of 2021. The increase in each respective period was primarily attributable to an increase of $1.4 million and $2.6 million in personnel-related expenses driven by both increased headcount and increased stock-based compensation expense of $0.9 million and $1.5 million. The increase in the general and administrative expense in the second quarter was also driven by an increase of $0.7 million in legal and accounting fees.

We expect our general and administrative expense to fluctuate in absolute dollars in the remainder of 2022 as we enhance our general and administrative function to support the needs of a public company while we actively manage costs given the current macro-economic environment.
Interest Expense

	Three Months Ended June 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$49	—%	$106	—%	$(57)	(54%)

	Six Months Ended June 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$103	—%	$337	—%	$(234)	(69%)
Interest expense for the second quarter of 2022 remained relatively flat in absolute dollars compared to the same period of 2021. Interest expense for the first half of 2022 decreased $0.2 million compared to the same period of 2021. We repaid in full in the first quarter of 2021 the $22.4 million aggregate then outstanding principal balance of our line of credit under the revolving credit facility.
Other (Income) Expense, Net

	Three Months Ended June 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other (income) expense, net	$103	—%	$211	—%	$(108)	(51)%

	Six Months Ended June 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other (income) expense, net	$280	—%	$327	—%	$(47)	(14%)
Other (income) expense, net for the second quarter and first half of 2022 remained relatively flat in absolute dollars compared to the same periods of 2021.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Provision for (benefit from) income taxes	$41	—%	$(282)	(1)%	$323	115%

	Six Months Ended June 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Provision for (benefit from) income taxes	$123	—%	$(33)	—%	$156	473%
The change in provision for income taxes for the second quarter and first half of 2022 compared to the same periods of 2021 was primarily driven by the tax impacts associated with stock-based compensation in a foreign jurisdiction.
Liquidity and Capital Resources
As of June 30, 2022, we had cash, cash equivalents and marketable securities of $344.9 million. Our investments generally consist of money market mutual funds, certificates of deposit, U.S. Treasury securities and debt securities, all of which are available for use in our current operations. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We have historically funded our liquidity requirements through sales of convertible preferred stock, cash generated from our operations, borrowings and availability under our revolving credit facility, and most recently through our IPO in February 2021.
In December 2021, our board of directors authorized a share repurchase program allowing us to periodically repurchase up to $50.0 million of our common stock over an 18-month period in the open market or in privately negotiated transactions. The program may be modified, suspended, or discontinued at any time. In the second quarter and first half of 2022, we spent $7.5 million and $21.8 million, respectively, on share repurchases. As of June 30, 2022, we had $21.0 million remaining for future share buyback under the repurchase program.
In April 2022, we acquired Vibbio for approximately $3.0 million in cash.
Our principal uses of cash in recent periods have been to fund our operations, invest in research and development, purchase investments, and repurchase shares of our common stock.
We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements will depend on many factors including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts and the timing and extent of additional capital expenditures to invest in existing and new office spaces. We may in the future enter into arrangements to acquire or invest in complementary businesses, products, services and technologies, and we may need to seek additional equity or debt financing. In the event that additional financing is needed from outside sources, we may not be able to raise the necessary capital or raise the capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition could be materially and adversely affected.
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(9,438)	$10,575
Net cash used in investing activities	$(53,691)	$(43,051)
Net cash (used in) provided by financing activities	$(22,098)	$325,848

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
Net cash (used in) provided by operating activities is primarily impacted by our net loss adjusted for certain non-cash items such as stock-based compensation, depreciation and amortization, amortization of deferred contract acquisition costs, as well as the effect of changes in operating assets and liabilities. Our cash flows from operating activities used net cash of $9.4 million for the six months ended June 30, 2022 compared to provided cash of $10.6 million for the same period of 2021, resulting in a decrease of cash inflow of $20.0 million. The decrease was primarily attributable to the $26.3 million increase in net loss and $4.5 million unfavorable changes in operating assets and liabilities between the periods, partially reduced by an increase in non-cash expenses of $10.8 million.
The total non-cash adjustments for the six months ended June 30, 2022 was $31.8 million compared to $21.0 million for the same period of 2021. The $10.8 million favorable change of non-cash adjustment was primarily driven by an increase in stock-based compensation expense of $9.2 million.
Working capital used cash of $9.6 million for the six months ended June 30, 2022 compared to provided cash of $5.1 million for the same period of 2021, an increase of cash outflow of $4.5 million. The unfavorable change in working capital in the comparative periods were impacted by, among other items, the timing of vendor payments and prepayments, timing of cash receipts from customers, and increased business activities due to company growth.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 was $53.7 million compared to $43.1 million for the same period of 2021. The increase was primarily driven by an increase in purchases of marketable securities of $67.1 million and the cash consideration, net of cash acquired, on our Vibbio acquisition of $2.5 million, partially offset by an increase in proceeds from maturities and paydowns of marketable securities of $58.9 million.
Our most significant capital expenditures have been investments in our equipment to support ongoing operations. We expect our capital investment to continue in the future.
Financing Activities
Net cash used in (provided by) financing activities for the six months ended June 30, 2022 was $22.1 million compared to provided cash of $325.8 million for the same period in 2021. The decrease in cash inflow was primarily driven by the $21.8 million spending on our share repurchases in the first half of 2022 and the proceeds of $349.9 million, net of underwriting discounts and offering costs, we received from our IPO last year, offset in part by a decrease in principal repayments of $22.3 million on our line of credit.
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
Outstanding principal amounts on the revolving credit facility incur interest at a rate equal to Comerica Bank’s prime referenced rate, as defined in the loan agreement. Prior to August 31, 2021, interest on the revolving line of credit was the prime rate, as published by the Wall Street Journal, plus 0.75% effective July 31, 2020. The referenced prime rate was 4.75% as of June 30, 2022 and 3.25% as of June 30, 2021.
As of June 30, 2022, we had not drawn down on our line of credit under the revolving credit facility.

Commitments and Contractual Obligations
The following table summarizes our non-cancelable contractual obligations as of June 30, 2022 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$9,108	$1,402	$5,548	$2,158	$—
Finance lease obligations	2,563	876	1,687	—	—
Equipment loans	445	138	307	—	—
Other (1)	4,588	2,132	2,353	103	—
Total	$16,704	$4,548	$9,895	$2,261	$—

(1)Amounts primarily represent our commitment under various software license and co-location facilities and services agreements. See Note 10 to condensed consolidated financial statements for additional information.
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
Our cash equivalents primarily consist of money market mutual funds, which are not significantly exposed to interest rate risk. Our marketable securities are subject to interest rate risk because these securities primarily include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing our investment portfolio in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our marketable securities consist of liquid, investment-grade securities. We do not enter into investments for trading or speculative purposes.
The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (BPS), 100 BPS and 150 BPS as of June 30, 2022 (in thousands):

	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value as of June 30, 2022	50 BPS	100 BPS	150 BPS
Marketable securities	$266,785	$266,177	$265,567	$264,955	$264,345	$263,734	$263,123

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2022. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 3. Legal Proceedings.
We, our Chief Executive Officer, our Chief Financial Officer, certain and former members of our board of directors, and the underwriters that participated in our IPO are named as defendants in a consolidated putative class action, captioned In re ON24, Inc. Securities Litigation, 4:21-cv-08578-YGR (filed in November 2021), that is currently pending in the United States District Court for the Northern District of California. The consolidated complaint purports to assert claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, our common stock issued in connection with our IPO. The complaint alleges that our registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. Plaintiff seeks, among other things, an award of damages and attorneys’ fees and costs. Defendants filed a motion to dismiss the complaint in May 2022, which is scheduled to be heard in August 2022. We believe that the allegations in the consolidated complaint are without merit.
In June 2022, a shareholder derivative complaint, captioned Banks v. Sharan, et al., Case No. 3:22-cv-03861, was filed by a purported shareholder in the United States District Court for the Northern District of California. The complaint names as defendants our Chief Executive Officer, our Chief Financial Officer, and certain current and former members of our board of directors, and names ON24 as a nominal defendant. The complaint purports to assert claims on ON24’s behalf against the individual defendants for breach of fiduciary duty and alleged violations of Sections 10(b) and 21D of the Securities Exchange Act of 1934. The complaint is based on allegations that are substantially similar to those in the putative class action filed in the United States District Court for the Northern District of California, described above. The complaint seeks, among other things, an award of damages on behalf of ON24, corporate governance reforms, and attorneys’ fees and costs. We have not yet filed a responsive pleading in this action.
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
•adverse general economic and market conditions and spending on sales and marketing technology;
•our ability to expand our sales and marketing capabilities and otherwise manage our growth;
•the impact of the COVID-19 pandemic and future variants of the virus on our customer growth rate, which has declined in recent periods and may decline in future periods compared to 2021, as the impact of COVID-19 lessens and our customers and their users consider engaging in in-person marketing activities;
•disruptions, interruptions, outages or other issues with our technology or our use of third-party services, data connectors and data centers;
•the impact of the security incident involving ransomware that we experienced or any other cybersecurity-related attack, significant data breach or disruption of the information technology systems or networks on which we rely;
•our sales cycle, our international presence and our timing of revenue recognition from our sales;
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
We have grown rapidly in prior periods, particularly in 2020 and 2021. For example, for full years 2020 and 2021, our revenue was $156.9 million and $203.6 million, respectively, representing annual growth of 76% in 2020 and 30% in 2021. Our revenue growth in these prior periods, particularly in 2020, was significantly impacted by increased demand for our platform and products following the onset of the COVID-19 pandemic and resulting precautionary measures. While some of our subscriptions have multi-year terms, most have terms of one year. Customers may not renew their subscriptions at the same rate, may decrease their usage of our solutions or may not purchase subscriptions for additional solutions, if they renew at all. For example, as subscription terms expired throughout 2021 and early 2022 for customers who subscribed earlier during the pandemic, many customers did not renew their subscriptions or decreased their usage of our solutions, which we believe reflects the lessening impact of COVID-19 on demand as well as other factors. Our revenue decreased 7% and 5% and for the three and six months ended June 30, 2022, compared to the same periods of 2021. If our revenue does not increase in future periods, our business, financial condition and results of operations could be harmed. Furthermore, if we cannot attract new customers to our platform or our existing customers do not continue their subscriptions, our business, financial condition and results of operations would be harmed.

As a result of our limited operating history at our current scale, our ability to forecast our future results of operations is limited and subject to a number of uncertainties. You should not rely on our 2020 or 2021 revenue growth rates, or our level of revenue for the three and six months ended June 30, 2022, or any other prior period, as an indication of our future performance. In future periods, our revenue may decline for a number of reasons, including any reduction in demand for our platform, increased competition, higher market penetration, a contraction of our overall market, our inability to accurately forecast demand for our platform and plan for capacity constraints or our failure, for any reason, to capitalize on growth opportunities. If our revenue does not grow, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.
Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly results of operations and financial condition may vary significantly in the future, and period-to-period comparisons may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and financial condition may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. For example, our revenue decreased in the first and second quarter of 2022 compared to the same periods in 2021 and we may face similar declines in future periods, as the impact of COVID-19 lessens and our customers and their users resume more in-person marketing activities. Further, because we generally invoice our customers at the beginning of the contractual terms of their subscriptions to our solutions, our financial condition reflects deferred revenue that we recognize ratably as revenue over the contractual term. As the impact of COVID-19 has lessened, we have observed fewer new enrollments and renewals, and our cash and deferred revenue have decreased. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include:
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
We compete for customers with a number of different types of companies that offer a variety of products and services, including meeting tools, webinar software, virtual event software, video portal software, content management software, physical events, physical event software, marketing automation software, and digital marketing tools. Our competitors vary in size and in the breadth and scope of the products and services they offer. Many of our current and potential competitors have larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. Our solutions face competition from a number of web-based meeting, webinar, physical event and marketing software products offered by companies such as Zoom, LogMeIn, Intrado, Microsoft, Cisco, Cvent and Hopin. Many of these products have significantly lower prices. Although many of these companies do not currently offer products with real-time engagement features that gather the types and extent of actionable data that we gather, many of these companies have significantly greater resources and may be able to introduce similar products in the future. Additionally, we operate in a market characterized by an increasing number of new and competitive entrants. Furthermore, this market has seen rapid expansion and this market expansion may attract additional entrants. As we introduce new solutions and services, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future.
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
Adverse or weakened general economic and market conditions may cause a reduction in spending on sales and marketing technology, which could harm our revenue, results of operations, and cash flows.

Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology for sales and marketing, which depends in part on the amount of spending allocated by our customers or potential customers on sales and marketing technology. This spending depends on worldwide economic and geopolitical conditions. The U.S. and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, inflation (including wage inflation), labor market constraints, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, pandemics such as COVID-19, and overall economic uncertainty. These economic conditions can arise suddenly, including the recent rise in inflation, and the full impact of such conditions often remains uncertain. In addition, geopolitical developments, such as potential trade wars, and actions or inactions of the U.S. or other major national governments, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets.

Market volatility, decreased consumer confidence, and diminished growth expectations in the U.S. economy and abroad as a result of the foregoing events could affect the rate of sales and marketing spending and could adversely affect our customers’ ability or willingness to purchase our services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales and operating results. Some of our customers may view a subscription to our platform as a discretionary purchase, and our customers may reduce their discretionary spending on our platform during an economic downturn. In addition, weak economic conditions can result in customers seeking to utilize lower-cost solutions that are available from alternative sources. Prolonged economic slowdowns may result in requests to renegotiate existing contracts on less advantageous terms to us than those currently in place, payment defaults on existing contracts, or non-renewal at the end of a contract term.
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
We had net loss of $16.2 million and $31.7 million in the three and six months ended June 30, 2022, respectively, and $2.5 million and $5.3 million in the three and six months ended June 30, 2021, respectively, and we may incur net losses in the future. We intend to continue to expend significant funds to expand our direct sales force and marketing efforts to attract new customers and increase usage of our platform and products by our existing customers, to develop and enhance our platform and for general corporate purposes. To the extent we are successful in increasing our customer base, we may also incur increased losses because most of the costs associated with acquiring customers (other than sales commissions) are incurred up front, while the related subscription revenue is generally recognized ratably over the applicable subscription term. In addition, we may incur increased losses because most of the costs associated with acquiring customers, including sales commissions, require us to make cash outlays at the time we acquire a customer, and, similarly, the timing of our recognition of subscription revenue and sales commissions may not correspond with our cash position. Our subscriptions typically have terms of one year that automatically renew for successive one-year terms unless terminated. We also have certain customers with subscription terms for up to three years. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses and any increase in our cost of sales, including as a result of a shift to a hybrid cloud. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of subscriptions to our platform, and the entry or the success of competitive products and services. As a result, we may not achieve or maintain profitability in future periods.

The failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.
Our ability to increase our customer base, expand the usage of our existing customers and achieve broader market acceptance of our solutions will depend to a significant extent on our ability to effectively expand and manage our sales and marketing operations and activities. We are substantially dependent on our direct sales force and on our marketing efforts in order to obtain new customers. We have recently expanded and may continue to expand our direct sales force both domestically and internationally in the future. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we currently require or may require in the future. Our ability to achieve revenue growth will depend, in part, on our success in recruiting, training and retaining a sufficient number of qualified and experienced sales professionals. New hires require significant training and time before they achieve full productivity, particularly in new industries or geographies. Circumstances relating to the COVID-19 pandemic have altered the way we recruit, onboard, train and integrate our employees, and these processes may not be successful in expanding our sales and marketing capabilities. New hires may not become as productive as quickly as we expect, or at all, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets and segments where we do business. Our business will be harmed if our sales expansion efforts do not generate a significant increase in revenue.
Our results of operations may be adversely impacted by the COVID-19 pandemic.
The global spread of the COVID-19 pandemic, including the spread of new variants, and related containment efforts have materially affected how we and our customers operate our respective businesses. Although in some ways the COVID-19 pandemic may have accelerated our growth, the longer-term effects on our business and the overall economy remain highly uncertain. As COVID-19 related restrictions have eased, in April 2022 we fully reopened our offices for personnel who are comfortable working in an office setting, but a significant number of our personnel continue to work from home. As we continue to contemplate in-person work arrangements, we plan to offer a significant percentage of our employees flexibility in the amount of time they work in an office on a regular basis. While we have learned during the COVID-19 pandemic that we can work effectively remotely, the partial return to in-office work and the potential transition to permanent remote working arrangements for some employees may present operational and workplace culture challenges and risks, including reduced productivity, lower employee retention, and increased compliance and tax obligations in a number of jurisdictions. In addition, our management team has spent, and continues to spend, significant time, attention and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce. Our ongoing efforts to safely keep open our offices may also expose our employees, customers and other third parties to health risks and us to associated liability, and they will involve additional financial burdens. Similarly, many of our customers, vendors and other third parties with which we conduct business are adjusting to permanent remote or hybrid work arrangements and dealing with other challenges, such as supply chain disruptions and revised budgets, that are forcing them to conduct business in different ways. The extent to which these parties suffer inefficiencies or other risks from these different arrangements, and the extent to which these risks may impact us, is impossible to predict.
The continued spread of COVID-19, particularly recent variants that appear to be more transmissible than earlier variants, may extend the impact of COVID-19 on our business. The impact of these variants cannot be predicted at this time and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against emerging variants, and any new measures that may be introduced by governments or other parties in response to an increase in COVID-19 cases. Given the dynamic nature of the circumstances, it is difficult to predict the long-term economic impact of the ongoing COVID-19 pandemic on our business. These uncertainties make it challenging to manage our growth, maintain business relationships, price our subscription and otherwise operate and plan for our business. Moreover, the economic impacts of COVID-19 have affected and may continue to affect customer and prospective customer spending on technology such as ours, particularly for businesses involving in-person interactions. These customers may experience reduced revenue and revised budgets, which may adversely affect our customers’ ability or willingness to purchase subscriptions to our platform, the timing of subscriptions, customer retention, and the value or duration of subscriptions, all of which could adversely affect our operating results. As the impact of COVID-19 has subsided, our current and prospective customers, and their users, have chosen to do more in-person marketing. The extent of the impact of COVID-19 on our business and financial performance may be influenced by a number of factors, many of which we cannot control, including the duration and spread of the COVID-19 pandemic, future spikes of COVID-19 infections and future variants resulting in additional preventative measures, the severity of the economic decline attributable to the COVID-19 pandemic, the timing and nature of a potential economic recovery, the impact on our customers and our sales cycles, and our ability to generate new business leads.
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
We have outsourced aspects of our infrastructure to third-party providers, and we currently use these providers to host and stream content and support our platform. For example, our content delivery networks and some of our interactive video functionality and integration services are provided by third parties, and we plan to continue our transition to a hybrid cloud infrastructure in the future. Accordingly, we are vulnerable to service interruptions experienced by these providers, and we expect to experience interruptions, delays, or outages in service availability in the future due to a variety of factors, including infrastructure changes, human, hardware or software errors, hosting disruptions, and capacity constraints. We expect that our continued transition to a hybrid cloud infrastructure will continue to require significant investment and have a continuing effect on our cost of revenue and may not be effective in improving our capacity or redundancy. Outages and capacity constraints could also arise from a number of causes such as technical failures, natural disasters, fraud, or security attacks. The level of service provided by these providers, or regular or prolonged interruptions in that service, could also affect the use of, and our customers’ satisfaction with, our solutions and could harm our business and reputation. In addition, third-party costs will increase as subscriptions and customer use of our platform grows, which could harm our business if we are unable to grow our revenue faster than the cost of using these services or the services of similar providers.
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
A substantial portion of our business is with large Enterprise customers. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. As of June 30, 2022, we had 349 $100k Customers, which are generally large organizations, representing 66% of our ARR. The timing of our sales with our Enterprise customers and related revenue recognition is difficult to predict because of the length and uncertainty of the sales cycle for these customers. We are often required to spend significant time and resources to educate and familiarize these potential customers with the value proposition of paying for our platform. The length of our sales cycle for these customers, from initial evaluation to payment for our platform, is often around three to six months or more and can vary substantially from customer to customer. As a result, it is difficult to predict whether and when a sale will be completed. An inability to increase our Enterprise customer base could harm our business.

We have significant operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.
We have significant operations outside of the United States. In the three and six months ended June 30, 2022, we generated 25% of our revenue from customers outside of the United States. In prior periods, we have focused on expanding our international operations and we may continue to do so in future periods. For example, in 2020, we established a subsidiary in Japan to support our operations in the Asia-Pacific region and in 2022 we established a subsidiary in Germany to support our operations in the EMEA. Future efforts to expand our current international operations, including entering new markets or countries, may not be effective. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to special risks, including risks associated with:
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
In addition, following Russia’s military invasion of Ukraine in February 2022, NATO deployed additional military forces to Eastern Europe, and the United States, European Union, and other nations announced various sanctions against Russia. The invasion of Ukraine has triggered unprecedented sanctions against Russia by the U.S., NATO, and other countries which has created global security concerns that could result in wider conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business. In the second quarter and first half of 2022, we experienced a 15% decrease in total revenue from customers in the EMEA region as compared to the same periods in 2021, which we believe was largely driven by the uncertain macroeconomic environment surrounding the Ukraine-Russia war. We are actively monitoring the conflict in Ukraine to assess its ongoing impact on our business, as well as on our customers and other parties with whom we do business.
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
Our business may be affected by changes in the economy generally, including any resulting effect on spending by our customers. While some of our customers may consider our platform to be a cost-saving purchase by, among other things, decreasing the need for large, in-person events, others may view a subscription to our platform as a discretionary purchase, and such customers may reduce their discretionary spending on our platform during an economic downturn. Particularly in light of COVID-19, and macro-economic uncertainty, some of our customers may experience reduced revenue and revised budgets, which may adversely affect our customers’ ability or willingness to purchase subscriptions to our platform, the timing of subscriptions, and the value or duration of subscriptions, all of which could adversely affect our operating results. If an economic downturn were to occur, we may experience such a reduction in demand and loss of customers, especially in the event of a prolonged recessionary period.

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
In addition, decisions by courts and regulatory bodies relating to privacy laws can also have a significant impact on us and other businesses that operate across international jurisdictions. For example, in 2020 both the EU-U.S. and Swiss-EU privacy shield frameworks were invalidated. We and many other companies relied on these privacy shield frameworks as an “adequacy” mechanism for the transfer of personal data from the European Economic Area, or the EEA-Switzerland, to the United States in compliance with the GDPR and Swiss data protection laws, respectively. While we have taken measures to implement alternative adequacy mechanisms, by using the EU standard contractual clauses for transfers of personal data for processors established in third countries, further steps may be necessary. Under the decision invalidating the EU-U.S. privacy shield framework, or Schrems II, additional safeguards may be needed. Our customers may request that we agree to additional safeguards, such as additional security controls and contractual measures, which must be assessed on a case-by-case basis. However, what additional safeguards will be considered adequate remains unclear. We expect continued guidance from applicable authorities, as well as updates to the EU standard contractual clauses.
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
To the extent we expand our domestic and international presence, our exposure for violating these laws will increase. If we fail to comply with those legal standards, we may face substantial civil and criminal fines, penalties, profit disgorgement, reputational harm, loss of access to certain markets, disbarment from government business, the loss of export privileges, tax reassessments, breach of contract, fraud and other litigation, reputational harm, and other collateral consequences that could harm our business.
We use open source software in our platform, which may subject us to litigation or other actions that could harm our business.
We use open source software in our platform, and we may use more open source software in the future. In the past, companies that have incorporated open source software into their products have faced claims challenging the ownership or use of open source software or compliance with open source license terms. Accordingly, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who use, distribute or make available across a network software or services that include open source software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on terms unfavorable to the developer or at no cost. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of our licensed software. If we were to use open source software subject to such licenses, we could be required to release our proprietary source code, pay damages, re-engineer our platform or solutions, discontinue sales, or take other remedial action, any of which could harm our business. In addition, if the license terms for updated or enhanced versions of the open source software we utilize change, we may be forced to expend substantial time and resources to re-engineer our components of our platform.
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
We primarily rely and expect to continue to rely on a combination of patents, trade secrets, domain name protections, trademarks and copyrights, as well as confidentiality, license and subscription agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of June 30, 2022, we had 16 issued patents and 27 pending patent applications. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, the resulting patents may not effectively protect every significant feature of our solutions. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense.
We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality and invention assignment agreements with our employees, consultants and third parties. These agreements may not effectively protect our proprietary rights. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or may develop similar technologies and processes. We may not be able to protect our source code from copying if there is an unauthorized disclosure. Source code, the detailed program commands for our operating systems and other software programs, is critical to our business. We take significant measures to protect the secrecy of our source code. If our source code leaks, we might lose future trade secret protection for that code. It may then become easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. Unauthorized disclosure of source code also could increase the security risks described elsewhere in these risk factors. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any countries in which we operate may compromise our ability to enforce our intellectual property rights. To the extent we expand our international activities, our exposure to unauthorized copying and use of our technology and proprietary information may increase. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our platform, brand and other intangible assets may be diminished, and competitors may be able to more effectively replicate our platform and its features. Any of these events would harm our business.
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
We may in the future make acquisitions of other companies, products and technologies. We have limited experience in acquisitions. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, users, industry analysts or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business. In addition, we may not successfully evaluate or utilize the acquired technology or accurately forecast the financial impact of an acquisition transaction, including accounting charges, operating costs or revenue.
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
As of June 30, 2022 and December 31, 2021, we had no outstanding indebtedness under a loan and security agreement with Comerica Bank, or the Revolving Credit Facility. In the first quarter of 2021, we repaid in full the $22.4 million outstanding principal balance on our Revolving Credit Facility. We may incur indebtedness in the future, which may require us to secure such obligations with substantially all of our assets; to comply with various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments and engage in transactions with our affiliates; and to meet certain financial covenants. Any substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could restrict our business operations or have other adverse consequences, including the following:
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
We sell to customers globally and have international operations primarily in the United Kingdom, Australia, Singapore and Japan. To the extent we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three and six months ended June 30, 2022, 13% of our revenue and 15% and 14% of our expenses, respectively, were denominated in currencies other than U.S. dollars. For the three and six months ended June 30, 2021, 12% of our revenue and 16% of our expenses were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes the repurchases of our shares of common stock in the second quarter of 2022

Period	Total number of shares purchased	Average price paid per shares(1)	Total number of shares purchased as part of publicly announced plans or program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2022 to April 30, 2022	514,493	$13.29	514,493	$21.7
May 1, 2022 to May 31, 2022	51,821	$13.08	51,821	$21.0
June 1, 2022 to June 30, 2022	—	$—	—	$21.0
Total	566,314	$13.27	566,314	$21.0

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

ON24, Inc.

Date: August 10, 2022	By:	/s/ Sharat Sharan
Sharat Sharan
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Steven Vattuone
Steven Vattuone
Chief Financial Officer
(Principal Financial and Accounting Officer)