Form 10-Q
period 2022-09-30
ON24 INC.
filed 2022-11-14
CIK 1110611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2022, the registrant had 48,047,496 shares of common stock outstanding.

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
•the impact of the COVID-19 pandemic and future variants of the virus on our customer growth rate, which has declined in recent periods and may decline in future periods compared to 2021, as the impact of COVID-19 lessens and our customers and their users increasingly resume in-person marketing activities;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ON24, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$36,367	$164,948
Marketable securities	305,457	217,609
Accounts receivable, net of allowances and reserves of $2,622 and $2,677 as of September 30, 2022 and December 31, 2021, respectively	31,213	46,117
Deferred contract acquisition costs, current	12,018	11,921
Prepaid expenses and other current assets	8,375	8,467
Total current assets	393,430	449,062
Property and equipment, net	8,129	8,780
Operating right-of-use assets	6,011	—
Intangible asset, net	1,931	—
Deferred contract acquisition costs, non-current	18,980	20,887
Other long-term assets	1,824	1,760
Total assets	$430,305	$480,489
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,283	$3,123
Accrued and other current liabilities	17,058	19,011
Deferred revenue	81,029	96,225
Finance lease liabilities, current	1,762	1,768
Operating lease liabilities, current	2,676	—
Total current liabilities	106,808	120,127
Finance lease liabilities, non-current	300	1,648
Operating lease liabilities, non-current	5,628	—
Other long-term liabilities	1,685	3,624
Total liabilities	114,421	125,399
Commitments and contingencies (See Note 10)
Stockholders’ equity
Common stock, $0.0001 par value per share; 500,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 47,972,204 and 47,727,346 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	559,381	550,839
Accumulated deficit	(241,597)	(195,519)
Accumulated other comprehensive loss	(1,905)	(235)
Total stockholders’ equity	315,884	355,090
Total liabilities and stockholders’ equity	$430,305	$480,489

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription and other platform	$43,271	$43,601	$129,812	$130,888
Professional services	4,304	5,761	14,493	20,691
Total revenue	47,575	49,362	144,305	151,579
Cost of revenue:
Subscription and other platform	10,120	8,718	29,680	24,382
Professional services	3,182	3,349	9,867	10,252
Total cost of revenue	13,302	12,067	39,547	34,634
Gross profit	34,273	37,295	104,758	116,945
Operating expenses:
Sales and marketing	26,553	26,591	84,596	75,981
Research and development	11,324	9,114	32,916	25,222
General and administrative	11,164	10,851	33,199	29,719
Total operating expenses	49,041	46,556	150,711	130,922
Loss from operations	(14,768)	(9,261)	(45,953)	(13,977)
Interest expense	42	65	145	402
Other (income) expense, net	(463)	106	(183)	433
Loss before provision for (benefit from) income taxes	(14,347)	(9,432)	(45,915)	(14,812)
Provision for (benefit from) income taxes	40	(32)	163	(65)
Net loss	(14,387)	(9,400)	(46,078)	(14,747)
Cumulative preferred dividends allocated to preferred stockholders	—	—	—	(558)
Net loss attributable to common stockholders	$(14,387)	$(9,400)	$(46,078)	$(15,305)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.30)	$(0.20)	$(0.97)	$(0.36)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	47,640,200	47,101,200	47,357,711	42,149,108

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(14,387)	$(9,400)	$(46,078)	$(14,747)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	18	46	(59)	154
Unrealized gain (loss) on available for sale debt securities, net of tax	235	(15)	(1,611)	(33)
Total other comprehensive income (loss)	253	31	(1,670)	121
Total comprehensive loss	$(14,134)	$(9,369)	$(47,748)	$(14,626)

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(Unaudited)

	Convertible Preferred Stock		Redeemable convertible preferred stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2022	—	$—	—	$—	47,421,627	$5	$548,740	$(227,210)	$(2,158)	$319,377
Issuance of common stock upon exercise of stock options	—	—	—	—	315,501	—	738	—	—	738
Issuance of common stock upon release of restricted stock units	—	—	—	—	235,076	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	9,903	—	—	9,903
Other comprehensive income	—	—	—	—	—	—	—	—	253	253
Net loss	—	—	—	—	—	—	—	(14,387)	—	(14,387)
Balance as of September 30, 2022	—	$—	—	$—	47,972,204	$5	$559,381	$(241,597)	$(1,905)	$315,884

	Convertible Preferred Stock		Redeemable convertible preferred stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	—	$—	—	$—	46,449,556	$5	$539,137	$(176,610)	$184	$362,716
Issuance of common stock upon exercise of stock options	—	—	—	—	962,249	—	2,487	—	—	2,487
Issuance of common stock upon release of restricted stock units	—	—	—	—	13,618	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	7,831	—	—	7,831
Other comprehensive income	—	—	—	—	—	—	—	—	31	31
Net loss	—	—	—	—	—	—	—	(9,400)	—	(9,400)
Balance as of September 30, 2021	—	$—	—	$—	47,425,423	$5	$549,455	$(186,010)	$215	$363,665

	Convertible Preferred Stock		Redeemable convertible preferred stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	—	$—	47,727,346	$5	$550,839	$(195,519)	$(235)	$355,090
Repurchase of common stock	—	—	—	—	(1,531,209)	—	(21,808)	—	—	(21,808)
Issuance of common stock upon exercise of stock options	—	—	—	—	978,629	—	2,165	—	—	2,165
Issuance of common stock upon release of restricted stock units	—	—	—	—	708,237	—	—	—	—	—
Issuance of common stock under ESPP	—	—	—	—	89,201	—	833	—	—	833
Payment for employee tax withholding upon net share settlement on equity awards	—	—	—	—	—	—	(1,756)	—	—	(1,756)
Stock-based compensation expense	—	—	—	—	—	—	29,108	—	—	29,108
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,670)	(1,670)
Net loss	—	—	—	—	—	—	—	(46,078)	—	(46,078)
Balance as of September 30, 2022	—	$—	—	$—	47,972,204	$5	$559,381	$(241,597)	$(1,905)	$315,884

	Convertible Preferred Stock		Redeemable convertible preferred stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	21,683,548	$83,857	5,543,918	$70,000	10,896,137	$1	$27,512	$(171,263)	$94	$(143,656)
Conversion of convertible preferred stock and redeemable convertible preferred stock to common stock upon initial public offering	(21,683,548)	(83,857)	(5,543,918)	(70,000)	27,227,466	3	153,854	—	—	153,857
Issuance of common stock upon initial public offering, net of underwriting discounts and other offering costs	—	—	—	—	7,599,928	1	348,013	—	—	348,014
Issuance of common stock upon exercise of stock options	—	—	—	—	1,688,274	—	4,282	—	—	4,282
Issuance of common stock upon release of restricted stock units	—	—	—	—	13,618	—	—	—	—	—
Payment for employee tax withholding upon net share settlement on equity awards	—	—	—	—	—	—	(2,001)	—	—	(2,001)
Stock-based compensation expense	—	—	—	—	—	—	17,795	—	—	17,795
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	121	121
Net loss	—	—	—	—	—	—	—	(14,747)	—	(14,747)
Balance as of September 30, 2021	—	$—	—	$—	47,425,423	$5	$549,455	$(186,010)	$215	$363,665

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(46,078)	$(14,747)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,953	3,423
Stock-based compensation expense	29,108	17,795
Amortization of deferred contract acquisition costs	11,850	11,305
Provision for allowance for doubtful accounts and billing reserve	1,203	1,276
Non-cash lease expense	1,475	—
Other	(14)	191
Changes in operating assets and liabilities:
Accounts receivable	13,741	10,543
Deferred contract acquisition costs	(10,040)	(13,947)
Prepaid expenses and other assets	(5)	(5,358)
Accounts payable	263	(2,219)
Accrued liabilities	(1,369)	3,122
Deferred revenue	(15,231)	(1,055)
Other non-current liabilities	(1,749)	(648)
Net cash (used in) provided by operating activities	(12,893)	9,681
Cash flows from investing activities:
Purchase of property and equipment	(2,400)	(2,440)
Acquisition, net of cash acquired	(2,495)	—
Purchase of marketable securities	(211,310)	(207,039)
Proceeds from maturities and paydowns of marketable securities	121,965	11,401
Net cash used in investing activities	(94,240)	(198,078)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts	—	353,397
Proceeds from exercise of stock options	2,467	4,282
Proceeds from issuance of common stock under ESPP	833	—
Payment of tax withholding obligations related to net share settlements on equity awards	(1,756)	(2,001)
Payment for repurchase of common stock	(21,808)	—
Repayment of equipment loans and borrowings	(201)	(22,532)
Repayment of finance lease obligations	(1,399)	(1,885)
Payment of offering costs	—	(3,481)
Net cash (used in) provided by financing activities	(21,864)	327,780
Effect of exchange rate changes on cash, cash equivalents and restricted cash	487	154
Net (decrease) increase in cash, cash equivalents and restricted cash	(128,510)	139,537
Cash, cash equivalents and restricted cash, beginning of period	165,043	58,345
Cash, cash equivalents and restricted cash, end of period	$36,533	$197,882
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$353	$359
Cash paid for interest	$120	$489
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$36,367	$197,788
Restricted cash included in other assets, non-current	166	94
Total cash, cash equivalent, and restricted cash	$36,533	$197,882

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
The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results anticipated for the full year.
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

Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021. Other than the changes to the accounting policy for leases related to the adoption of ASC 842 on January 1, 2022 discussed below, there has been no material change to the Company’s significant accounting policies during the three and nine months ended September 30, 2022.
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
Variable lease payments are expensed as incurred and are not included in the ROU assets and lease liabilities. Leases with an initial term of 12 months or less are not recognized on the balance sheet as ROU assets but expensed on a straight-line basis over the lease term.
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
Note 2. Revenue
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic region based on the shipping address of customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$36,424	$36,922	$109,353	$112,212
EMEA	7,596	8,524	23,678	27,382
Other	3,555	3,916	11,274	11,985
Total revenue	$47,575	$49,362	$144,305	$151,579

The following table summarizes the foreign countries which contributed 10% or more of the total revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United Kingdom	*	*	*	11%

*	Represent less than 10% of total revenue
No single customer accounted for 10% or more of the total revenue during the three and nine months ended September 30, 2022 and 2021. Additionally, no single customer accounted for 10% or more of accounts receivable as of September 30, 2022 and December 31, 2021.
Contract Balances
Accounts receivable: The Company records accounts receivable when the Company has a contractual right to consideration. In some arrangements, a right to consideration for the Company’s performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled receivable. As of September 30, 2022 and December 31, 2021, unbilled receivables were included within accounts receivable, net of allowance for doubtful accounts and billing reserves on the condensed consolidated balance sheets and were not material.

Contract assets: The Company records a contract asset when the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. Contract assets are included in prepaid expenses and other current assets in the condensed consolidated balance sheets and were not material as of September 30, 2022 and December 31, 2021.
Contract liabilities: The Company defers its revenue when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized during the following 12-month period and the remaining portion is recorded as noncurrent, which is included in other long-term liabilities on the condensed consolidated balance sheet. The amount of revenue recognized in the three and nine months ended September 30, 2022 that was included in deferred revenue at the beginning of the period was $16.3 million and $83.3 million, respectively.
Remaining Performance Obligations
The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company may bill for the full term in advance or on an annual, quarterly or monthly basis, depending on the terms of the agreement. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $139.9 million, which consists of both billed consideration in the amount of $81.7 million and unbilled consideration in the amount of $58.2 million that the Company expects to recognize as revenue. As of September 30, 2022, the Company expects to recognize 80% of its remaining performance obligations as revenue over the subsequent 12 months and the remainder thereafter.
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
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years as the Company specifically anticipates renewals of customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. The Company determines the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of its platform and related significant features. Amortization of deferred contract acquisition costs was $3.9 million and $11.9 million or the three and nine months ended September 30, 2022, respectively, and $3.8 million and $11.3 million for the three and nine months ended September 30, 2021, respectively. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the condensed consolidated statements of operations.
The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. The Company had no impairment losses relating to deferred contract acquisition costs during the periods presented.

Note 3. Marketable Securities
Marketable securities consisted of the following as of the periods presented (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities
U.S. Treasury securities	$248,995	$3	$(1,730)	$247,268
Certificates of deposit	21,641	3	(116)	21,528
Corporate debt securities	18,498	—	(205)	18,293
Commercial paper	18,380	—	(79)	18,301
Asset-backed securities	68	—	(1)	67
Total marketable securities	$307,582	$6	$(2,131)	$305,457

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities
U.S. Treasury securities	$157,681	$—	$(404)	$157,277
Certificates of deposit	6,495	—	(5)	6,490
Corporate debt securities	36,422	—	(95)	36,327
Commercial paper	11,624	2	(6)	11,620
Asset-backed securities	5,901	1	(7)	5,895
Total marketable securities	$218,123	$3	$(517)	$217,609

The Company’s marketable securities have been classified as available for sale. All available for sale debt securities are available for use in current operations. Accordingly, they have been classified as current.
Marketable securities in an unrealized loss position consisted of the following as of the periods presented (in thousands):

	September 30, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$165,882	$(968)	$65,381	$(762)	$231,263	$(1,730)
Certificates of deposit	14,550	(116)	—	—	14,550	(116)
Corporate debt securities	12,286	(146)	6,007	(59)	18,293	(205)
Commercial paper	18,301	(79)	—	—	18,301	(79)
Asset-backed securities	68	(1)	—	—	68	(1)
Total	$211,087	$(1,310)	$71,388	$(821)	$282,475	$(2,131)

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$143,590	$(404)	$—	$—	$143,590	$(404)
Certificates of deposit	6,490	(5)	—	—	6,490	(5)
Corporate debt securities	36,327	(95)	—	—	36,327	(95)
Commercial paper	6,984	(6)	—	—	6,984	(6)
Asset-backed securities	4,967	(7)	—	—	4,967	(7)
Total	$198,358	$(517)	$—	$—	$198,358	$(517)

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
The Company had no realized gains or losses from marketable securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2022 and 2021.
The following summarizes the remaining contractual maturities of the Company’s marketable securities as of September 30, 2022 (in thousands):

Fair Value
One year or less	$305,457
Over one year through five years	—
Total marketable securities	$305,457

Note 4. Fair Value Measurement
The following tables summarize the Company’s financial instruments recorded at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalent
Cash equivalents - money market mutual funds	$32,629	$—	$—	$32,629
Cash equivalents - commercial paper	—	2,632	—	2,632
Marketable Securities
U.S. Treasury securities	—	247,268	—	247,268
Certificates of deposit	—	21,528	—	21,528
Corporate debt securities	—	18,293	—	18,293
Commercial paper	—	18,301	—	18,301
Asset-backed securities	—	67	—	67
Total cash equivalents and marketable securities	$32,629	$308,089	$—	$340,718

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalent
Cash equivalents - money market mutual funds	$151,079	$—	$—	$151,079
Marketable Securities
U.S. Treasury securities	—	157,277	—	157,277
Certificates of deposit	—	6,490	—	6,490
Corporate debt securities	—	36,327	—	36,327
Commercial paper	—	11,620	—	11,620
Asset-backed securities	—	5,895	—	5,895
Total cash equivalents and marketable securities	$151,079	$217,609	$—	$368,688

As of September 30, 2022 and December 31, 2021, the Company classified its cash equivalents within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs. The Company classified its marketable securities within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded.
Note 5. Balance Sheets Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of the periods presented (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$6,557	$5,617
Other receivables	1,661	2,786
Other	157	64
Prepaid expenses and other current assets	$8,375	$8,467

Property and Equipment, Net
Property and equipment, net consisted of the following as of the periods presented (in thousands):

	September 30, 2022	December 31, 2021
Computer, equipment and software(1)	$31,010	$28,227
Furniture and fixtures	1,056	1,118
Leasehold improvements	3,584	3,776
Property and equipment, gross	35,650	33,121
Less: Accumulated depreciation and amortization(2)	(27,521)	(24,341)
Property and equipment, net	$8,129	$8,780

(1)Includes assets recorded under finance leases of $5.3 million as of September 30, 2022 and December 31, 2021.
(2)Includes amount for assets recorded under finance leases of $3.6 million and $2.2 million as of September 30, 2022 and December 31, 2021, respectively.

Depreciation and amortization expense for property and equipment was $1.3 million and $3.7 million for the three and nine months ended September 30, 2022, respectively, and $1.1 million and $3.4 million for the three and nine months ended September 30, 2021, respectively.

The following table presents the property and equipment, net of depreciation and amortization, by geographic region as of the periods presented (in thousands):

	September 30, 2022	December 31, 2021
United States	$7,368	$7,899
EMEA	722	816
Other	39	65
Total property and equipment, net	$8,129	$8,780

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the periods presented (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation and benefits	$6,449	$6,339
Accrued bonus and commissions	5,147	6,555
Other	5,462	6,117
Accrued and other current liabilities	$17,058	$19,011

Other Long-term Liabilities
Other long-term liabilities consisted of the following as of the periods presented (in thousands):

	September 30, 2022	December 31, 2021
Deferred rent liabilities	$—	$1,988
Deferred revenue	698	937
Other	987	699
Other long-term liabilities	$1,685	$3,624

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

Note 7. Intangible Assets
The Company’s acquired intangible asset subject to amortization was as follows (in thousands):

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(285)	$2,415
Effect of foreign currency translation	(504)	20	(484)
Total	$2,196	$(265)	$1,931

As of December 31, 2021, the Company had no intangible assets.
The intangible asset is amortized on a straight-line basis over its useful life of 4 years. As of September 30, 2022, the intangible asset had a remaining amortization period of 3.5 years.
The amortization expense for the three and nine months ended September 30, 2022 was $0.2 million and $0.3 million, respectively, and was included in research and development in the condensed consolidated statements of operations as the acquired technology will be used to enhance our existing product capabilities.
The estimated future amortization expense for the intangible asset is as follows (in thousands):

Remainder of 2022	$138
2023	549
2024	549
2025	549
2026	146
Total	$1,931

Note 8. Leases
The Company entered into operating leases primarily for office facilities and finance leases primarily for computer and network equipment purchases. These leases have terms generally ranging from 3 years to 12 years. The Company’s lease agreements generally do not contain any material variable lease payments, residual value guarantees or restrictive covenants.
The balance sheet classification of the Company’s right-of-use assets and lease liabilities as of the period presented was as follows (in thousands):

Leases	Classification	September 30, 2022
Non-Current Assets
Finance lease assets	Property, plant and equipment, net	$1,746
Operating lease assets	Operating right-of-use asset	6,011
Total leased assets		$7,757
Current Liabilities
Finance	Finance lease liabilities, current	$1,762
Operating	Operating lease liabilities, current	2,676
Non-Current Liabilities
Finance	Finance lease liabilities	300
Operating	Operating lease liabilities	5,628
Total leased liabilities		$10,366

The components of lease cost were as follows (in thousands):

Lease Cost	Classification	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$438	$1,314
Interest on finance lease liabilities	Interest expense	26	94
Operating lease cost	Selling, general and administrative expenses	549	1,720
Variable lease cost	Selling, general and administrative expenses	101	281
Total lease cost		$1,114	$3,409

The undiscounted future lease payments under the lease liabilities as of September 30, 2022 were as follows (in thousands):

Maturity of Lease Liabilities	Finance Lease	Operating Lease
Remainder of 2022	$437	$775
2023	1,607	2,854
2024	80	2,803
2025	—	2,240
2026	—	97
Thereafter	—	33
Total lease payments	2,124	8,802
Less imputed interest	(62)	(498)
Present value of lease liabilities	$2,062	$8,304

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
The weighted-average lease term and discount rate as of September 30, 2022 were as follows:

	Finance Lease	Operating Lease
Weighted-average remaining lease term	1.2 years	3.1 years
Weighted-average discount rate	4.51%	3.89%

Supplemental cash flow information was as follows (in thousands):

Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$1,731
Financing cash used by finance leases	1,399
Right of use assets obtained in exchange for new lease liabilities:
Operating leases - adoption	7,246
Operating leases - nine months ended September 30, 2022	357
Finance leases	—
Note 9. Credit Facility
In September 2021, the Company amended its revolving line of credit with a financial institution effective August 2021, which increased the Company's borrowing capacity to a maximum of $50.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows the Company to borrow up to $50.0 million if the Company maintains at least $100.0 million on deposit at the institution. If such deposit is less than $100.0 million, the Company may borrow up to the lesser of $50.0 million or an amount determined by the Company's trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate, as defined by the agreement. As of September 30, 2022, the Company did not draw down on its line of credit and has a borrowing capacity of $50.0 million. The terms of the agreement permit voluntary prepayment without premium or penalty. The revolving credit facility matures in August 2024 and is secured by substantially all of the Company’s assets. The outstanding principal balance on the revolving line of credit, if any, is due at maturity. The Company is required to pay quarterly in arrears a commitment fee of 0.15% per annum on the undrawn portion available under the revolving line of credit. As of September 30, 2022, the Company had an outstanding standby letter of credit of $1.2 million as a guarantee for a leased space.
Interest on the revolving credit facility is payable monthly in arrears at a rate equal to the lender’s prime referenced rate as defined in the agreement. Prior to this amendment, interest on the revolving line of credit was the prime rate, as published by the Wall Street Journal (Prime Rate), plus 0.75% effective July 31, 2020, and Prime Rate plus 0.50% prior to July 31, 2020. The prime referenced rate was 6.25% as of September 30, 2022 and 3.25% as of September 30, 2021.
The revolving credit facility is subject to certain restrictions and financial covenants, including the requirement of maintaining a minimum debt to EBITDA ratio when the Company’s current portion of the total borrowing exceeds $5.0 million and the Company fails to maintain $100.0 million in deposits. In addition, the revolving line of credit agreement restricts the Company from paying dividends without prior approval from the financing institution. The Company was not subject to the financial covenants as of September 30, 2022.
Note 10. Commitment and Contingencies
Purchase Obligations
The Company has non-cancelable purchase commitments of $3.7 million as of September 30, 2022, primarily related to software license fees and co-location facilities and services, of which $0.9 million is expected to be paid in remainder of 2022, $2.6 million in 2023 and $0.2 million in 2024.
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
FASB ASC 450-20, Contingencies, sets forth the rules for accounting for uncertain tax positions for taxes not based on income. When a loss contingency exists, the likelihood of the incurrence of the liability can range from probable to remote. The Company believes it is reasonably possible that a loss will result from the sales and use tax assessments in the range of zero to $0.4 million. The Company has not recorded an accrual as of September 30, 2022 and December 31, 2021.

Legal Proceedings
The Company, its Chief Executive Officer, its Chief Financial Officer, certain current and former members of its Board of Directors and the underwriters that participated in the Company’s IPO are named as defendants in a consolidated putative class action, captioned In re ON24, Inc. Securities Litigation, 4:21-cv-08578-YGR (filed in November 2021), that is currently pending in the United States District Court for the Northern District of California. The consolidated complaint purports to assert claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, the Company’s common stock issued in connection with the Company’s IPO. The complaint alleges that the Company’s registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. Plaintiff seeks, among other things, an award of damages and attorneys’ fees and costs. Defendants filed a motion to dismiss the complaint in May 2022, which is currently pending. The Company believes the allegations in the consolidated complaint are without merit. The Company is unable to reasonably estimate a possible loss or range of possible loss, if any, arising from this matter at this early stage. Accordingly, no accrued litigation expense has been recorded in the accompanying condensed consolidated financial statements.
In June 2022, a shareholder derivative complaint, captioned Banks v. Sharan, et al., Case No. 3:22-cv-03861, was filed by a purported shareholder in the United States District Court for the Northern District of California. The complaint names as defendants the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and certain current and former members of the Company’s board of directors, and names the Company as a nominal defendant. The complaint purports to assert claims on the Company’s behalf against the individual defendants for breach of fiduciary duty and alleged violations of Sections 10(b) and 21D of the Securities Exchange Act of 1934. The complaint is based on allegations that are substantially similar to those in the putative class action filed in the United States District Court for the Northern District of California, described above. The complaint seeks, among other things, an award of damages on behalf of the Company, corporate governance reforms, and attorneys’ fees and costs. In September 2022, the plaintiff voluntarily dismissed the complaint without prejudice.
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
Note 11. Stockholders’ Equity and Equity Incentive Plan
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
Common Stock Reserved for Future Issuance
As of September 30, 2022, the Company had the following shares of common stock reserved for future issuance under its equity incentive plan and employee share purchase plan:

Stock options outstanding	7,957,539
Restricted stock units outstanding	4,270,636
Remaining shares available for future grant under 2021 Equity Incentive Plan(1)	6,287,782
Remaining shares available for future issuance under ESPP(2)	1,613,045
Total shares of common stock reserved as of September 30, 2022	20,129,002

(1)Includes the automatic annual increase of 2,386,367 additional shares under 2021 Equity Incentive Plan on January 1, 2022.
(2)Includes the automatic annual increase of 477,273 additional shares under ESPP on January 1, 2021.

Grant Activities
Stock Options
A summary of stock option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	9,341,242	$6.83
Granted	—	—
Exercised	(1,107,959)	2.39		$11,860
Cancelled and forfeited	(275,744)	17.75
Balance as of September 30, 2022	7,957,539	$7.07	6.05	$36,203
Vested and exercisable	5,854,734	$5.06	5.38	$31,614

Restricted Stock Units
A summary of RSU activity under the Company’s equity incentive plans and related information is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2021	3,737,565	$20.01
Granted	1,744,632	12.19
Vested	(722,155)	21.72
Cancelled and forfeited	(489,406)	20.22
Unvested balance as of September 30, 2022	4,270,636	$16.51

The total fair value of RSUs vested in the three and nine months ended September 30, 2022 was $4.9 million and $15.7 million, respectively. The total fair value of RSUs vested in the three and nine months ended September 30, 2021 was $0.6 million.
The Company also had 187,500 performance-based RSUs that were vested during the nine months ended September 30, 2021.

Stock -Based Compensation
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue
Subscription and other platform	$849	$607	$2,540	$1,190
Professional services	165	109	505	248
Total cost of revenue	1,014	716	3,045	1,438
Sales and marketing	3,597	2,364	10,986	5,627
Research and development	2,019	1,235	5,925	2,879
General and administrative	3,273	3,516	9,152	7,851
Total stock-based compensation expense	$9,903	$7,831	$29,108	$17,795

As of September 30, 2022, unrecognized stock-based compensation expense by award type and their weighted-average recognition periods are as follows (in thousands, except years):

	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$29,239	$63,209	$76
Weighted-average amortization period	2.16 years	2.85 years	0.13 years
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
As of September 30, 2022, the Company had $21.0 million available for future share buybacks under the repurchase program. The following table presents certain information regarding shares repurchased under the program during the period presented:

Nine Months Ended September 30, 2022
Number of shares repurchased	1,531,209
Average price per share (including commissions)	$14.24
Total repurchase costs (in millions)	$21.8
The Company did not repurchase shares during the three months ended September 30, 2022.

12. Other (Income) Expense, Net
Other (income) expense, net consisted of the following for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$(477)	$(215)	$(1,236)	$(272)
Amortization (accretion) on marketable securities	(447)	165	(117)	190
Foreign currency losses	555	160	1,322	606
Other	(94)	(4)	(152)	(91)
Other (income) expense, net	$(463)	$106	$(183)	$433
Note 13. Income Taxes
The Company’s provision for (benefit from) income taxes were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Provision for (benefit from) income taxes	$40	$(32)	$163	$(65)

The Company’s provision for (benefit from) income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. The Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision quarterly. Provision for (benefit from) income taxes for the three and nine months ended September 30, 2022 changed by $0.1 million and $0.2 million, respectively, compared to the three and nine months ended September 30, 2021. The change in provision for (benefit from) income taxes was primarily driven by the tax shortfalls associated with stock-based compensation benefit in a foreign jurisdiction.
The Company regularly performs an assessment of the likelihood of realizing benefits of its deferred tax assets. As of September 30, 2022, the Company recorded a valuation allowance against its U.S. deferred tax assets based on available evidence. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable.
Utilization of net operating loss carryforwards, tax credits and other attributes may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.
In August 2022, the Inflation Reduction Act of 2022 was signed into the U.S. law, which implements a new alternative minimum tax for some large corporations, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. The Company does not expect the Inflation Reduction Act to have a material impact on its consolidated financial statements.
Note 14. Net Loss Per Share Attributable to Common Stockholders
The following tables set forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(14,387)	$(9,400)	$(46,078)	$(14,747)
Cumulative preferred dividends allocated to preferred stockholders	—	—	—	(558)
Net loss attributable to common stockholders	$(14,387)	$(9,400)	$(46,078)	$(15,305)
Net loss per share of common stock, basic and diluted	$(0.30)	$(0.20)	$(0.97)	$(0.36)
Weighted-average common stock outstanding, basic and diluted	47,640,200	47,101,200	47,357,711	42,149,108

The following table sets forth the potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	7,957,539	10,269,096	7,957,539	10,269,096
Restricted stock units	4,270,636	1,655,511	4,270,636	1,655,511
ESPP purchase rights	126,708	96,628	126,708	96,628
Total antidilutive securities	12,354,883	12,021,235	12,354,883	12,021,235
Note 15. Related Party Transactions
The Company incurred engineering and quality assurance costs from a third-party vendor in the three and nine months ended September 30, 2022 and 2021. The chief executive officer of the third-party vendor is considered an immediate family member of the Company’s chief technology officer. The Company recorded $0.8 million and $2.2 million in the three and nine months ended September 30, 2022, respectively, and $0.7 million and $1.8 million in the three and nine months ended September 30, 2021, respectively, in research and development expense relating to this third-party vendor on the condensed consolidated statements of operations. The Company recorded $0.5 million in accounts payable and accrued liabilities as of September 30, 2022 and $0.3 million in accounts payable as of December 31, 2021 on the condensed consolidated balance sheets for the amount owed to this third-party vendor.
16. Restructuring
In the third quarter of 2022, the Company initiated a strategic cost reduction plan, which included a reduction of the Company’s global full-time employee headcount as of June 30, 2022 through voluntary and involuntary headcount reductions. As of September 30, 2022, the Company’s full-time headcount decreased by approximately 6% from June 30, 2022. Additionally, the Company incurred restructuring costs of $1.1 million during the third quarter of 2022, primarily related to severance and one-time termination benefits. The Company expects to incur additional restructuring costs of $1.0 million to $1.3 million in the fourth quarter of 2022 for such activities.
The following table summarizes the restructuring costs in our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 (in thousands):

Cost of revenue
Subscription and other platform	$363
Professional services	27
Total cost of revenue	390
Sales and marketing	582
Research and development	61
General and administrative	37
Total restructuring costs	$1,070

The Company paid restructuring costs of $0.5 million during the three and nine months ended September 30, 2022. As of September 30, 2022, the restructuring liability was $0.6 million and is included in accrued and other current liabilities on the condensed consolidated balance sheets.

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
We deliver our platform products as cloud-based subscriptions that are easy to use and purpose-built for sales and marketing professionals. As of September 30, 2022, we had 2,053 customers.

Prior to developing our current cloud-based subscription model, we generated revenue from our Legacy offering, which primarily consisted of fully managed events and associated services. In connection with shifting to our current data-driven, cloud-based subscription model, we stopped selling our Legacy offering to new customers in 2018 and stopped selling it to all customers in 2020.
Our revenue was $47.6 million and $144.3 million for the third quarter and first nine months of 2022, respectively, compared to $49.4 million and $151.6 million for the same periods of 2021, representing a period-over-period decrease of 4% and 5%. We had a net loss of $14.4 million and $46.1 million for the third quarter and first nine months of 2022, respectively, compared to $9.4 million and $14.7 million for the same periods of 2021.
COVID-19 Update
The continued spread of COVID-19, any future variants that may be more transmissible and have more severe symptoms than current variants, may extend the impact of COVID-19 on our business. The impact of these variants cannot be predicted at this time and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against emerging variants, and any new measures that may be introduced by governments or other parties in response to an increase in COVID-19 cases.
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
There is no assurance that we will experience in future periods the same level of accelerated growth we experienced in 2020, and to a lesser extent in 2021. For example, our revenue recently decreased by 4% and 5% in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. Our revenue growth rate also declined in 2021 compared to 2020. We may continue to face declines in our revenue in future periods as the impact of COVID-19 continues to lessen. If the effects of the COVID-19 pandemic continue to subside, our customers and their users may increasingly resume in-person marketing activities in a way that decreases usage of our platform. The extent of the impact of COVID-19 on our business and financial performance may be influenced by a number of factors, many of which we cannot control, including the emergence of recent and any future variants of the virus, future spikes of COVID-19 infections resulting in additional preventative and mitigative measures, the severity of the economic decline attributable to or influenced by the COVID-19 pandemic, the timing and nature of a potential economic recovery, the impact on our customers and our sales cycles, and our ability to generate new business leads. For additional details, see the section titled “Risk Factors.”
Key Factors Affecting Our Performance
Acquiring New Customers
We are focused on continuing to grow the number of customers that use our platform. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. A single customer may have multiple agreements with us for separate divisions, subsidiaries or affiliates. Our operating results and growth prospects will depend in part on our ability to attract new customers. While we believe we have a significant market opportunity that our platform addresses, it is difficult to predict customer adoption rates or the future growth rate and size of the market for our platform. We will need to continue to invest in our sales and marketing functions in order to address this opportunity by hiring, developing and retaining talented sales personnel who are able to achieve desired productivity levels in a reasonable period of time while we actively manage costs given the current macro-economic environment.
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
International Expansion
We believe the expansion of real-time, revenue-generating marketing intelligence in international markets is a significant opportunity. For the three and nine months ended September 30, 2022, approximately 23% and 24% of our revenue came from outside the United States, compared to 25% and 26% for the same periods of 2021. We believe there is a compelling opportunity to expand our solutions internationally, both in countries where we currently operate and countries where we do not yet sell subscriptions to our solutions. Continuing to expand our international operations will require considerable management attention and other resources and may present challenges associated with complying with local expectations, customs, laws and regulations, and geopolitical disputes (including the Ukraine-Russia war), which may impact our ability to sell subscriptions to our solutions and otherwise cause our results to vary from period to period.
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

	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021
Customers	2,053	2,101	2,145	2,122	2,054	2,078	2,062
ARR (in thousands)	$165,598	$167,832	$167,657	$171,384	$167,194	$164,130	$163,051
$100k Customers	351	349	367	366	359	345	325
Number of Customers
Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base over the years. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. We serve customers of all sizes, ranging from small businesses to global Fortune 100 organizations across a diverse set of industries, including technology, financial services, healthcare, industrial and manufacturing, professional services and B2B information services companies. Our diverse customer base has grown from 760 customers as of December 31, 2015 to 2,053 customers as of September 30, 2022. Our net customers decreased by 48 in the third quarter of 2022 compared to the second quarter of 2022 primarily due to less customer acquisition and customer churn, the majority of which was in our SMB and Commercial customer base. While we believe our net customer numbers reflect the uncertainty of some organizations regarding their own digital marketing strategies, our platform is designed with a long-term view toward our customer relationships and to grow with customers as their needs expand.

Annual Recurring Revenue
We believe that ARR is a key metric to measure our business because it is driven by our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. ARR is calculated as the sum of the annualized value of our subscription contracts as of the measurement date, including existing customers with expired contracts that we expect to be renewed. Our ARR amounts exclude professional services, overages from subscription customers and Legacy revenue. Our ARR as of September 30, 2022, December 31, 2021 and September 30, 2021 was $165.6 million, $171.4 million and $167.2 million, respectively. The decrease in ARR from December 31, 2021 was primarily driven by customer churn and downsell, partially offset by new ARR and contract expansions from new and existing customers during the period. Our ARR also reflects a decrease in demand for our ON24 Virtual Conference product primarily due to the return of large-scale, in-person events. A portion of our ARR is denominated in foreign currencies, and the strengthening US dollar also impacted our ARR in the quarter ended September 30, 2022.
Customers Contributing $100,000 or More to ARR
We track the number of $100k Customers, many of whom are larger organizations using our platform. As of September 30, 2022, December 31, 2021 and September 30, 2021, we had 351, 366 and 359 $100k Customers, respectively, demonstrating our penetration of larger organizations. The decrease in ARR contribution from the $100k customers from December 31, 2021 was primarily driven by slower new customer acquisitions in 2022 as well as certain customers renewing their agreements for a lesser value in 2022 as a result of the macro-economic environment. The ARR contribution from the $100k customers in the third quarter of 2022 was consistent with the second quarter of 2022.

Results of Operations
We manage and operate as one reportable segment. The discussion below summarizes our results of operations for the periods presented, which we derived from the condensed consolidated financial statements included elsewhere in this Report.
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Revenue:
Subscription and other platform	$43,271	$43,601	$129,812	$130,888
Professional services	4,304	5,761	14,493	20,691
Total revenue	47,575	49,362	144,305	151,579
Cost of revenue:
Subscription and other platform (1)(3)	10,120	8,718	29,680	24,382
Professional services (1)(3)	3,182	3,349	9,867	10,252
Total cost of revenue	13,302	12,067	39,547	34,634
Gross profit	34,273	37,295	104,758	116,945
Operating expenses:
Sales and marketing (1)(3)	26,553	26,591	84,596	75,981
Research and development (1)(2)(3)	11,324	9,114	32,916	25,222
General and administrative (1)(3)	11,164	10,851	33,199	29,719
Total operating expenses	49,041	46,556	150,711	130,922
Loss from operations	(14,768)	(9,261)	(45,953)	(13,977)
Interest expense	42	65	145	402
Other (income) expense, net	(463)	106	(183)	433
Loss before provision for (benefit from) income taxes	(14,347)	(9,432)	(45,915)	(14,812)
Provision for (benefit from) income taxes	40	(32)	163	(65)
Net loss	$(14,387)	$(9,400)	$(46,078)	$(14,747)

(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue
Subscription and other platform	$849	$607	$2,540	$1,190
Professional services	165	109	505	248
Total cost of revenue	1,014	716	3,045	1,438
Sales and marketing	3,597	2,364	10,986	5,627
Research and development	2,019	1,235	5,925	2,879
General and administrative	3,273	3,516	9,152	7,851
Total stock-based compensation expense	$9,903	$7,831	$29,108	$17,795

(2)Includes amortization of acquired intangible asset of $148 and $285 for the three and nine months ended September 30, 2022.

(3)Includes restructuring costs, which primarily represent severance and related expense due to restructuring activities, as follows. See Note 16 for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue
Subscription and other platform	$363	$—	$363	$—
Professional services	27	—	27	—
Total cost of revenue	390	—	390	—
Sales and marketing	582	—	582	—
Research and development	61	—	61	—
General and administrative	37	—	37	—
Total stock-based compensation expense	$1,070	$—	$1,070	$—

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$43,271	91%	$43,601	88%	$(330)	(1)%
Professional services	4,304	9%	5,761	12%	(1,457)	(25)%
Total revenue	$47,575	100%	$49,362	100%	$(1,787)	(4)%

	Nine Months Ended September 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$129,812	90%	$130,888	86%	$(1,076)	(1)%
Professional services	14,493	10%	20,691	14%	(6,198)	(30)%
Total revenue	$144,305	100%	$151,579	100%	$(7,274)	(5)%

Total revenue decreased $1.8 million, or 4% for the third quarter of 2022 and decreased $7.3 million, or 5% for the first nine months of 2022, compared to the same periods of 2021. Subscription and other platform revenue decreased $0.3 million for the third quarter of 2022 and $1.1 million for the first nine months of 2022, compared to the same periods of 2021, primarily due to customer churn and downsell from existing customers, offset in part by new customer contracts and contract expansions from existing customers during the periods.
The decrease in professional services revenue of $1.5 million for the third quarter of 2022 and $6.2 million for the first nine months of 2022, compared to the same periods of 2021, primarily due to more customers electing to be “self-service.” The decrease in professional services revenue for the nine-month period also reflected a higher demand for our implementation and deployment services in 2020 that continued into the first quarter of 2021. The decline in professional services revenue as a percentage of total revenue was primarily due to more of our customers electing to be “self-service” and not utilize our professional service offerings.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$10,120	21%	$8,718	18%	$1,402	16%
Professional services	3,182	7%	3,349	7%	(167)	(5)%
Total cost of revenue	$13,302	28%	$12,067	24%	$1,235	10%
Gross profit	$34,273	72%	$37,295	76%	$(3,022)	(8)%
Gross margin	72%		76%

	Nine Months Ended September 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$29,680	21%	$24,382	16%	$5,298	22%
Professional services	9,867	7%	10,252	7%	(385)	(4)%
Total cost of revenue	$39,547	27%	$34,634	23%	$4,913	14%
Gross profit	$104,758	73%	$116,945	77%	$(12,187)	(10)%
Gross margin	73%		77%
Cost of Revenue
Cost of revenue for the third quarter and first nine months of 2022 increased $1.2 million, or 10%, and $4.9 million, or 14%, compared to the same periods of 2021. The increase in each respective period was primarily attributable to the increase in subscription and other platform cost of revenue of $1.4 and $5.3 million, due primarily to an increase in personnel-related expenses of $1.0 million and $3.9 million. The increase in personnel-related expense for subscription and other platform cost of revenue was mainly driven by the increased stock-based compensation expense of $0.3 million and $1.4 million in each respective period, increased average headcount to support our platform and higher salaries reflecting the impact of inflation on compensation. The increase in cost of revenue in the first nine months of 2022 also reflects an increase of $1.3 million in bandwidth and software cost.
Gross Margin
Gross margin for the third quarter of 2022 was 72% compared to 76% for the same period of 2021. Gross margin for the first nine months of 2022 was 73% compared to 77% for the same period of 2021. The decrease in each respective period was primarily attributable to an increase in total cost of revenue, which increased 10% and 14%, compared to total revenue, which decreased 4% and 5%. We are investing in our cloud infrastructure capabilities to enable future growth and have grown our customer success teams to drive improved retention and customer experience.
We expect gross margin to decrease in the remainder of 2022 as we have invested in our infrastructure and customer success function. We also continue to increase our utilization of the public cloud for our newer product offerings while we actively manage costs given the current macro-economic environment.

Operating Expenses
Sales and Marketing

	Three Months Ended September 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$26,553	56%	$26,591	54%	$(38)	—%

	Nine Months Ended September 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$84,596	59%	$75,981	50%	$8,615	11%
Sales and marketing expense for the third quarter of 2022 remained relatively flat compared to the same period of 2021. We have been actively managing our costs given the current macro-economic environment.
Sales and marketing expense increased $8.6 million, or 11%, for the first nine months of 2022 compared to the same period of 2021. The increase was primarily attributable to an increase in personnel-related expenses of $8.5 million, which was driven by increased stock-based compensation expense of $5.4 million, higher salaries reflecting the impact of inflation on compensation and higher sales commissions. The increase in sales and marketing expense as a percentage of total revenue for the nine month period was primarily driven by our targeted investments in our go-to-market strategy to drive efficient growth, including sales enablement, partner ecosystem and selective sales hires.
We expect our sales and marketing expense to decrease in absolute dollars in the remainder of 2022 as we continue to support demand for our digital experiences while tightening our sales and marketing spend given the current macro-economic environment.
Research and Development

	Three Months Ended September 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Research and development	$11,324	24%	$9,114	18%	$2,210	24%

	Nine Months Ended September 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Research and development	$32,916	23%	$25,222	17%	$7,694	31%
Research and development expense increased $2.2 million, or 24%, for the third quarter of 2022 and $7.7 million, or 31%, for the first nine months of 2022, compared to the same periods of 2021. The increase in each respective period was primarily attributable to an increase of $1.3 million and $4.8 million in personnel-related expenses, which was driven by the increased stock based compensation expense of $0.7 million and $3.0 million as well as by the increased average headcount to support the development of our solutions and higher salaries reflecting the impact of inflation on compensation. The increase in research and development expense in each respective period also reflects increases of $0.6 million and $1.5 million in facilities and other related expenses. The increase in the research and development expense in the nine months period was also driven by an increase in contractor costs of $1.4 million to assist with platform development. We have been applying a disciplined approach to focus our investments on research and development areas that offer the greatest opportunities as we expand our platform and bring new products to the market.

We expect our research and development expense to increase moderately in absolute dollars in the remainder of 2022 as we focus on further developing our platform and infrastructure while we actively manage costs given the current macro-economic environment.
General and Administrative

	Three Months Ended September 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$11,164	23%	$10,851	22%	$313	3%

	Nine Months Ended September 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$33,199	23%	$29,719	20%	$3,480	12%
General and administrative expense for the third quarter of 2022 remained relatively flat compared to the same period of 2021. We have been actively managing our costs given the current macro-economic environment.
General and administrative expense increased $3.5 million, or 12%, for the first nine months of 2022, compared to the same periods of 2021. The increase was primarily attributable to an increase of $2.5 million in personnel-related expenses, which was driven by the increased stock-based compensation expense of $1.3 million, increased average headcount, and higher salaries reflecting the impact of inflation on compensation. The increase in the general and administrative expense for the nine months period also reflects an increase of $0.8 million in facilities and other expenses.
We expect our general and administrative expense to fluctuate in absolute dollars in the remainder of 2022 as we enhance our general and administrative function to support the needs of a public company while we actively manage costs given the current macro-economic environment.
Interest Expense

	Three Months Ended September 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$42	—%	$65	—%	$(23)	(35%)

	Nine Months Ended September 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$145	—%	$402	—%	$(257)	(64%)
Interest expense for the third quarter of 2022 remained relatively flat in absolute dollars compared to the same period of 2021. Interest expense for the first nine months of 2022 decreased $0.3 million compared to the same period of 2021. We repaid in full in the first quarter of 2021 the $22.4 million aggregate then outstanding principal balance of our line of credit under the revolving credit facility.

Other (Income) Expense, Net

	Three Months Ended September 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other (income) expense, net	$(463)	(1)%	$106	—%	$569	537%

	Nine Months Ended September 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other (income) expense, net	$(183)	—%	$433	—%	$616	142%
The change in other (income) expense, net for the third quarter and first nine months of 2022 compared to the same periods of 2021 was primarily driven by the increase in investment income offset by the increase in foreign currency losses. See Note 12 for additional information.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Provision for (benefit from) income taxes	$40	—%	$(32)	—%	$72	225%

	Nine Months Ended September 30,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Provision for (benefit from) income taxes	$163	—%	$(65)	—%	$228	351%
The change in provision for income taxes for the third quarter and first nine months of 2022 compared to the same periods of 2021 was primarily driven by the tax impacts associated with stock-based compensation in a foreign jurisdiction.
Liquidity and Capital Resources
As of September 30, 2022, we had cash, cash equivalents and marketable securities of $341.8 million. Our investments generally consist of money market mutual funds, certificates of deposit, U.S. Treasury securities and debt securities, all of which are available for use in our current operations. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We have historically funded our liquidity requirements through sales of convertible preferred stock, cash generated from our operations, borrowings and availability under our revolving credit facility, and most recently through our IPO in February 2021.
In December 2021, our board of directors authorized a share repurchase program allowing us to periodically repurchase up to $50.0 million of our common stock over an 18-month period in the open market or in privately negotiated transactions. The program may be modified, suspended, or discontinued at any time. In the first nine months of 2022, we spent $21.8 million on share repurchases. We did not repurchase shares in the third quarter of 2022. As of September 30, 2022, we had $21.0 million remaining for future share buybacks under the repurchase program.
In April 2022, we acquired Vibbio for approximately $3.0 million in cash.

We initiated a strategic cost reduction plan starting in the third quarter of 2022 to reduce our global full-time employee workforce as of June 30, 2022 through voluntary and involuntary headcount reductions. As of September 30, 2022, the Company’s full-time headcount decreased by approximately 6% from June 30, 2022. Additionally, we incurred restructuring costs of $1.1 million during the third quarter of 2022, primarily related to severance and one-time termination benefits. We expect to incur additional restructuring costs of $1.0 million to $1.3 million in the fourth quarter of 2022 related to such activities.
Our principal uses of cash in recent periods have been to fund our operations, invest in research and development, purchase investments, and repurchase shares of our common stock.
We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements will depend on many factors including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts and the timing and extent of additional capital expenditures to invest in existing office spaces. We may in the future enter into arrangements to acquire or invest in complementary businesses, products, services and technologies, and we may need to seek additional equity or debt financing. In the event that additional financing is needed from outside sources, we may not be able to raise the necessary capital or raise the capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition could be materially and adversely affected.
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by operating activities	$(12,893)	$9,681
Net cash used in investing activities	$(94,240)	$(198,078)
Net cash (used in) provided by financing activities	$(21,864)	$327,780
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
Net cash (used in) provided by operating activities is primarily impacted by our net loss adjusted for certain non-cash items such as stock-based compensation, depreciation and amortization, amortization of deferred contract acquisition costs, as well as the effect of changes in operating assets and liabilities. Our cash flows from operating activities used net cash of $12.9 million for the nine months ended September 30, 2022 compared to provided cash of $9.7 million for the same period of 2021, resulting in a decrease of cash inflow of $22.6 million. The decrease was primarily attributable to the $31.3 million increase in net loss and $4.8 million unfavorable changes in operating assets and liabilities between the periods, partially reduced by an increase in non-cash expenses of $13.6 million. In addition, we paid $0.5 million in severance and related costs in the third quarter of 2022 due to restructuring activities. See Note 16 for additional information.
The total non-cash adjustments for the nine months ended September 30, 2022 was $47.6 million compared to $34.0 million for the same period of 2021. The $13.6 million favorable change of non-cash adjustment was primarily driven by an increase in stock-based compensation expense of $11.3 million.
Working capital used cash of $14.4 million for the nine months ended September 30, 2022 compared to provided cash of $9.6 million for the same period of 2021, an increase of cash outflow of $4.8 million. The unfavorable change in working capital in the comparative periods were impacted by, among other items, the timing of vendor payments and prepayments, timing of cash receipts from customers, and increased business activities.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 was $94.2 million compared to $198.1 million for the same period of 2021. The decrease was primarily driven by an increase in proceeds from maturities and paydowns of marketable securities of $110.6 million, partially offset by an increase in purchases of marketable securities of $4.3 million and the cash consideration, net of cash acquired, on our Vibbio acquisition of $2.5 million.
Our most significant capital expenditures have been investments in our equipment to support ongoing operations. We expect our capital investment to continue in the future.

Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2022 was $21.9 million compared to provided cash of $327.8 million for the same period in 2021. The decrease in cash inflow was primarily driven by the $21.8 million spending on our share repurchases in the first half of 2022 and the proceeds of $349.9 million, net of underwriting discounts and offering costs, we received from our IPO last year, offset in part by a decrease in principal repayments of $22.3 million on our line of credit.
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
Outstanding principal amounts on the revolving credit facility incur interest at a rate equal to Comerica Bank’s prime referenced rate, as defined in the loan agreement. Prior to August 31, 2021, interest on the revolving line of credit was the prime rate, as published by the Wall Street Journal, plus 0.75% effective July 31, 2020. The referenced prime rate was 6.25% as of September 30, 2022 and 3.25% as of September 30, 2021.
As of September 30, 2022, we had not drawn down on our line of credit under the revolving credit facility.
Commitments and Contractual Obligations
The following table summarizes our non-cancelable contractual obligations as of September 30, 2022 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$8,802	$775	$5,657	$2,370	$—
Finance lease obligations	2,124	437	1,687	—	—
Equipment loans	377	69	308	—	—
Other (1)	3,654	893	2,761	—	—
Total	$14,957	$2,174	$10,413	$2,370	$—

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
The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (BPS), 100 BPS and 150 BPS as of September 30, 2022 (in thousands):

	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value as of September 30, 2022	50 BPS	100 BPS	150 BPS
Marketable securities	$307,040	$306,513	$305,985	$305,457	$304,931	$304,404	$303,877
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2022. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 3. Legal Proceedings.
We, our Chief Executive Officer, our Chief Financial Officer, certain current and former members of our board of directors, and the underwriters that participated in our IPO are named as defendants in a consolidated putative class action, captioned In re ON24, Inc. Securities Litigation, 4:21-cv-08578-YGR (filed in November 2021), that is currently pending in the United States District Court for the Northern District of California. The consolidated complaint purports to assert claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, our common stock issued in connection with our IPO. The complaint alleges that our registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. Plaintiff seeks, among other things, an award of damages and attorneys’ fees and costs. Defendants filed a motion to dismiss the complaint in May 2022, which is currently pending. We believe that the allegations in the consolidated complaint are without merit.

In June 2022, a shareholder derivative complaint, captioned Banks v. Sharan, et al., Case No. 3:22-cv-03861, was filed by a purported shareholder in the United States District Court for the Northern District of California. The complaint names as defendants our Chief Executive Officer, our Chief Financial Officer, and certain current and former members of our board of directors, and names ON24 as a nominal defendant. The complaint purports to assert claims on ON24’s behalf against the individual defendants for breach of fiduciary duty and alleged violations of Sections 10(b) and 21D of the Securities Exchange Act of 1934. The complaint is based on allegations that are substantially similar to those in the putative class action filed in the United States District Court for the Northern District of California, described above. The complaint seeks, among other things, an award of damages on behalf of ON24, corporate governance reforms, and attorneys’ fees and costs. In September 2022, the plaintiff voluntarily dismissed the complaint without prejudice.
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
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties, including those risks discussed at-length below. You should read these risks before you invest in our common stock. Some of these risks are occurring and may continue to occur in the future. To the extent any of these risks occur, our business, financial condition or results of operations would likely be materially and adversely affected. These risks include, but are not limited to, risks relating to:
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
•the impact of the COVID-19 pandemic and future variants of the virus on our customer growth rate, which has declined in recent periods and may decline in future periods compared to 2021, as the impact of COVID-19 lessens and our customers and their users increasingly resume in-person marketing activities;
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
We have grown rapidly in prior periods, particularly in 2020 and 2021. For example, for full years 2020 and 2021, our revenue was $156.9 million and $203.6 million, respectively, representing annual growth of 76% in 2020 and 30% in 2021. Our revenue growth in these prior periods, particularly in 2020, was significantly impacted by increased demand for our platform and products following the onset of the COVID-19 pandemic and resulting precautionary measures. While some of our subscriptions have multi-year terms, most have terms of one year. Customers may not renew their subscriptions at the same rate, may decrease their usage of our solutions or may not purchase subscriptions for additional solutions, if they renew at all. For example, as subscription terms expired throughout 2021 and early 2022 for customers who subscribed earlier during the pandemic, many customers did not renew their subscriptions or decreased their usage of our solutions, which we believe reflects the lessening impact of COVID-19 on demand as well as other factors. Our revenue decreased 4% and 5% for the three and nine months ended September 30, 2022, compared to the same periods of 2021. If our revenue does not increase in future periods, our business, financial condition and results of operations could be harmed. Furthermore, if we cannot attract new customers to our platform or our existing customers do not continue their subscriptions, our business, financial condition and results of operations would be harmed.
As a result of our limited operating history at our current scale, our ability to forecast our future results of operations is limited and subject to a number of uncertainties. You should not rely on our 2020 or 2021 revenue growth rates, or our level of revenue for the three and nine months ended September 30, 2022, or any other prior period, as an indication of our future performance. In future periods, our revenue may decline for a number of reasons, including any reduction in demand for our platform, increased competition, higher market penetration, a contraction of our overall market, our inability to accurately forecast demand for our platform and plan for capacity constraints or our failure, for any reason, to capitalize on growth opportunities. If our revenue does not grow, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.
Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly results of operations and financial condition may vary significantly in the future, and period-to-period comparisons may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and financial condition may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. For example, our revenue decreased in each of the first three quarters of 2022 compared to the same periods in 2021 and we may face similar declines in future periods, as the impact of COVID-19 lessens and our customers and their users resume more in-person marketing activities. Further, because we generally invoice our customers at the beginning of the contractual terms of their subscriptions to our solutions, our financial condition reflects deferred revenue that we recognize ratably as revenue over the contractual term. As the impact of COVID-19 has lessened, we have observed fewer new subscriptions and renewals, and our cash and deferred revenue have decreased. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include:
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

•the timing or amount of any share repurchases, including any impact from the excise tax on stock buybacks created by the Inflation Reduction Act of 2022;
•one or more large indemnification payments to our customers or other third parties;
•the timing of expenses related to any future acquisitions; and
•general economic and market conditions.
Failure to attract new customers or retain, expand the usage of, and upsell our products to existing customers would harm our business and growth prospects.
We derive, and expect to continue to derive, a significant portion of our revenue and cash flows from sales of subscriptions to our products. As such, our business depends upon our ability to attract new customers and to maintain and expand our relationships with our existing customers, including by expanding their usage and upselling additional solutions. Our business is largely subscription-based, and customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire. As a result, customers may not renew their subscriptions at the same rate, increase their usage of our solutions or purchase subscriptions for additional solutions, if they renew at all. Renewals of subscriptions may decline or fluctuate because of several factors, such as dissatisfaction with our solutions or support, a customer no longer having a need for our solutions or the perception that competitive products provide better or less expensive options. For example, some organizations that purchased our ON24 Virtual Conference product are beginning to return to in-person events and no longer need the large-scale virtual event experience functionality provided by this product. In order to grow our business, we must continually add new customers and replace customers who choose not to continue to use our platform. Any decrease in user satisfaction with our solutions or support may result in negative online customer reviews and decreased word-of-mouth referrals, which would harm our brand and our ability to grow.
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
Market volatility, decreased consumer confidence, and diminished growth expectations in the U.S. economy and abroad as a result of the foregoing events could affect the rate of sales and marketing spending and could adversely affect our customers’ ability or willingness to purchase our services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales and operating results. Some of our customers may view a subscription to our platform as a discretionary purchase, and our customers may reduce their discretionary spending on our platform during an economic downturn. In addition, weak economic conditions, including during times of high inflation and tightening budgets, can result in customers seeking to utilize lower-cost solutions that are available from alternative sources. Prolonged economic slowdowns may result in requests to renegotiate existing contracts on less advantageous terms to us than those currently in place, payment defaults on existing contracts, or non-renewal at the end of a contract term.
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
We had net loss of $14.4 million and $46.1 million in the three and nine months ended September 30, 2022, respectively, and $9.4 million and $14.7 million in the three and nine months ended September 30, 2021, respectively, and we may incur net losses in the future. We intend to continue to expend significant funds on our direct sales force and marketing efforts to attract new customers and increase usage of our platform and products by our existing customers, to develop and enhance our platform and for general corporate purposes. To the extent we are successful in increasing our customer base, we may also incur increased losses because most of the costs associated with acquiring customers (other than sales commissions) are incurred up front, while the related subscription revenue is generally recognized ratably over the applicable subscription term. In addition, we may incur increased losses because most of the costs associated with acquiring customers, including sales commissions, require us to make cash outlays at the time we acquire a customer, and, similarly, the timing of our recognition of subscription revenue and sales commissions may not correspond with our cash position. Our subscriptions typically have terms of one year that automatically renew for successive one-year terms unless terminated. We also have certain customers with subscription terms for up to three years. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses and any increase in our cost of sales, including as a result of a shift to a hybrid cloud. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of subscriptions to our platform, and the entry or the success of competitive products and services. As a result, we may not achieve or maintain profitability in future periods.
The failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.
Our ability to increase our customer base, expand the usage of our existing customers and achieve broader market acceptance of our solutions will depend to a significant extent on our ability to effectively expand and manage our sales and marketing operations and activities. We are substantially dependent on our direct sales force and on our marketing efforts in order to obtain new customers. We have recently expanded and may continue to expand our direct sales force both domestically and internationally in the future. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we currently require or may require in the future. Our ability to achieve revenue growth will depend, in part, on our success in recruiting, training and retaining a sufficient number of qualified and experienced sales professionals. New hires require significant training and time before they achieve full productivity, particularly in new industries or geographies. Circumstances relating to the COVID-19 pandemic have altered the way we recruit, onboard, train and integrate our employees, and these processes may not be successful in expanding our sales and marketing capabilities. New hires may not become as productive as quickly as we expect, or at all, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets and segments where we do business. Our business may be harmed if our sales expansion efforts do not generate a significant increase in revenue.
Our results of operations may be adversely impacted by the COVID-19 pandemic.
The global spread of the COVID-19 pandemic, including the spread of new variants, and related containment efforts have materially affected how we and our customers operate our respective businesses. Although in some ways the COVID-19 pandemic may have accelerated our growth, the longer-term effects on our business and the overall economy remain highly uncertain. In April 2022 we fully reopened our offices for personnel who are comfortable working in an office setting, but a significant number of our personnel continue to work from home. As we continue to contemplate in-person work arrangements, we plan to offer a significant percentage of our employees flexibility in the amount of time they work in an office on a regular basis. While we have learned during the COVID-19 pandemic that we can work effectively remotely, the partial return to in-office work and the transition to permanent remote working arrangements for some employees may present operational and workplace culture challenges and risks, including reduced productivity, lower employee retention, and increased compliance and tax obligations in a number of jurisdictions. In addition, our management team has spent, and continues to spend, significant time, attention and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce. Our ongoing efforts to safely keep open our offices may also expose our employees, customers and other third parties to health risks and us to associated liability, and they will involve additional financial burdens. Similarly, many of our customers, vendors and other third parties with which we conduct business are adjusting to permanent remote or hybrid work arrangements and dealing with other challenges, such as supply chain disruptions and revised budgets, that are forcing them to conduct business in different ways. The extent to which these parties suffer inefficiencies or other risks from these different arrangements, and the extent to which these risks may impact us, is impossible to predict.

The continued spread of COVID-19, particularly any future variants that may be more transmissible and have more severe symptoms than current variants, may extend the impact of COVID-19 on our business. The impact of these variants cannot be predicted at this time and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against emerging variants, and any new measures that may be introduced by governments or other parties in response to an increase in COVID-19 cases. Given the nature of the circumstances, it is difficult to predict the long-term economic impact of the ongoing COVID-19 pandemic on our business. These uncertainties make it challenging to manage our growth, maintain business relationships, price our subscriptions and otherwise operate and plan for our business. Moreover, the economic impacts of COVID-19 have affected and may continue to affect customer and prospective customer spending on technology such as ours, particularly for businesses involving in-person interactions. These customers may experience reduced revenue and revised budgets, which may adversely affect our customers’ ability or willingness to purchase subscriptions to our platform, the timing of subscriptions, customer retention, and the value or duration of subscriptions, all of which could adversely affect our operating results. As the impact of COVID-19 has subsided, our current and prospective customers, and their users, have chosen to do more in-person marketing. The extent of the impact of COVID-19 on our business and financial performance may be influenced by a number of factors, many of which we cannot control, including the duration and spread of the COVID-19 pandemic, future spikes of COVID-19 infections and future variants resulting in additional preventative measures, the severity of the economic decline attributable to the COVID-19 pandemic, the timing and nature of a potential economic recovery, the impact on our customers and our sales cycles, and our ability to generate new business leads.
Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. In addition, uncertainty regarding the impact of COVID-19 on our future operating results and financial condition may result in our taking cost-cutting measures, reducing the level of our capital investments and delaying or canceling the implementation of strategic initiatives, any of which may negatively impact our business and reputation. The global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our solutions may persist, even after the COVID-19 pandemic has subsided. In addition, the effects of the COVID-19 pandemic may heighten many of the other risks we face, including those described in this Report.
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
A substantial portion of our business is with large Enterprise customers. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. As of September 30, 2022, we had 351 $100k Customers, which are generally large organizations, representing 66% of our ARR. The timing of our sales with our Enterprise customers and related revenue recognition is difficult to predict because of the length and uncertainty of the sales cycle for these customers. We are often required to spend significant time and resources to educate and familiarize these potential customers with the value proposition of paying for our platform. The length of our sales cycle for these customers, from initial evaluation to payment for our platform, is often around three to six months or more and can vary substantially from customer to customer. As a result, it is difficult to predict whether and when a sale will be completed. An inability to increase our Enterprise customer base could harm our business.
We have significant operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.
We have significant operations outside of the United States. In the three and nine months ended September 30, 2022, we generated 23% and 24% of our revenue from customers outside of the United States. In prior periods, we have focused on expanding our international operations and we may continue to do so in future periods. For example, in 2020, we established a subsidiary in Japan to support our operations in the Asia-Pacific region and in 2022 we established a subsidiary in Germany to support our operations in the EMEA. Future efforts to expand our current international operations, including entering new markets or countries, may not be effective. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to special risks, including risks associated with:
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
In addition, following Russia’s military invasion of Ukraine in February 2022, NATO deployed additional military forces to Eastern Europe, and the United States, European Union, and other nations announced various sanctions against Russia. The invasion of Ukraine has triggered unprecedented sanctions against Russia by the U.S., NATO, and other countries which has created global security concerns that could result in wider conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business. In the three and nine months of 2022, we experienced a decrease of 11% and 14%, respectively, in total revenue from customers in the EMEA region as compared to the same periods in 2021, which we believe was largely driven by the uncertain macroeconomic environment surrounding the Ukraine-Russia war. We are actively monitoring the conflict in Ukraine to assess its ongoing impact on our business, as well as on our customers and other parties with whom we do business.
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
Our business may be affected by changes in the economy generally, including any resulting effect on spending by our customers. While some of our customers may consider our platform to be a cost-saving purchase by, among other things, decreasing the need for large, in-person events, others may view a subscription to our platform as a discretionary purchase, and such customers may reduce their discretionary spending on our platform during an economic downturn. Particularly in light of COVID-19, and macro-economic uncertainty related to the global rise in inflation, some of our customers may experience reduced revenue and revised budgets, which may adversely affect our customers’ ability or willingness to purchase subscriptions to our platform, the timing of subscriptions, and the value or duration of subscriptions, all of which could adversely affect our operating results. If an economic downturn were to occur, we may experience such a reduction in demand and loss of customers, especially in the event of a prolonged recessionary period.
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
We have experienced significant growth recently, particularly in 2020. The growth and expansion of our business places a continuous, significant strain on our management, operational and financial resources. Our information technology systems and our internal controls and procedures may not adequately keep pace with our growth. In addition, as we continue to grow, we face challenges of integrating, developing, motivating and retaining a rapidly growing employee base in various countries around the world. Certain members of our management do not have significant experience managing a public company, which may affect how they manage our growth. Managing our growth will also require significant expenditures and allocation of valuable management resources.
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
In addition, new U.S. and international privacy laws may impose new obligations on us and many of our customers. Both in the United States and globally, numerous jurisdictions have passed or are actively considering new or amended privacy laws. For example, the California Consumer Privacy Act, or CCPA, which took effect in January 2020, applies to us and to many our customers. Under the CCPA, we are both a “business,” as to the ON24 business data, and a “service provider,” as to the platform personal data. The CCPA introduced sweeping definitions and broad individual rights, and imposes substantial requirements and restrictions on the collection, use and disclosure of personal information. The CCPA also introduced a private right of action for certain data breaches, which gives rise to increased class action risk. Notably, since the CCPA was signed into law, it has been amended multiple times, has been subject to further implementing regulations, and may face further amendment, refinement or replacement.
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
From time to time, we may be involved in disputes or regulatory inquiries that arise in the ordinary course of business involving labor and employment, wage and hour, commercial, securities or investment, intellectual property, data breach and other matters. For example, we were named in a consolidated securities class action as described further in the section titled “Legal Proceedings.” We expect that the number and significance of these potential disputes may increase as our business expands and our company grows larger. Contractual provisions and insurance coverage may not cover potential claims and may not be adequate to indemnify us for all liabilities we may face. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Litigation is inherently unpredictable, and the results of any claims may have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents or have filed patent applications and may assert patent or other intellectual property rights within the industry. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. We may from time to time in the future become a party to litigation and disputes related to our intellectual property and our platform. The costs of supporting litigation and dispute resolution proceedings are considerable, and a favorable outcome may not be obtained. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. Even if we were to prevail in such a litigation or dispute, it could be costly and time consuming, and divert the attention of our management and key personnel from our business operations. Our technologies may not be able to withstand any third-party claims or rights against their use. Claims of intellectual property infringement might require us to redesign our platform, delay releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our platform. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and operating results could be adversely impacted. Additionally, our customers may not purchase subscriptions to our platform if they are concerned that they may infringe third-party intellectual property rights. The occurrence of any of these events may have a material adverse effect on our business.
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
We primarily rely and expect to continue to rely on a combination of patents, trade secrets, domain name protections, trademarks and copyrights, as well as confidentiality, license and subscription agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of September 30, 2022, we have 18 issued patents and 26 pending patent applications. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, the resulting patents may not effectively protect every significant feature of our solutions. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense.
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
We may make acquisitions of other companies, products and technologies. We have limited experience in acquisitions. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, users, industry analysts or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business. In addition, we may not successfully evaluate or utilize the acquired technology or accurately forecast the financial impact of an acquisition transaction, including accounting charges, operating costs or revenue.

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
As of September 30, 2022 and December 31, 2021, we had no outstanding indebtedness under the Revolving Credit Facility. In the first quarter of 2021, we repaid in full the $22.4 million outstanding principal balance on our Revolving Credit Facility. We may incur indebtedness in the future, which may require us to secure such obligations with substantially all of our assets; to comply with various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments and engage in transactions with our affiliates; and to meet certain financial covenants. Any substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could restrict our business operations or have other adverse consequences, including the following:
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
We sell to customers globally and have international operations primarily in the United Kingdom, Australia, Singapore and Japan. To the extent we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three and nine months ended September 30, 2022, 13% of our revenue and 13% and 14% of our expenses, respectively, were denominated in currencies other than U.S. dollars. For the three and nine months ended September 30, 2021, 13% and 12% of our revenue, respectively, and 15% and 16% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2021, we had $116.8 million of U.S. federal and $75.4 million of state net operating loss carryforwards available to reduce future taxable income, which began to expire in 2022 for both federal and state tax purposes. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. States may or may not adopt similar changes. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards and tax credits is materially limited, it would harm our business by effectively increasing our future tax obligations.
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
•any significant change in our management; and

•general economic conditions, including increased inflation, and slow or negative growth of our markets.
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
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being required to provide fewer years of audited financial statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these provisions until we are no longer an “emerging growth company.” We will cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and (iv) December 31, 2026. We may choose to take advantage of some but not all of these reduced reporting burdens. We have taken advantage of certain reduced reporting burdens in this Annual Report on Form 10-K. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.
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

ON24, Inc.

Date: November 10, 2022	By:	/s/ Sharat Sharan
Sharat Sharan
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Steven Vattuone
Steven Vattuone
Chief Financial Officer
(Principal Financial and Accounting Officer)