Form 10-K
period 2022-12-31
ON24 INC.
filed 2023-03-15
CIK 1110611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing sale price on the New York Stock Exchange as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $361 million.
As of March 3, 2023, the registrant had 47,430,264 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2022, are incorporated by reference into Part III (Items 10, 11,12, 13 and 14) of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Report, contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections titled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts”, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:
•our ability to grow our revenue;
•our ability to attract new customers and expand sales to existing customers.
•fluctuation in our performance, our history of net losses and any increases in our expenses;
•competition and technological development in our markets and any decline in demand for our solutions or generally in our markets;
•adverse general economic and market conditions and spending on sales and marketing technology;
•our ability to expand our sales and marketing capabilities and otherwise manage our growth;
•the impact of the COVID-19 pandemic and future variants of the virus on our customer growth rate, which has declined in recent periods and may decline in future periods compared to 2022, as the impact of COVID-19 lessens and our customers and their users increasingly resume in-person marketing activities;
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
For businesses to succeed, we believe their sales and marketing strategies must evolve from the era of automation to the era of engagement. We are strategically positioned to help businesses and their sales and marketing organizations make this transition. Our platform provides an innovative way both to scale digital marketing and deepen prospective customer engagement. We believe our opportunity to help businesses convert digital engagement into revenue will continue to grow over time as industries modernize their sales and marketing processes. As our customers create more ON24 content-rich experiences, they gather more data directly from prospective customers, which we refer to as first-person data, to help them create a multiplier effect that strengthens their ability to convert prospective customers and generate revenue.
As of December 31, 2022, we had 1,990 customers. No single customer contributed more than 10% of our total revenue for the year ended December 31, 2022, 2021 and 2020.
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
Our portfolio of ON24 Core Platform Experience products include:
•ON24 Elite: live, interactive webinar experience that engages prospective customers in real-time and can also be made available in an on-demand format.
•ON24 Breakouts: live breakout room experience that facilitates networking, collaboration and interactivity between users.
•ON24 Forums: live, interactive experience that facilitates video-to-video interaction between presenters and audiences.
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
Our ON24 Core Platform Experience products are backed by our solutions, including:
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
Our non-Core Platform Experience product includes:
•ON24 Virtual Conference: live, large scale, managed virtual event experience that engages prospective customers in real-time and can also be made available in an on-demand format. With the return of large-scale in-person events, we are seeing less demand for this managed-service product. Accordingly, we are deemphasizing this product. As such, we do not consider ON24 Virtual Conference as part of our Core Platform going forward.
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

•Flywheel effect drives continuous optimization. Years of capturing engagement insights have provided us with a deep understanding of how to best design digital experiences that engage prospective customers and generate more impactful revenue conversion. The more of our content-rich experiences that our customers create for their prospective customers to engage with, the more first-person data that our customers are able to collect in return. By leveraging AI/ML, our platform enables businesses to use this data to derive highly relevant and deep insights that fuel AI-driven content generation, personalized segmentation, enhanced analytics and reporting and dynamic content recommendations. These AI/ML-driven innovations further strengthen the engagement levels of experiences, enhancing the quality of the interaction data and insights derived through our platform. This combination of rich prospective customer data and AI/ML becomes a flywheel for better content creation, improved customer experiences, greater customer intelligence and enhanced revenue conversion.
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
•Broad, rich dataset and AI/ML capabilities power valuable insights. Our platform enables highly interactive experiences, giving our customers access to behavioral data that signals buying intent. By leveraging our AI/ML capabilities, our customers can derive valuable and actionable insights in order to optimize their sales and marketing strategies. For example, we help our customers understand what features of a digital experience drive the most engagement with prospective customers and heatmap key moments of an experience that had the greatest impact on audiences. Our customers can also use our platform to benchmark themselves against others in their industry to understand where they can improve as well as to synthesize lifetime behavior on our platform into an easy-to-use business interest report. They can also use our AI-driven content generation to automatically create promotional content. In addition, our customers can more effectively reach their prospects and customers by leveraging our AI/ML capabilities to dynamically personalize digital experiences for particular customers based on their prior behavior and interactions on our platform.
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
•Broad base of customers across verticals. We have a large and diverse set of customers across a broad set of industries. While our customer base decreased in 2022 compared to 2021, our customer base has grown significantly since 2015, from approximately 760 customers as of December 31, 2015 to 1,990 customers as of December 31, 2022. We intend to leverage our land and expand model to further penetrate customers across these verticals.
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

Our Market Opportunity
We estimate the current total addressable market, or TAM, for our solutions is approximately $46 billion worldwide annually. We calculate our TAM by initially estimating the total number of companies that our platform and products can support in the United States across separate bands measured by number of employees: Enterprise, which includes companies with more than 2,000 employees, and Commercial, which includes companies with less than 2,000 employees, which we further divide into Mid-Market companies with 200-1,999 employees, and small and midsize, or SMB, companies with 1-199 employees, using data from the U.S. Census Bureau for 2019. We then apply an average annual value to the companies in each band. This value was calculated using internally generated data for annual recurring revenue, or ARR, as of December 31, 2022 for the top 25% of our customers by ARR that subscribe to two or more of our products, within each of the Enterprise and Mid-Market bands, and the top 25% by ARR of all our customers within the SMB band. We believe these calculations are representative of the current potential spend on our solutions by customers and prospective customers. We multiplied the total number of companies within each band by the calculated annual value for that band. The aggregate calculated value represents the current annual estimated market opportunity in the United States of $23 billion. We believe the market opportunity for our solutions outside the United States is at least as large.
Our Growth Strategy
While we are currently operating in a challenging macro-economic environment, we intend to drive the growth of our business over time and the adoption of our solutions by executing the following strategies:
•Drive new customer acquisition. We believe our market is still relatively underpenetrated and that through scaling our sales force over time and through specialized and aligned sales teams focused on the Enterprise and Commercial markets globally, we can acquire new customers across the substantial Commercial market.
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
•Expand into new regions. We believe the expansion of our platform in international markets is a significant opportunity. We plan to continue to evaluate expansion opportunities for our solutions internationally, both in countries where we currently operate and countries where we do not yet sell subscriptions to our solutions.
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
Our Solutions
Our platform gives businesses the ability to use digital engagement to drive revenue growth through interactive experiences, data-driven analytics and solutions that integrate into a large number of business systems, predominantly marketing automation, CRM and BI platforms. With digital engagement at the core, our platform’s experience, data and integration layers power a portfolio of products and solutions that include ON24 Elite, ON24 Go Live, ON24 Breakouts, ON24 Engagement Hub, ON24 Target, ON24 Intelligence and ON24 Connect. We also offer ON24 Virtual Conference, which is not part of our Core Platform Experience products suite.

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
ON24 Core Platform Experience Products
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
Live Experiences: ON24 Forums
ON24 Forums provides an interactive, video-based experience for smaller moderated discussions bringing two-way, face-to-face networking and audience participation together in a fully branded experience. This product is ideal for executive engagement, expert-led trainings and professional advisory groups, enabling users to create high-touch virtual events at scale, capture interactions and integrate engagement data into business systems.
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
Additional features across our ON24 Core Platform Experience products
Our ON24 Experience products include the following tools to enable our customers to produce professionally designed experiences, drive ongoing engagement and conversion, and host, manage and organize content.
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
Our platform has the following AI/ML-powered capabilities:
•Embedded generative AI tool to scale and optimize promotional content;
•Enable sales to act on prospects’ unique topical interests with a “Business Interest Cloud” report;
•Surface immediate audience feedback from live experiences with a “Key Moments” report, providing marketers with deep links to promote more targeted experiences;
•Deliver dynamic, personalized content recommendations;
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
ON24 Non-Core Experience Product
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
With the return of large-scale in-person events, we are seeing less demand for ON24 Virtual Conference and we are deemphasizing this product. As such, we do not consider ON24 Virtual Conference as part of our Core Platform going forward.
Our Technology and Infrastructure
Our platform and products have been developed to enable enterprise-grade scalability, performance, and reliability, designed to address all the complexities that come with live, interactive engagement with large audiences of prospective customers. Our platform has two main parts: a web application stack, and a streaming infrastructure stack, running on two co-located data centers in the United States and one in the European Union (EU). We also utilize public-cloud providers as part of our infrastructure.
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

Our Customers
Our customer base consists of a diverse set of businesses from fast-growing start-ups to established Fortune 100 enterprises that span a number of industries where B2B sales and marketing is mission critical. As of December 31, 2022, approximately 20% of the Fortune 1000 are ON24 customers. The primary industries we serve include technology, financial services, life sciences, manufacturing and professional services, among others. All of these industries are undergoing a digital transformation, and, as a result, we see opportunities for growth in product adoption, attachments and revenue across all verticals fueling both our customer acquisition and land and expand strategies. No single customer contributed more than 10% of our total revenue for the year ended December 31, 2022, 2021 and 2020.
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
Our-go-to-market strategy consists of four key components, including acquiring and expanding wallet share within large accounts, focusing on the Commercial market, driving increased product attachments through continued customer innovation, and expanding into new geographies to drive continued international growth. We are also building the ON24 Partner Network, an ecosystem of solution and technology partners, to further support growth.
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
Customer Success
We believe that our highly responsive and effective support and education are an extension of our brand and are core to building and maintaining user trust. Our global customer success team is closely embedded with our customers and supports their day-to-day usage of our platform, including advising on best practices and providing technical support, services, and training. Our platform support team offers technical support, chat support and live webinar experience emergency support that is available to our customers 24/7. Our portfolio of services provides consulting, support for platform, and product and event adoption as well as support for experience management, monitoring and production. Our training team oversees onboarding, training, certification and a knowledge center.
Our global support team is based in 5 regional offices and is available 24/7 via in-product and presenter chat support. We have a data-driven process and well-established operations in place that proactively monitor our customers’ platform adoption, utilization and success. This approach enables us to efficiently scale our customer success operations as our customer base grows.
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
Intellectual Property
We primarily rely, and expect to continue to rely, on a combination of patent, trade secret and domain name protection, trademark and copyright laws, as well as confidentiality and license agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of December 31, 2022, we had 18 issued patents and 27 pending patent applications, the earliest of which expires in 2027. We pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. Our trademarks and service marks include our name and logo, as well as various marketing slogans. We maintain a policy requiring our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information.
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
Employees and Human Capital
As of December 31, 2022, we had 640 full-time employees. Of these employees, 487 are based in the United States and 153 are based in international locations. The members of our management team and our board of directors come from diverse backgrounds, and we seek to attract and recruit diverse, talented, experienced and motivated employees. In order to develop and improve our platform, we must invest in attracting, developing and retaining key talent. We monitor our progress with human capital metrics such as turnover, time to fill open roles and rate of internally developed talent. Our brand, market position, reputation for innovation and culture support our ability to recruit and retain talented employees across our departments.

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
•our ability to grow our revenue;
•our ability to attract new customers and expand sales to existing customers;
•fluctuation in our performance, our history of net losses and any increases in our expenses;
•competition and technological development in our markets and any decline in demand for our solutions or generally in our markets;
•adverse general economic and market conditions and spending on sales and marketing technology;
•our ability to expand our sales and marketing capabilities and otherwise manage our growth;
•the impact of the COVID-19 pandemic and future variants of the virus on our customer growth rate, which has declined in recent periods and may decline in future periods compared to 2022, as the impact of COVID-19 lessens and our customers and their users increasingly resume in-person marketing activities;
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
Risks Related to Our Business and Our Industry
We have not consistently sustained our revenue growth rate, and we may not be able to increase our revenue in future periods.
We have grown rapidly in prior periods, particularly in 2021 and 2020. For example, for full years 2021 and 2020, our revenue was $203.6 million and $156.9 million, respectively, representing annual growth of 30% and 76% in 2021 and 2020, respectively. Our revenue growth in these prior periods, particularly in 2020, was significantly impacted by increased demand for our platform and products following the onset of the COVID-19 pandemic and resulting precautionary measures. While some of our subscriptions have multi-year terms, most have terms of one year. Customers may not renew their subscriptions at the same rate, may decrease their usage of our solutions or may not purchase subscriptions for additional solutions, if they renew at all. For example, as subscription terms expired throughout 2021 and early 2022 for customers who subscribed during the beginning of the pandemic, many customers did not renew their subscriptions or decreased their usage of our solutions, which we believe reflects the lessening impact of COVID-19 on demand as well as other factors. Our revenue in 2022 decreased 6% compared to 2021. If our revenue does not increase in future periods, our business, financial condition and results of operations could be harmed. Furthermore, if we cannot attract new customers to our platform or our existing customers do not continue their subscriptions, our business, financial condition and results of operations would be harmed.
As a result of our limited operating history at our current scale, our ability to forecast our future results of operations is limited and subject to a number of uncertainties. You should not rely on our 2021 or 2020 revenue growth rates, or our level of revenue for 2022, or any other prior period, as an indication of our future performance. In future periods, our revenue may decline for a number of reasons, including any reduction in demand for our platform, increased competition, higher market penetration, a contraction of our overall market, our inability to accurately forecast demand for our platform and plan for capacity constraints or our failure, for any reason, to capitalize on growth opportunities. If our revenue does not grow, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.
Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly results of operations and financial condition may vary significantly in the future, and period-to-period comparisons may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and financial condition may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. For example, our revenue decreased in every quarter of 2022 compared to the same periods in 2021 and we may face similar declines in future periods, as the impact of COVID-19 lessens and our customers and their users resume more in-person marketing activities. Further, because we generally invoice our customers at the beginning of the contractual terms of their subscriptions to our solutions, our financial condition reflects deferred revenue that we recognize ratably as revenue over the contractual term. As the impact of COVID-19 has lessened, we have observed fewer new subscriptions and renewals, and our cash and deferred revenue have decreased. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include:
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
We derive, and expect to continue to derive, a significant portion of our revenue and cash flows from sales of subscriptions to our products. As such, our business depends upon our ability to attract new customers and to maintain and expand our relationships with our existing customers, including by expanding their usage and upselling additional solutions. Our business is largely subscription-based, and customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire. As a result, customers may not renew their subscriptions at the same rate, increase their usage of our solutions or purchase subscriptions for additional solutions, if they renew at all. Renewals of subscriptions may decline or fluctuate because of several factors, such as dissatisfaction with our solutions or support, a customer no longer having a need for our solutions or the perception that competitive products provide better or less expensive options. For example, some organizations that purchased our ON24 Virtual Conference product are returning to in-person events and no longer need the large-scale virtual event experience functionality provided by this product. In order to grow our business, we strive to add new customers and replace customers who choose not to continue to use our platform. Any decrease in user satisfaction with our solutions or support may result in negative online customer reviews and decreased word-of-mouth referrals, which would harm our brand and our ability to grow.
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
We compete for customers with a number of different types of companies that offer a variety of products and services, including meeting tools, webinar software, virtual event software, video portal software, content management software, physical events, physical event software, marketing automation software, and digital marketing tools. Our competitors vary in size and in the breadth and scope of the products and services they offer. Many of our current and potential competitors have larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. Our solutions face competition from a number of web-based meeting, webinar, physical event and marketing software products offered by companies such as Zoom, LogMeIn, Intrado, Microsoft, Cisco, Cvent and Hopin. Many of these products have significantly lower prices. Although many of these companies do not currently offer products with real-time engagement features that gather the types and extent of actionable data that we gather, many of these companies have significantly greater resources and may be able to introduce similar products in the future. Additionally, we operate in a market characterized by an increasing number of new and competitive entrants. Furthermore, this market has seen rapid expansion, which may attract additional entrants. As we introduce new solutions and services, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future.
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
Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology for sales and marketing, which depends in part on the amount of spending allocated by our customers or potential customers on sales and marketing technology. This spending depends on worldwide economic and geopolitical conditions. The U.S. and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, inflation (including wage inflation), labor market constraints, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, pandemics such as COVID-19, and overall economic uncertainty. These economic conditions can arise suddenly, including the recent rise in inflation, and the full impact of such conditions often remains uncertain. In addition, geopolitical developments, such as potential trade wars, and actions or inactions of the U.S. or other major national governments, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. In response to general economic uncertainty and over-hiring during COVID-19, many U.S. companies, particularly in the technology sector, have laid off employees in mass job cuts in 2022 and 2023. Since the third quarter of 2022, we have initiated multiple strategic cost reductions, which included a reduction of our global full-time employee headcount by approximately 11% from June 30, 2022 to December 31, 2022, as well as two additional reductions in the first quarter of 2023, which may impact our ability to operate our business. In the future we may have to consider additional or larger scale reductions in force if economic conditions worsen and harm our business, results of operations and financial condition.
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

We have a history of net losses, and we may increase our expenses in the future, which could prevent us from achieving or maintaining profitability.
We had a net loss of $58.2 million and $24.3 million in 2022 and 2021, respectively, and we may incur net losses in the future. We intend to continue to expend funds on our direct sales force and marketing efforts to attract new customers and increase usage of our platform and products by our existing customers, to develop and enhance our platform and for general corporate purposes. To the extent we are successful in increasing our customer base, we may also incur increased losses because most of the costs associated with acquiring customers (other than sales commissions) are incurred up front, while the related subscription revenue is generally recognized ratably over the applicable subscription term. In addition, we may incur increased losses because most of the costs associated with acquiring customers, including sales commissions, require us to make cash outlays at the time we acquire a customer, and, similarly, the timing of our recognition of subscription revenue and sales commissions may not correspond with our cash position. Our subscriptions typically have terms of one year that automatically renew for successive one-year terms unless terminated. We also have certain customers with subscription terms for up to three years. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses and any increase in our cost of sales, including as a result of a shift to a hybrid cloud. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of subscriptions to our platform, and the entry or the success of competitive products and services. As a result, we may not achieve or maintain profitability in future periods.
The failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.
Our ability to increase our customer base, expand the usage of our existing customers and achieve broader market acceptance of our solutions will depend to a significant extent on our ability to effectively manage our sales and marketing operations and activities. We are substantially dependent on our direct sales force and on our marketing efforts in order to obtain new customers. We have in the past expanded and may in the future expand our direct sales force both domestically and internationally. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we currently require or may require in the future. Our ability to achieve revenue growth will depend, in part, on our success in recruiting, training and retaining a sufficient number of qualified and experienced sales professionals. New hires require significant training and time before they achieve full productivity, particularly in new industries or geographies. Circumstances relating to the COVID-19 pandemic have altered the way we recruit, onboard, train and integrate our employees, and these processes may not be successful in expanding our sales and marketing capabilities. New hires may not become as productive as quickly as we expect, or at all, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets and segments where we do business. Our business may be harmed if our sales efforts do not generate a significant increase in revenue.
Our results of operations may be adversely impacted by the COVID-19 pandemic.
The global spread of the COVID-19 pandemic, including the spread of new variants, and related containment efforts have materially affected how we and our customers operate our respective businesses. Although in some ways the COVID-19 pandemic may have accelerated our growth, the longer-term effects on our business and the overall economy remain highly uncertain. In April 2022 we fully reopened our offices for personnel who are comfortable working in an office setting, but a significant number of our personnel continue to work from home. We offer a significant percentage of our employees flexibility in the amount of time they work in an office on a regular basis. While we have learned during the COVID-19 pandemic that we can work effectively remotely, the partial return to in-office work and the transition to permanent remote working arrangements for some employees may present operational and workplace culture challenges and risks, including reduced productivity, lower employee retention, and increased compliance and tax obligations in a number of jurisdictions. Our ongoing efforts to safely keep open our offices may also expose our employees, customers and other third parties to health risks and us to associated liability, and they will involve additional financial burdens. Similarly, many of our customers, vendors and other third parties with which we conduct business are adjusting to permanent remote or hybrid work arrangements and dealing with other challenges, such as supply chain disruptions and revised budgets, that are forcing them to conduct business in different ways. The extent to which these parties suffer inefficiencies or other risks from these different arrangements, and the extent to which these risks may impact us, is impossible to predict.
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
We have outsourced aspects of our infrastructure to third-party providers, and we currently use these providers to host and stream content and support our platform. For example, our content delivery networks and some of our interactive video functionality and integration services are provided by third parties, and we plan to continue our transition to a hybrid cloud infrastructure in the future. Accordingly, we are vulnerable to service interruptions experienced by these providers, and we expect to experience interruptions, delays, or outages in service availability in the future due to a variety of factors, including infrastructure changes, human, hardware or software errors, hosting disruptions, and capacity constraints. We expect that our transition to a hybrid cloud infrastructure will require significant investment and have a continuing effect on our cost of revenue and may not be effective in improving our capacity or redundancy. Outages and capacity constraints could also arise from a number of causes such as technical failures, natural disasters, fraud, or security attacks. The level of service provided by these providers, or regular or prolonged interruptions in that service, could also affect the use of, and our customers’ satisfaction with, our solutions and could harm our business and reputation. In addition, third-party costs will increase as subscriptions and customer use of our platform grows, which could harm our business if we are unable to grow our revenue faster than the cost of using these services or the services of similar providers.
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
A substantial portion of our business is with large Enterprise customers. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. As of December 31, 2022, we had 345 $100k Customers, which are generally large organizations, representing 66% of our ARR. The timing of our sales with our Enterprise customers and related revenue recognition is difficult to predict because of the length and uncertainty of the sales cycle for these customers. We are often required to spend significant time and resources to educate and familiarize these potential customers with the value proposition of paying for our platform. The length of our sales cycle for these customers, from initial evaluation to payment for our platform, is often around three to six months or more and can vary substantially from customer to customer. As a result, it is difficult to predict whether and when a sale will be completed. An inability to increase our Enterprise customer base could harm our business.

We have significant operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.
We have significant operations outside of the United States. In 2022, we generated 24% of our revenue from customers outside of the United States. In prior periods, we have focused on expanding our international operations and we may continue to do so in future periods. For example, in 2020, we established a subsidiary in Japan to support our operations in the Asia-Pacific region and in 2022 we established a subsidiary in Germany to support our operations in the EMEA. Future efforts to expand our current international operations, including entering new markets or countries, may not be effective. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems and commercial markets. Any future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to special risks, including risks associated with:
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
In addition, following Russia’s military invasion of Ukraine in February 2022, NATO deployed additional military forces to Eastern Europe, and the United States, European Union, and other nations announced various sanctions against Russia. The invasion of Ukraine has triggered unprecedented sanctions against Russia by the U.S., NATO, and other countries which has created global security concerns that could result in wider conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business. In 2022, we experienced a decrease of 15% in total revenue from customers in the EMEA region as compared to the same periods in 2021, which we believe was in part driven by the uncertain macroeconomic environment surrounding the Ukraine-Russia war. We are actively monitoring the conflict in Ukraine to assess its ongoing impact on our business, as well as on our customers and other parties with whom we do business.

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
We recognize revenue from subscriptions to our platform over the terms of the subscriptions. As a result, a substantial portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on the revenue that we recognize for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and potential changes in our pricing policies or rate of customer expansion or retention may not be fully reflected in our results of operations until future periods. In addition, a significant portion of our costs are recognized as they are incurred, while revenue is recognized over the term of the subscription. As a result, growth in the number of new customers has in the past and may in the future result in our recognition of higher costs and lower revenue in the earlier periods of such growth. Finally, our subscription-based revenue model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers or from existing customers that increase their usage of our product offerings must be recognized over the applicable subscription term.
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
The growth and expansion of our business experienced in 2020 and 2021 placed a continuous, significant strain on our management, operational and financial resources. Our information technology systems and our internal controls and procedures may not adequately keep pace with our growth. In addition, we face challenges of integrating, developing, motivating and retaining an employee base in various countries around the world. Managing our growth will also require significant expenditures and allocation of valuable management resources.
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
We have designed our platform to be easy to adopt and use with minimal support. However, if we experience increased demand for support, we may face increased support costs. In addition, as we grow our operations and support our global customer base, we must provide efficient support that meets our customers’ needs, including by integrating with or building solutions that allow streamlined support workflows, or by hiring additional support personnel if necessary. Our ability to acquire new customers significantly depends on our business reputation and on positive recommendations from our existing customers. Any failure to maintain, or a market perception that we do not maintain, high-quality support could harm our business.
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
In addition, decisions by courts and regulatory bodies relating to privacy laws can also have a significant impact on us and other businesses that operate across international jurisdictions. For example, in 2020 both the EU-U.S. and Swiss-EU privacy shield frameworks were invalidated. We and many other companies relied on these privacy shield frameworks as an “adequacy” mechanism for the transfer of personal data from the European Economic Area, or the EEA-Switzerland, to the United States in compliance with the GDPR and Swiss data protection laws, respectively. While we have taken measures to implement alternative adequacy mechanisms by using the EU standard contractual clauses for transfers of personal data for processors established in third countries, further steps may be necessary. Under the decision invalidating the EU-U.S. privacy shield framework, or Schrems II, additional safeguards may be needed. Our customers may request that we agree to additional safeguards, such as additional security controls and contractual measures, which must be assessed on a case-by-case basis. However, what additional safeguards will be considered adequate remains unclear. We expect continued guidance from applicable authorities, as well as updates to the EU standard contractual clauses.

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

The United States currently imposes comprehensive sanctions on Cuba, Iran, North Korea, Syria, and the Crimea, Donetsk People’s Republic (DPR) and Luhansk People’s Republic (LPR) regions of Ukraine. In addition, numerous other countries throughout the world are subject to partial or limited sanctions and restrictions imposed by the U.S. government. Sanctions also apply to persons that appear on, or are majority owned by a person that appears on, OFAC’s List of Specially Designated Nationals and Blocked Persons, or the SDN List. The Department of Commerce and the Department of State also maintain their own sanctions and export control lists. The above list of countries that are the subject of U.S. sanctions and export controls can change at any time. In addition, the SDN List as well as other sanctions lists contain thousands of names and are updated on a regular basis. All of those changes can impact our business. The U.S. government generally applies a strict liability standard when it comes to compliance with sanctions, embargoes, and export controls. This means that we can face liability even if we did not intentionally violate those rules.
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
In addition, various countries regulate the import of certain encryption and other technology, including through import permitting and licensing requirements and have enacted or could enact laws that could limit our ability to provide access to our platform. We maintain internal controls and procedures to facilitate compliance with applicable export control requirements, but our company has expanded, has detected past filing issues, and in the future may face material noncompliance that we fail to detect. If any precautions we take fail to prevent our platform and products from being accessed or used in violation of such laws, we may face fines and penalties, reputational harm, loss of access to certain markets, or other harm to our business.
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
We use open source software and AI/ML-powered capabilities in our platform, which may subject us to litigation or other actions that could harm our business.
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
We are also building AI/ML-powered capabilities into our platform, leveraging the data collected by or on behalf of our customers through our platform to enable better prediction of which content will drive the most engagement for individual prospects and customer segments. We expect these elements of our business to grow, and we anticipate adding new features in the future. We envision a future in which AI/ML operating in our platform helps our customers drive more meaningful engagement and deliver targeted content. As with many innovations, AI/ML presents risks and challenges that could affect its adoption, and therefore our business. AI/ML algorithms may be flawed. Datasets may be insufficient or contain biased information. Ineffective or inadequate AI/ML development or deployment practices by us or others could result in incidents that impair the acceptance of AI/ML solutions or cause harm to individuals or society. These deficiencies and other failures of AI/ML systems could subject us to competitive harm, regulatory action, legal liability, including under new proposed legislation regulating AI in jurisdictions such as the EU, and brand or reputational harm. Some AI/ML scenarios present ethical issues. If we enable or offer AI/ML features that are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm.

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
We primarily rely on a combination of patents, trade secrets, domain name protections, trademarks and copyrights, as well as confidentiality, license and subscription agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of December 31, 2022, we have 18 issued patents and 27 pending patent applications. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, the resulting patents may not effectively protect every significant feature of our solutions. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense.
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
As of December 31, 2022 and 2021, we had no outstanding indebtedness under the Revolving Credit Facility. In the first quarter of 2021, we repaid in full the $22.4 million outstanding principal balance on our Revolving Credit Facility. We may incur indebtedness in the future, which may require us to secure such obligations with substantially all of our assets; to comply with various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments and engage in transactions with our affiliates; and to meet certain financial covenants. Any substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could restrict our business operations or have other adverse consequences, including the following:
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
We sell to customers globally and have international operations primarily in the United Kingdom, Australia, Singapore and Japan. To the extent we expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For 2022, 13% of our revenue and 14% of our expenses were denominated in currencies other than U.S. dollars. For 2021, 13% of our revenue and 16% of our expenses were denominated in currencies other than U.S. dollars. For 2020, 11% of our revenue and 20% of our expenses were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. The deductibility of state net operating losses varies by state. As of December 31, 2022, we had $123.5 million of U.S. federal net operating loss carryforwards available to reduce future taxable income, a portion of which will begin to expire in 2023 if unused. As a result of the legislative changes in December 2017, $88.2 million of the federal net operating loss carryovers will carryover indefinitely and are limited to 80% of taxable income. As of December 31, 2022, we had state net operating loss carryforward of $87.6 million, which will begin to expire in the year 2025 if unused. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards and tax credits is materially limited, it would harm our business by effectively increasing our future tax obligations.

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

Risks Related to Ownership of Our Common Stock
Our share repurchase program may not be fully consummated and may not enhance long-term stockholder value, may increase the volatility of our stock prices and, if consummated, would diminish our cash reserves.

Since the fourth quarter of 2021, we have repurchased $41.0 million of our outstanding common stock, and in March 2023 we expanded our previously announced $100.0 million capital return program by an incremental $25.0 million. Under the expanded $125.0 million authorization, we plan to return an aggregate of $50.0 million through a special cash dividend (the “Special Dividend”), which we expect to be payable in the second quarter of 2023. As previously announced, we expect the remaining $75.0 million of capital return to be effected through a combination of an accelerated share repurchase (“ASR”) program and/or open market purchases, to be completed within the next 12 months, with the possibility of an additional special dividend if this $75.0 million threshold is not reached by March 2024 (the “Contingent Dividend”). Accordingly, we expect to engage in share repurchases of our common stock from time to time. Our capital repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, or to do so in any particular manner. Further, our share repurchases could affect our share trading prices or increase their volatility, and any repurchases will reduce our cash reserves. We are under no legal obligation to repurchase any shares, and if we do not do so or if we commence repurchases and then suspend or terminate them, the trading prices of our stock may decrease and their volatility increase. Even if we complete our capital return program, we may not be successful in our goal of enhancing stockholder value.
The trading price of our common stock may be volatile or may decline steeply and suddenly regardless of our operating performance, and you could lose all or part of your investment.
The trading price of our common stock has been and will likely continue to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. Factors that could cause fluctuations in the trading price of our common stock include the following:
•the COVID-19 pandemic, including recent and any future variants of the virus;
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales or purchases of shares of our common stock, or anticipation of such sales, including our repurchases of shares;
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
Actions of activist stockholders could impact the pursuit of our business strategies and adversely affect our results of operations, financial condition and/or share price.
We value constructive input from investors and regularly engage in dialogue with our stockholders regarding strategy and performance. Our board of directors and management team are committed to acting in the best interests of all of our stockholders. The actions taken by our board of directors and management in seeking to maintain constructive engagement with certain stockholders, however, may not be successful.
Campaigns by activist stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value by means of financial restructuring, increased debt, special dividends, share repurchases, sales of assets or other transactions. Campaigns may also be initiated by activist stockholders advocating for particular governance, environmental or social causes. Activist stockholders who disagree with the composition of a publicly traded company’s board of directors, or with its strategy and/or management seek to involve themselves in the governance and strategic direction of a company through various activities that range from private engagement to publicity campaigns, proxy contests, efforts to force transactions not supported by the company’s board of directors, and in some instances, litigation.

We have been, and may in the future be, subject to activities initiated by activist stockholders. In March 2023, we entered into a Cooperation Agreement (the “Cooperation Agreement”) with Indaba Capital Management L.P. (“Indaba”). Pursuant to the Cooperation Agreement, we agreed to: (i) increase the size of our board or directors from 7 directors to 9 directors (the “Board Expansion”); (ii) appoint Cynthia Paul (the “Non-Indaba Stockholder Designee”) to serve as a class II director on our board of directors, with a term expiring at our 2023 annual meeting of stockholders (the “2023 Annual Meeting”) and Ronald Mitchell (the “Indaba Designee”) to serve as a class I director on our board of directors with a term expiring at our 2025 annual meeting of stockholders (collectively, the “New Director Appointments”); and (iii) seek the approval of our stockholders at the 2023 Annual Meeting of an amendment to our amended and restated certificate of incorporation to declassify the structure of our board of directors (the “Board Declassification”). Partly in response to stockholder requests, since the fourth quarter of 2021, we have repurchased $41.0 million of our outstanding common stock, and in March 2023 we expanded our previously announced $100.0 million capital return program by an incremental $25.0 million. Under the expanded $125.0 million authorization, we plan to return an aggregate of $50.0 million to investors pursuant to the Special Dividend and the remaining $75.0 million of capital return to be effected through the combination of an ASR program and/or open market purchases, with the possibility of the Contingent Dividend in 2024.
Responding to proxy contests and other actions by activist stockholders may be costly and time-consuming, divert the attention of our board of directors and employees from the management of our operations and the pursuit of our business strategies, and result in reduced capital resources to pursue those strategies. Accordingly, activist stockholder campaigns could adversely affect our business, results of operations, financial condition or share price.
We will incur increased costs and impose additional demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may harm our business, results of operations and financial condition.
As a public company listed in the United States, we have incurred and will continue to incur significant legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the NYSE, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. We will also need to continue developing our investor relations function. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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

We do not intend to pay regular dividends for the foreseeable future.
We have never declared or paid any cash dividends on our capital stock. While we have announced our plan to return an aggregate of $50.0 million to our stockholders pursuant to the Special Dividend as part of our capital return program with the possibility of the Contingent Dividend, we do not expect that our capital return program will include any other dividend. Other than the Special Dividend and possibly the Contingent Dividend, we currently intend to retain any future earnings for use in the operation and expansion of our business, and we do not plan to declare or pay cash dividends in the foreseeable future. In addition, our ability to pay dividends is currently restricted by the terms of our Revolving Credit Facility. As a result, stockholders should assume that sales of their common stock after price appreciation is the only way to realize any future gains on their investment.
Item 1B. Unresolved Staff Comments.
Note applicable.
Item 2. Properties.
Our corporate headquarters are located in San Francisco, California, where we currently lease 28,353 square feet of office space pursuant to leases expiring in October 2025, respectively. We also lease facilities in Charlotte, London and Sydney pursuant to leases expiring in July 2023, July 2025 and April 2027, respectively. We believe our facilities are suitable to meet our current needs.
Item 3. Legal Proceedings.
We, our Chief Executive Officer, our Chief Financial Officer, certain current and former members of our board of directors, and the underwriters that participated in our initial public offering (IPO) are named as defendants in a consolidated putative class action, captioned In re ON24, Inc. Securities Litigation, 4:21-cv-08578-YGR (filed in November 2021), that is currently pending in the United States District Court for the Northern District of California. The consolidated complaint purports to assert claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, our common stock issued in connection with our IPO. The complaint alleges that our registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. The plaintiff seeks, among other things, an award of damages and attorneys’ fees and costs. Defendants filed a motion to dismiss the complaint in May 2022, which is currently pending. We believe that the allegations in the consolidated complaint are without merit.
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
Holders of Record
As of March 3, 2023, we had 113 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Comparison of Cumulative Total Return Since IPO
Assumes Initial Investment of $100
ON24
Russell 2000
Nasdaq Computer Index
$140
$120
$100
$80
$60
$40
$20
$0
2/3/2021
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022

Dividend Policy
We have never declared or paid any cash dividends on our capital stock. While we have announced our plan to return an aggregate of $50.0 million to our stockholders pursuant to the Special Dividend as part of our capital return program with the possibility of the Contingent Dividend, we do not expect that our capital return program will include any other dividend. Other than the Special Dividend and possibly the Contingent Dividend, we currently intend to retain any future earnings for use in the operation and expansion of our business, and we do not plan to declare or pay cash dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors considers relevant. In addition, our ability to pay dividends is currently restricted by the terms of our revolving credit facility.

Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On December 1, 2021, our board of directors authorized a $50.0 million share repurchase program. This share repurchase program has been replaced by a new $125.0 million capital return program that was authorized by our board of directors in March 2023, $75.0 million of which we expect to be effected through the combination of an ASR program and/or open market purchases.
The following table sets forth certain information regarding our share repurchases during the three months ended December 31, 2022:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2022 to October 21, 2022	—	$—	—	$21.0
November 1, 2022 to November 30, 2022	248.929	$7.74	248.929	19.1
December 1, 2022 to December 31, 2022	680.223	$7.93	680.223	13.7
	929.152		929.152

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
This section generally discusses 2022 and 2021 items and year-to-year comparisons. Similar discussion for 2020 items and year-to-year comparisons may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022.
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
We sell subscriptions to our platform’s experience products that are backed by analytics and our ecosystem of third-party integrations. Before 2013, we offered services and licensed software for managing webinars and virtual events primarily on a per event basis. In 2013, we transitioned to be a software-as-a-service company with the release of ON24 Elite as our self-service cloud-based subscription product. ON24 Virtual Conference, which we are now de-emphasizing, was also launched as a managed-service cloud-based subscription product. Substantially all of our customers subscribe to ON24 Elite, which is our Core Platform’s flagship product, and enables customers to seamlessly broadcast video-based content and drive real-time interactivity in a single immersive experience. We have since added 5 other experience products to our Core Platform.
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
In 2022, we launched ON24 Forums that joins our portfolio of experience products and unifies engagement and data. ON24 Forums provides a new way to moderate interactive discussions and drive immediate action with audiences. For example, it enables audiences to participate in face-to-face, two-way video discussions.
In April 2022, we acquired Vibbio AS (Vibbio), a video software company in Norway. The integration of Vibbio’s video capabilities across the ON24 platform is intended to allow customers to produce video content that creates more engagement, generates first-party data, and drives further personalization.

We deliver our platform products as cloud-based subscriptions that are easy to use and purpose-built for sales and marketing professionals. As of December 31, 2022, we had 1,990 customers.
Prior to developing our current cloud-based subscription model, we generated revenue from our Legacy offering, which primarily consisted of fully managed events and associated services. In connection with shifting to our current data-driven, cloud-based subscription model, we stopped selling our Legacy offering to new customers in 2018 and stopped selling it to all customers in 2020.
Our revenue was $190.9 million, $203.6 million and $156.9 million for 2022, 2021 and 2020, respectively, representing a period-over-period decrease of 6% and a period-over-period increase of 30%, respectively. We had a net loss of $58.2 million and $24.3 million for 2022 and 2021, respectively, and a net income of $20.8 million for 2020.
Recent Developments
In March 2023, our board of directors approved the expansion of our previously announced $100.0 million capital return program by an incremental $25.0 million. Under the expanded $125.0 million authorization, we plan to return an aggregate of $50.0 million to stockholders pursuant to the Special Dividend, which we expect to be payable in the second quarter of 2023. As previously announced, we expect the remaining $75.0 million of capital return to be effected through a combination of an ASR program and/or open market purchases with the possibility of the Contingent Dividend. In March 2023, we also entered into the Cooperation Agreement pursuant to which we agreed to pursue the Board Expansion, Director Appointments and Board Declassification.
COVID-19 Update
With the continued spread of COVID-19, any future variants that may be more transmissible and have more severe symptoms than current variants may extend the impact of COVID-19 on our business. The impact of these variants cannot be predicted at this time and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against emerging variants, and any new measures that may be introduced by governments or other parties in response to an increase in COVID-19 cases.
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
We may not experience in future periods the same level of accelerated growth we experienced in 2020, and to a lesser extent in 2021. For example, our revenue decreased 6% in 2022 compared to 2021. Our revenue growth rate also declined in 2021 compared to 2020. We may continue to face declines in our revenue in future periods as the impact of COVID-19 continues to lessen, and our customers and their users may increasingly resume in-person marketing activities in a way that decreases usage of our platform. The extent of the impact of COVID-19 on our business and financial performance may be influenced by a number of factors, many of which we cannot control, including the emergence of recent and any future variants of the virus, future spikes of COVID-19 infections resulting in additional preventative and mitigative measures, the severity of the economic decline attributable to or influenced by the COVID-19 pandemic, the timing and nature of a potential economic recovery, the impact on our customers and our sales cycles, and our ability to generate new business leads. For additional details, see the section titled “Risk Factors.”
Key Factors Affecting Our Performance
Cost Management
We executed a number of cost control measures in 2022 to reduce our cost structure and lower our net loss, including voluntary and involuntary headcount reductions as well as reductions in spending with various vendors. We have continued to reduce our global full-time employee workforce through voluntary and involuntary headcount reductions in 2023.
Acquiring New Customers
We are focused on growing the number of customers that use our platform. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. A single customer may have multiple agreements with us for separate divisions, subsidiaries or affiliates. Our operating results and growth prospects will depend in part on our ability to attract new customers. While we believe we have a significant market opportunity that our platform addresses, it is difficult to predict customer adoption rates or the future growth rate and size of the market for our platform. We will need to continue to invest in our sales and marketing functions over time in order to address this opportunity by hiring, developing and retaining talented sales personnel who are able to achieve desired productivity levels in a reasonable period of time while we actively manage costs given the current macro-economic environment.
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
Retention and Expansion of ON24 Across Existing Customers
We believe we can achieve significant growth by retaining and further penetrating our existing customer base with the addition of new users and new products, and through upsell and cross sell. Our multi-dimensional land and expand model drives onboarding and allows us to acquire customers via free trials, live demos and continuous engagement with an efficient sales and marketing investment. As we continue to drive more actionable revenue generating marketing insights, we believe that we have a significant opportunity to further increase sales among existing customers across different functional and geographic departments within each respective organization. Our ability to pursue this opportunity will require us to retain our customers, scale our sales and marketing organization and otherwise increase our operating expenses, and we may not be successful on the timetable we anticipate, or at all, for any number of reasons, which may cause our results to vary from period to period.
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
International Expansion
We believe the expansion of real-time, revenue-generating marketing intelligence in international markets is a significant opportunity. For 2022, 2021 and 2020, approximately 24%, 26% and 24% of our revenue came from outside the United States, respectively. We believe there is a compelling opportunity to continue to elevate expansion opportunities for our solutions internationally, both in countries where we currently operate and countries where we do not yet sell subscriptions to our solutions. Expanding our international operations will require considerable management attention and other resources and may present challenges associated with complying with local expectations, customs, laws and regulations, and geopolitical disputes (including the Ukraine-Russia war), which may impact our ability to sell subscriptions to our solutions and otherwise cause our results to vary from period to period.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections and make strategic decisions. Our methods for calculating these metrics may differ from similarly titled metrics at other companies, which may hinder comparability with other companies. The following table sets forth our number of customers, our annual recurring revenue (ARR), our dollar-based net retention rate (NRR) and our customers contributing at least $100,000 in ARR ($100k Customers) as of the dates indicated:

	December 31, 2022	December 31, 2021	December 31, 2020
Customers	1,990	2,122	1,994
ARR(1) (in thousands)	$159,570	$171,384	$153,362
NRR(2)	87%	97%	149%
$100k Customers	345	366	302

(1)ARR for Core Platform excluding Virtual Conference product as of December 31, 2022, 2021 and 2020 was $152,554, $157,648 and $137,833, respectively.
(2)NRR for Core Platform excluding Virtual Conference product as of December 31, 2022, 2021 and 2020 was 90%, 99% and 140%, respectively.

Number of Customers
Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base over the years. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. We serve customers of all sizes, ranging from small businesses to global Fortune 100 organizations across a diverse set of industries, including technology, financial services, healthcare, industrial and manufacturing, professional services and B2B information services companies. Our diverse customer base has grown from 760 customers as of December 31, 2015 to 1,990 customers as of December 31, 2022. Our net customers decreased by 132 in 2022 compared to 2021 primarily due to fewer new customer acquisitions and increased customer churn, the majority of which was in our SMB and Commercial customer base. While we believe our net customer numbers reflect the uncertainty of some organizations regarding their own digital marketing strategies, our platform is designed with a long-term view toward our customer relationships and to grow with customers as their needs expand.
Annual Recurring Revenue
We believe that ARR is a key metric to measure our business because it is driven by our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. ARR is calculated as the sum of the annualized value of our subscription contracts as of the measurement date, including existing customers with expired contracts that we expect to be renewed. Our ARR amounts exclude professional services, overages from subscription customers and Legacy revenue. As of December 31, 2022, 2021 and 2020, our ARR was $159.6 million, $171.4 million and $153.4 million, respectively, and our ARR for Core Platform, which excludes Virtual Conference product, was $152.6 million, $157.6 million and $137.8 million, respectively. The decrease in ARR in 2022 compared to 2021 was primarily due to customer churn and downsell from existing customers, partially offset by new customer contracts and contract expansions from existing customers during the period. Our ARR also reflects a decrease in demand for our virtual conference product, primarily due to the return of large-scale, in-person events. A portion of our ARR is denominated in foreign currencies, and the strengthening US dollar also impacted our ARR in the year ended December 31, 2022.
Dollar-Based Net Retention Rate
We believe NRR is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and organically grow revenue from our customers. Our NRR as of a specified period end is calculated by dividing current period ARR by prior period ARR. Prior period ARR is the ARR for all engagement platform customers as of twelve months prior to such period end. Current period ARR is the ARR for the same customers as of the specified period end. Our NRR includes the effect of any customer renewals, expansion, contraction and churn but excludes ARR from customers that were acquired in the twelve months prior to the specified period end. Our NRR is subject to adjustment for mergers, acquisitions, dispositions and similar transactions involving our customers. Our NRR was 87%, 97% and 149% as of December 31, 2022, 2021 and 2020, respectively, and our NRR for Core Platform was 90%, 99% and 140%, respectively. The decrease in NRR from 2022 to 2021 was primarily driven by elevated churn from existing customers rationalizing their expansions to align to their post-pandemic needs as well as lower expansion opportunities from existing customers given the impact of the macro-economic environment during 2022.
Customers Contributing $100,000 or More to ARR
As of December 31, 2022, 2021 and 2020, we had 345, 366 and 302 $100k Customers, respectively, demonstrating our penetration of larger organizations. The decrease in ARR contribution from the $100k customers from 2021 to 2022 was primarily driven by less new customer acquisitions in 2022 as well as lower value contract renewals as some customers adjusted to the macro-economic environment.

Components of Results of Operations
Revenue
Subscription and Other Platform Revenue
Subscription and other platform revenue primarily consists of subscription fees from customer agreements to access our platform for digital engagement. Our customers do not have the ability to take possession of our software. We recognize subscription revenue on a straight-line basis over the term of the contract beginning on the date access to our platform is granted. Subscription and other platform revenue also includes usage fees from customers who acquire incremental capacity during their contract term. We recognize usage fees on a straight-line basis over the remaining term of the subscription contract, beginning when usage occurs. We expect our subscription revenue to fluctuate from period to period, depending on our ability to attract new customers and increase usage of our platform and products by our existing customers.
Subscription and other platform revenue prior to 2022 contained revenue from our Legacy offering, which consisted of contracts with customers for which we grant customers access to our platform only for the duration of specific contracted events. Our Legacy revenue is primarily recognized at a point in time as events occur. We stopped selling our Legacy offering to new customers in 2018, and substantially all subscription and other platform revenue associated with our Legacy offering ceased after December 2020.
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
Professional services revenue prior to 2022 also contained revenue from our Legacy offering, which consists of event-related services, and is recognized when the event occurs. We stopped selling our Legacy offering to new customers in 2018 and substantially all professional services revenue associated with our Legacy offering ceased after December 2020.
Cost of Revenue
Subscription and Other Platform Cost of Revenue
Subscription and other platform cost of revenue primarily consists of costs related to hosting our platform and providing operating support services to our customers. These costs are related to our co-located data centers, personnel-related costs such as salaries, bonuses, stock-based compensation expense, benefits costs associated with our operations and support personnel, software license fees and allocated overhead. We expect our subscription and other platform cost of revenue to fluctuate based on the changes in subscription revenue.
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

Operating Expenses
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related expenses, including stock-based compensation directly associated with our sales and marketing organization. Other sales and marketing expenses include promotional events to promote our brand, such as awareness programs, digital programs, tradeshows and our annual user conference, software license expenses and allocated overhead. Sales commissions that are directly related to acquiring customer contracts, as well as associated payroll taxes, are deferred upon execution of a contract with a customer, and subsequently amortized to sales and marketing expense. Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years, as we specifically anticipate renewals of the customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. We believe it is important to continue investing in sales and marketing to continue to generate revenue growth. Accordingly, we expect sales and marketing expenses to increase in absolute dollars over the long term but may decrease in the near term due to active cost management. We expect such expenses will fluctuate as a percentage of revenue in the near and long term as we continue to support our growth initiatives.
Research and Development
Research and development expenses primarily consist of personnel-related expenses, including stock-based compensation directly associated with our research and development employees, contractor costs related to third-party development and allocated overhead. Research and development costs are expensed as incurred. We believe continued development of our platform and infrastructure is important for our future growth. We expect our research and development expense to increase in absolute dollars in the long term but may decrease in the near term due to active cost management. We expect such expenses will fluctuate as a percentage of revenue in the near and long term.
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses, including stock-based compensation, salaries and benefits for our personnel in executive, finance, legal and human resources organizations. In addition, these expenses include external legal costs, accounting and other consulting services, bad debt expense and allocated overhead. We expect general and administrative expenses to increase in absolute dollars in the long term but may decrease in the near term due to active cost management. We expect such expenses will fluctuate as a percentage of revenue in the near and long term.
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
The following tables set forth selected consolidated statements of operations data for each of the periods presented:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Revenue:
Subscription and other platform	$171,841	$175,876	$122,630
Professional services	19,031	27,737	34,311
Total revenue	190,872	203,613	156,941
Cost of revenue:
Subscription and other platform(1)(3)	39,241	33,400	20,746
Professional services (1)(3)	13,544	13,965	12,589
Total cost of revenue	52,785	47,365	33,335
Gross profit	138,087	156,248	123,606
Operating expenses:
Sales and marketing(1)(3)	109,599	104,063	60,640
Research and development(1)(2)(3)	44,102	34,835	19,275
General and administrative(1)(3)	43,969	40,940	21,848
Total operating expenses	197,670	179,838	101,763
Income (loss) from operations	(59,583)	(23,590)	21,843
Interest expense	181	464	869
Other (income) expense, net	(2,514)	487	(76)
Income (loss) before provision for (benefit from) income taxes	(57,250)	(24,541)	21,050
Provision for (benefit from) income taxes	958	(285)	297
Net income (loss)	$(58,208)	$(24,256)	$20,753

(1)Includes stock-based compensation as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Cost of revenue
Subscription and other platform	$3,375	$1,897	$154
Professional services	676	382	37
Total cost of revenue	4,051	2,279	191
Sales and marketing	14,304	8,806	1,051
Research and development	7,958	4,402	360
General and administrative	12,230	10,163	1,327
Total stock-based compensation expense	$38,543	$25,650	$2,929

(2)Includes amortization of acquired intangible asset of $434 for 2022.

(3)The results of operations for 2022 include restructuring costs, which primarily represent severance and related expense due to restructuring activities in 2022, as follows. See Note 17 for additional information.

Year Ended December 31, 2022

(in thousands)
Cost of revenue
Subscription and other platform	$363
Professional services	27
Total cost of revenue	390
Sales and marketing	1,146
Research and development	86
General and administrative	37
Total cost of revenue	$1,659

Comparison of the Year Ended Months Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$171,841	90%	$175,876	86%	$(4,035)	(2)%
Professional services	19,031	10%	27,737	14%	(8,706)	(31)%
Total revenue	$190,872	100%	$203,613	100%	$(12,741)	(6)%

	Year Ended December 31,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Core Platform
Subscription and other platform	$160,772	84%	$160,482	79%	$290	—%
Professional services	17,029	9%	23,312	11%	(6,283)	(27)%
Total core platform revenue	177,801	93%	183,794	90%	(5,993)	(3)%
Virtual Conference
Subscription and other platform	11,069	6%	15,394	8%	(4,325)	(28)%
Professional service	2,002	1%	4,425	2%	(2,423)	(55)%
Total virtual conference revenue	13,071	7%	19,819	10%	(6,748)	(34)%
Total revenue	$190,872	100%	$203,613	100%	$(12,741)	(6)%

Total revenue decreased $12.7 million, or 6%, in 2022 compared to 2021. Revenue excluding virtual conference product decreased $6.0 million, or 3%, compared to 2021. With the gradual return of large-scale, in-person events, we had less demand for our virtual conference product.
Subscription and other platform revenue decreased $4.0 million in 2022, compared to 2021. Subscription and other platform revenue excluding virtual conference product remained consistent compared to 2021.
Professional services revenue decreased $8.7 million in 2022 compared to 2021. Professional services revenue excluding virtual conference product decreased $6.3 million compared to 2021, primarily due to more customers electing to be “self-service” and utilize less services in the current macro-economic environment. The decrease in professional services revenue in 2022 also reflected a higher demand for our implementation and deployment services in 2020 that continued into the first quarter of 2021. The decline in professional services revenue as a percentage of total revenue was primarily due to more of our customers electing to be “self-service” and not utilize our professional services offerings.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$39,241	21%	$33,400	16%	$5,841	17%
Professional services	13,544	7%	13,965	7%	(421)	(3)%
Total cost of revenue	$52,785	28%	$47,365	23%	$5,420	11%
Gross profit	$138,087	72%	$156,248	77%	$(18,161)	(12)%
Gross margin	72%		77%
Cost of Revenue
Cost of revenue for 2022 increased $5.4 million, or 11%, compared to 2021. The increase was primarily attributable to the increase in subscription and other platform cost of revenue of $5.8 million, due primarily to an increase in personnel-related expenses of $4.2 million. The increase in personnel-related expense for subscription and other platform cost of revenue was mainly driven by the increased stock-based compensation expense of $1.5 million, increased average headcount to support our platform and higher salaries reflecting the impact of inflation on compensation. The increase in cost of revenue in 2022 also reflects an increase of $1.7 million in bandwidth and software cost.
Gross Margin
Gross margin for 2022 was 72% compared to 77% for 2021. The decrease was primarily attributable to an increase in total cost of revenue, which increased 11%, compared to total revenue, which decreased 6%. While we had made cost reductions across our business in 2022, primarily in the latter part of 2022, we continued to invest in our cloud infrastructure capabilities to enable future growth of our newer products.
We expect gross margin to decrease modestly in 2023 due to diseconomies of scale from the recent decline in revenue. We also continue to increase our utilization of the public cloud for our newer product offerings while we actively manage costs given the current macro-economic environment.
Operating Expenses
Sales and Marketing

	Year Ended December 31,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$109,599	57%	$104,063	51%	$5,536	5%
Sales and marketing expense increased $5.5 million, or 5%, in 2022 compared to 2021. The increase was primarily attributable to an increase in personnel-related expenses of $7.5 million, which was driven by an increased stock-based compensation expense of $5.5 million, higher salaries reflecting the impact of inflation on compensation and higher sales commissions, partially offset by a decrease in average headcount in 2022 due to restructuring activities in the second half of 2022. The increase in sales and marketing expense also reflects an increase of $1.0 million of travel and other business expenses as we gradually resume in-person marketing activities. These increases were partially offset by the decrease of $3.1 million in marketing and advertising activities due to active cost management given the current macro-economic environment. The increase in sales and marketing expense as a percentage of total revenue was primarily driven by our targeted investments in our go-to-market strategy to drive efficient growth, including sales enablement, partner ecosystem and selective sales hires.
We expect our sales and marketing expense to decrease in absolute dollars in 2023 as we continue to support demand for our digital experiences while tightening our sales and marketing spend given the current macro-economic environment.

Research and Development

	Year Ended December 31,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Research and development	$44,102	23%	$34,835	17%	$9,267	27%
Research and development expense increased $9.3 million, or 27%, in 2022 compared to 2021. The increase was primarily attributable to an increase of $5.5 million in personnel-related expenses, which was driven by the increased stock based compensation expense of $3.6 million as well as by the increased average headcount to support the development of our solutions and higher salaries reflecting the impact of inflation on compensation. The increase in the research and development expense was also driven by an increase of $2.1 million in facilities and other related expenses and an increase in contractor costs of $1.7 million. We have been applying a disciplined approach to focus our investments on research and development areas that offer the greatest opportunities as we expand our platform and bring new products to the market.
We expect our research and development expense to decrease moderately in absolute dollars in 2023 as we focus on further developing our platform and infrastructure while we actively manage costs given the current macro-economic environment.
General and Administrative

	Year Ended December 31,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$43,969	23%	$40,940	20%	$3,029	7%
General and administrative expense increased $3.0 million, or 7%, in 2022 compared to 2021. The increase was attributable to the increase in personnel-related expenses, which was primarily driven by the increased stock-based compensation expense of $2.1 million, increased average headcount, and higher salaries reflecting the impact of inflation on compensation.
We expect our general and administrative expense to decrease in absolute dollars in 2023 as we enhance our general and administrative function to continue to support the needs of a public company while we actively manage costs given the current macro-economic environment.
Interest Expense

	Year Ended December 31,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$181	—%	$464	—%	$(283)	(61%)
Interest expense for 2022 decreased $0.3 million compared to 2021, primarily driven by the decreased borrowings through finance leases and line of credit. We repaid in full in the first quarter of 2021 the $22.4 million aggregate then outstanding principal balance of our line of credit under the revolving credit facility.

Other (Income) Expense, Net

	Year Ended December 31,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other (income) expense, net	$(2,514)	(1)%	$487	—%	$3,001	616%
The change in other (income) expense, net for 2022 compared to 2021 was primarily driven by the increase in investment income offset by the increase in foreign currency losses. See Note 13 for additional information.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Provision for (benefit from) income taxes	$958	1%	$(285)	—%	$1,243	436%
The change in provision for income taxes for 2022 compared to 2021 was primarily driven by the tax impacts associated with stock-based compensation and which resulted in a benefit from income taxes in 2021.
Liquidity and Capital Resources
As of December 31, 2022, we had cash, cash equivalents and marketable securities of $328.1 million. Our investments generally consist of money market mutual funds, certificates of deposit, U.S. Treasury securities and debt securities, all of which are available for use in our current operations. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We have historically funded our liquidity requirements through sales of convertible preferred stock, cash generated from our operations, borrowings and availability under our revolving credit facility, and most recently through our IPO in February 2021.
In December 2021, our board of directors authorized a share repurchase program allowing us to periodically repurchase up to $50.0 million of our common stock over an 18-month period in the open market or in privately negotiated transactions. We spent $7.2 million in 2021, $29.1 million in 2022 and $4.7 million in the first quarter of 2023 through February 3 on share repurchases (including commissions). In March 2023, our board of directors approved the expansion of our previously announced $100.0 million capital return program by an incremental $25.0 million. Under the expanded $125.0 million authorization, we plan to return an aggregate of $50.0 million to stockholders pursuant to the Special Dividend, which we expect to be payable in the second quarter of 2023. As previously announced, we expect the remaining $75.0 million of capital return to be effected through a combination of an ASR program and/or open market purchases with the possibility of Contingent Dividend. We expect to complete this program in the next twelve months.

In April 2022, we acquired Vibbio for approximately $3.0 million in cash.
In the third quarter of 2022, we initiated a strategic cost reduction plan that included voluntary and involuntary headcount reductions, and we have continued to reduce our global full-time employee workforce through voluntary and involuntary headcount reductions. As of December 31, 2022, our full-time headcount decreased by approximately 11% from June 30, 2022. Additionally, we incurred total restructuring costs of $1.7 million in the third and fourth quarters of 2022, primarily related to severance and one-time termination benefits. We incurred additional restructuring costs of $1.0 million in the first quarter of 2023 and expect to incur $2.8 million and $3.3 million more by the end of the first quarter of 2023 related to such activities.
Our principal uses of cash in recent periods have been to fund our operations, invest in research and development, purchase investments and to a lesser extent share repurchases and strategic transactions.
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash (used in) provided by operating activities	$(20,461)	$5,189	$37,542
Net cash (used in) provided by investing activities	$(88,981)	$(219,190)	$970
Net cash (used in) provided by financing activities	$(28,618)	$320,514	$804
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
Net cash (used in) provided by operating activities is primarily impacted by our net loss adjusted for certain non-cash items such as stock-based compensation, depreciation and amortization, amortization of deferred contract acquisition costs, as well as the effect of changes in operating assets and liabilities. Our cash flows from operating activities used net cash of $20.5 million for 2022 compared to provided cash of $5.2 million for 2021, resulting in a decrease of cash inflow of $25.7 million. The decrease was primarily attributable to the $34.0 million increase in net loss and $5.2 million unfavorable changes in operating assets and liabilities between the periods, partially reduced by an increase in non-cash expenses of $13.5 million. In addition, we made total payments of $1.5 million in severance and related costs in 2022 due to restructuring activities. See Note 17 for additional information.
The total non-cash adjustments for 2022 was $62.4 million compared to $48.9 million for 2021. The $13.5 million favorable change of non-cash adjustment was primarily driven by an increase in stock-based compensation expense of $12.9 million.
Working capital used cash of $24.7 million for 2022 compared to $19.5 million for 2021, an increase of cash outflow of $5.2 million. The unfavorable change in working capital in the comparative periods were impacted by, among other items, the timing of vendor payments and prepayments, timing of cash receipts from customers, and increased business activities.
Investing Activities
Net cash used in investing activities for 2022 was $89.0 million compared to $219.2 million for 2021. The decrease was primarily driven by an increase in proceeds from maturities, paydowns and sales of marketable securities of $194.4 million, partially offset by an increase in purchases of marketable securities of $61.6 million and the cash consideration, net of cash acquired, on our Vibbio acquisition of $2.5 million.
Our most significant capital expenditures have been investments in our equipment to support ongoing operations. We expect our capital investment to continue in the future.
Financing Activities
Net cash used in financing activities for 2022 was $28.6 million compared to provided cash of $320.5 million for 2021. The decrease in cash inflow was primarily driven by the $21.9 million increased spending on our share repurchases in 2022 and the proceeds of $349.7 million, net of underwriting discounts and offering costs, we received from our IPO in 2021, offset in part by a decrease in principal repayments of $22.8 million on our borrowings and finance leases.

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
Outstanding principal amounts on the revolving credit facility incur interest at a rate equal to Comerica Bank’s prime referenced rate, as defined in the loan agreement. Prior to August 31, 2021, interest on the revolving line of credit was the prime rate, as published by the Wall Street Journal, plus 0.75% effective July 31, 2020. The referenced prime rate was 7.50% as of December 31, 2022 and 3.25% as of December 31, 2021.
In the first quarter of 2021, we repaid in full the $22.4 million aggregate then outstanding principal balance of our line of credit under the revolving credit facility. As of December 31, 2022, we had not drawn down on our line of credit under the revolving credit facility.
Commitments and Contractual Obligations
The following table summarizes our non-cancelable contractual obligations as of December 31, 2022 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$8,114	$2,887	$5,091	$136	$—
Finance lease obligations	1,685	1,605	80	—	—
Equipment loans	308	236	72	—	—
Other (1)	3,521	3,189	332	—	—
Total	$13,628	$7,917	$5,575	$136	$—

(1)Amounts primarily represent our commitment under various software license and co-location facilities and services agreements. See Note 10 to consolidated financial statements for additional information.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those accounting policies and estimates that are both the most important to the portrayal of our net assets and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Critical accounting estimates are accounting estimates where the nature of the estimates is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on financial condition or operating performance is material.
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
Stock-Based Compensation
We issue stock-based compensation awards to employees in the form of restricted stock and stock options. We measure stock-based compensation expense related to these awards based on the fair value of the awards on grant date. For time-based awards, we recognize stock-based compensation on a straight-line basis over the requisite service period, which generally equals the vesting period. For market-performance based awards, we recognize stock-based compensation ratably over the requisite service period, which generally equals the performance period. Effective January 1, 2021, we elected to account for forfeited awards as they occur. Prior to 2021, we estimated forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differ from our estimates.
Restricted stock awards we grant to employees generally vest over three to four years. Stock-based compensation expense related to restricted stock awards is based on the closing market value of our common stock on the grant date and is recognized as expense over the requisite service period on a straight-line basis.
The grant date fair value of the market performance-based restricted stock awards is calculated using a Monte Carlo simulation which factors in the number of awards to be earned based on the achievement of the market condition. This model simulates the various movements of our stock price and each constituent company of the benchmark index using certain assumptions, including the stock price of our common stock and those of the constituent companies, stock price volatility, risk-free interest rate and expected dividend yield. Compensation cost is recognized ratably over the requisite service period regardless of whether the market condition is ultimately satisfied.

Stock options we grant to employees generally vest over four years. We have selected the Black-Scholes option pricing model to determine the fair value of stock option awards, which model requires management to apply judgment and make highly subjective assumptions and estimates.
The assumptions and estimates of the Black-Scholes and Monte Carlo valuations are as follows:
•Fair Value of Common Stock. Prior to our IPO, the fair value was determined by our board of directors, with input from management and valuation reports prepared by independent third-party valuation firms. For valuations of option grants made after the closing of our IPO and PSUs, the fair value of each share of common stock was based on the closing price of our common stock on the date of grant, as reported on the New York Stock Exchange.
•Risk-Free Interest Rate. The risk-free interest rate for the expected term was based on the U.S. Treasury yield curve in effect at the time of the grant.

•Expected Term. The expected term represents the period of time that an equity award is expected to be outstanding. Our historical stock option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to a lack of sufficient data. For stock options granted to employees, we estimate the expected term by using the simplified method. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options. For market performance-based restricted stock awards, the expected term represents the longer of the requisite service period or the performance period.

•Expected Volatility. As we do not have a trading history for our common stock prior to the IPO, the expected volatility was estimated by taking the average historic price volatility for industry peers, consisting of several public companies in our industry which are either similar in size, stage of life cycle, or financial leverage or market capitalization, over a period equivalent to the expected term of the awards. For market performance-based restricted stock awards granted in 2022, the expected volatility is estimated using a weighting of our historical volatility and the historical volatility of a peer group of publicly traded companies.
•Expected Dividend Yield. We have never declared or paid any cash dividends. As a result, an expected dividend yield of zero percent was used.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue are denominated in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, the United Kingdom, Australia, Singapore, Japan and Norway. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for the years ended December 31, 2022, 2021 and 2020. We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
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
The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (BPS), 100 BPS and 150 BPS as of December 31, 2022 (in thousands):

	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value as of December 31, 2022	50 BPS	100 BPS	150 BPS
Marketable securities	$302,330	$301,929	$301,527	$301,125	$300,723	$300,322	$299,920

Item 1. Financial Statements and Supplemental Date.

ON24, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ON24, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of ON24, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2022 due to the adoption of FASB’s Accounting Standards Codification (ASC) Topic 842, Leases.
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
San Francisco, California
March 14, 2023

ON24, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$26,996	$164,948
Marketable securities	301,125	217,609
Accounts receivable, net of allowances and reserves of $2,930 and $2,677 as of December 31, 2022 and December 31, 2021, respectively	43,757	46,117
Deferred contract acquisition costs, current	13,136	11,921
Prepaid expenses and other current assets	6,281	8,467
Total current assets	391,295	449,062
Property and equipment, net	7,212	8,780
Operating right-of-use assets	5,606	—
Intangible asset, net	1,979	—
Deferred contract acquisition costs, non-current	17,773	20,887
Other long-term assets	1,608	1,760
Total assets	$425,473	$480,489
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,611	$3,123
Accrued and other current liabilities	18,465	19,011
Deferred revenue	83,453	96,225
Finance lease liabilities, current	1,554	1,768
Operating lease liabilities, current	2,648	—
Total current liabilities	110,731	120,127
Finance lease liabilities, non-current	91	1,648
Operating lease liabilities, non-current	5,040	—
Other long-term liabilities	1,650	3,624
Total liabilities	117,512	125,399
Commitments and contingencies (See Note 10)
Stockholders’ equity
Common stock, $0.0001 par value per share; 500,000,000 shares authorized as of December 31, 2022 and 2021; 47,554,801 and 47,727,346 shares issued and outstanding as of December 31, 2022 and 2021, respectively	5	5
Additional paid-in capital	562,555	550,839
Accumulated deficit	(253,727)	(195,519)
Accumulated other comprehensive loss	(872)	(235)
Total stockholders’ equity	307,961	355,090
Total liabilities and stockholders’ equity	$425,473	$480,489

See accompanying notes to consolidated financial statements.

ON24, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue
Subscription and other platform	$171,841	$175,876	$122,630
Professional services	19,031	27,737	34,311
Total revenue	190,872	203,613	156,941
Cost of revenue
Subscription and other platform	39,241	33,400	20,746
Professional services	13,544	13,965	12,589
Total cost of revenue	52,785	47,365	33,335
Gross profit	138,087	156,248	123,606
Operating expenses
Sales and marketing	109,599	104,063	60,640
Research and development	44,102	34,835	19,275
General and administrative	43,969	40,940	21,848
Total operating expenses	197,670	179,838	101,763
Loss from operations	(59,583)	(23,590)	21,843
Interest expense	181	464	869
Other (income) expense, net	(2,514)	487	(76)
Income (loss) before provision for (benefit from) income taxes	(57,250)	(24,541)	21,050
Provision for (benefit from) income taxes	958	(285)	297
Net income (loss)	(58,208)	(24,256)	20,753
Cumulative preferred dividends allocated to preferred stockholders	—	(558)	(5,685)
Net income (loss) attributable to common stockholders	$(58,208)	$(24,814)	$15,068
Net income (loss) per share attributable to common stockholders:
Basic	$(1.23)	$(0.57)	$0.40
Diluted	$(1.23)	$(0.57)	$0.35
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic	47,486,225	43,562,604	10,017,574
Diluted	47,486,225	43,562,604	16,187,149

See accompanying notes to consolidated financial statements.

ON24, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(58,208)	$(24,256)	$20,753
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	(143)	185	96
Unrealized loss on available for sale debt securities, net of tax	(494)	(514)	—
Total other comprehensive income (loss)	(637)	(329)	96
Total comprehensive income (loss)	$(58,845)	$(24,585)	$20,849

See accompanying notes to consolidated financial statements.

ON24, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Convertible Preferred Stock		Redeemable convertible preferred stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	21,683,548	$83,857	5,543,918	$70,000	8,953,967	$1	$20,809	$(192,016)	$(2)	(171,208)
Issuance of common stock upon exercise of stock options	—	—	—	—	1,942,170	—	3,774	—	—	3,774
Stock-based compensation expense	—	—	—	—	—	—	2,929	—	—	2,929
Other comprehensive income	—	—	—	—	—	—	—	—	96	96
Net income	—	—	—	—	—	—	—	20,753	—	20,753
Balance as of December 31, 2020	21,683,548	$83,857	5,543,918	$70,000	10,896,137	$1	$27,512	$(171,263)	$94	$(143,656)
Conversion of convertible preferred stock and redeemable convertible preferred stock to common stock upon initial public offering	(21,683,548)	(83,857)	(5,543,918)	(70,000)	27,227,466	3	153,854	—	—	153,857
Issuance of common stock upon initial public offering, net of underwriting discounts and other offering costs	—	—	—	—	7,599,928	1	347,780	—	—	347,781
Repurchase of common stock	—	—	—	—	(428,218)	—	(7,228)	—	—	(7,228)
Issuance of common stock upon exercise of stock options	—	—	—	—	2,226,932	—	5,825	—	—	5,825
Issuance of common stock upon release of restricted stock units	—	—	—	—	130,074	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	—	—	—	—	75,027	—	1,054	—	—	1,054
Payment for employee tax withholding upon net share settlement on equity awards	—	—	—	—	—	—	(3,608)	—	—	(3,608)
Stock-based compensation expense	—	—	—	—	—	—	25,650	—	—	25,650
Other comprehensive loss	—	—	—	—	—	—	—	—	(329)	(329)
Net loss	—	—	—	—	—	—	—	(24,256)	—	(24,256)
Balance as of December 31, 2021	—	$—	—	$—	47,727,346	$5	$550,839	$(195,519)	$(235)	$355,090
Repurchase of common stock	—	—	—	—	(2,460,361)	—	(29,127)	—	—	(29,127)
Issuance of common stock upon exercise of stock options	—	—	—	—	1,107,471	—	2,474	—	—	2,474
Issuance of common stock upon release of restricted stock units	—	—	—	—	980,110	—	—	—	—	—
Issuance of common stock under ESPP	—	—	—	—	200,235	—	1,582	—	—	1,582
Payment for employee tax withholding upon net share settlement on equity awards	—	—	—	—	—	—	(1,756)	—	—	(1,756)
Stock-based compensation expense	—	—	—	—	—	—	38,543	—	—	38,543
Other comprehensive loss	—	—	—	—	—	—	—	—	(637)	(637)
Net loss	—	—	—	—	—	—	—	(58,208)	—	(58,208)
Balance as of December 31, 2022	—	$—	—	$—	47,554,801	$5	$562,555	$(253,727)	$(872)	$307,961

See accompanying notes to consolidated financial statements.

ON24, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(58,208)	$(24,256)	$20,753
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	5,416	4,592	2,974
Stock-based compensation expense	38,543	25,650	2,929
Amortization of deferred contract acquisition costs	15,665	15,248	11,115
Provision for allowance for doubtful accounts and billing reserve	1,918	2,943	3,009
Non-cash lease expense	1,962	—	—
Other	(1,083)	503	—
Changes in operating assets and liabilities:
Accounts receivable	482	(443)	(29,024)
Deferred contract acquisition costs	(13,766)	(18,775)	(26,354)
Prepaid expenses and other assets	2,298	(4,617)	(2,799)
Accounts payable	1,533	(1,247)	2,032
Accrued liabilities	30	2,311	4,986
Deferred revenue	(12,807)	3,985	47,799
Other non-current liabilities	(2,444)	(705)	122
Net cash (used in) provided by operating activities	(20,461)	5,189	37,542
Cash flows from investing activities:
Purchase of property and equipment	(3,697)	(3,564)	(1,030)
Acquisition, net of cash acquired	(2,495)	—	—
Purchase of marketable securities	(297,405)	(235,805)	(5,000)
Proceeds from maturities of marketable securities	194,372	20,179	7,000
Proceeds from sale of marketable securities	20,244	—	—
Net cash used in investing activities	(88,981)	(219,190)	970
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts	—	353,397	—
Proceeds from exercise of stock options	2,785	5,514	3,774
Proceeds from issuance of common stock under ESPP	1,582	1,054	—
Payment of tax withholding obligations related to net share settlements on equity awards	(1,756)	(3,608)	—
Proceeds from long-term debt	—	—	28,381
Payment for repurchase of common stock	(29,127)	(7,228)	—
Repayment of equipment loans and borrowings	(270)	(22,597)	(28,179)
Repayment of finance lease obligations	(1,832)	(2,304)	(1,270)
Payment of offering costs	—	(3,714)	(1,902)
Net cash (used in) provided by financing activities	(28,618)	320,514	804
Effect of exchange rate changes on cash, cash equivalents and restricted cash	186	185	96
Net (decrease) increase in cash, cash equivalents and restricted cash	(137,874)	106,698	39,412
Cash, cash equivalents and restricted cash, beginning of period	165,043	58,345	18,933
Cash, cash equivalents and restricted cash, end of period	$27,169	$165,043	$58,345
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$26,996	$164,948	$58,243
Restricted cash included in other assets, non-current	$173	$95	$102
Total cash, cash equivalent, and restricted cash	$27,169	$165,043	$58,345
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$382	$337	$183
Cash paid for interest	$148	$652	$967
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital leases	$—	$1,586	$5,089
Equipment purchased funded by liabilities	$—	$391	$179
Property and equipment purchased not yet paid	$163	$419	$402
Conversion of convertible preferred stock and redeemable convertible preferred stock to common stock	$—	$153,857	$—
Option exercises not yet settled	$—	$311	$—
Deferred offering costs in accounts payable and accrued liabilities	$—	$—	$1,318
Non-cash options exercise	$488	$—	$—
Holdback liability related to acquisition	$500	$—	$—

See accompanying notes to consolidated financial statements.

ON24, Inc.
Notes to Consolidated Financial Statements
Note 1. Description of Business and Significant Accounting Policies
Description of Business
ON24, Inc. and its subsidiaries (together, ON24 or the Company) provides a leading, cloud-based platform for digital engagement that delivers insights for revenue growth through interactive webinar experiences, virtual event experiences and multimedia content experiences. The Company’s platform offers a portfolio of interactive, personalized and content-rich digital experience products that creates and captures actionable, real-time data at scale from millions of professionals every month to provide businesses with buying signals and behavioral insights to efficiently convert prospects into customers. The Company was incorporated in the state of Delaware in January 1998 as NewsDirect, Inc. and in December 1998 changed its name to ON24, Inc. The Company is headquartered in San Francisco, California.
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
Certain prior period amounts have been reclassified on the consolidated balance sheets and in Note 5 to conform to the current year's presentation. Prior to the adoption of Accounting Standard Update (ASU) No. 2016-02 Leases (Topic 842) on January 1, 2022 (as further discussed below), capital leases and equipment loans were reported together as long-term debt, current and non-current, on the consolidated balance sheets. Upon the adoption of the new lease standard, capital leases are now presented separately as finance leases, current and non-current, on the consolidated balance sheets. The current and non-current portion of equipment loans have been reclassified to accrued and other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheets.
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
Concentration of Risks
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents, restricted cash and marketable securities with high-quality financial institutions with investment-grade ratings. A majority of the cash balances are with banks in the U.S. and are insured to the extent defined by the Federal Deposit Insurance Corporation. For concentration of risks on accounts receivables and revenue, refer to Note 2.

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
Investments are reported at fair value and are subject to periodic impairment review. Unrealized gains and losses related to changes in the fair value of these securities are recognized in other comprehensive income (loss), net of tax, on the statements of comprehensive income (loss) unless they are determined to be other-than-temporary impairments. The ultimate value realized on these securities is subject to market price volatility until they are sold.
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
Financial instruments consist of cash and cash equivalents, restricted cash, marketable securities, accounts receivable and accounts payable. The Company’s investment portfolio consists of money market mutual funds, available for sale debt securities and certificates of deposit, which are carried at fair value.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets or asset groups for impairment whenever events indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. There were no impairment charges recognized related to long-lived assets in 2022, 2021 and 2020.

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
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years as the Company specifically anticipates renewals of customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. The Company determines the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of its platform and related significant features. Amortization of deferred contract acquisition costs was $15.7 million, $15.2 million and $11.1 million for 2022, 2021 and 2020, respectively. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the consolidated statements of operations.
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
Advertising Costs
Advertising costs are expensed as incurred in sales and marketing expense in the consolidated statements of operations and amounted to $14.8 million, $17.3 million and $9.2 million for 2022, 2021 and 2020, respectively.
Leases
The Company determines if an arrangement is a lease at inception. Lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. The Company’s leases do not provide an implicit rate of return; therefore, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Right-of-use (ROU) asset is determined based on the lease liability initially established and reduced for any prepaid lease payments and any lease incentives received. The lease term to calculate the ROU asset and related lease liability may include options to extend or terminate the lease when the Company is reasonably certain that it will exercise the option.
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
Stock-Based Compensation
Stock-based compensation expense related to stock awards is measured based on the grant date fair value of the awards. For time based stock awards, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, which is generally three to four years for restricted stock unit awards and four years for option awards. For market performance-based stock awards, the Company recognizes stock-based compensation expense ratably over the requisite service period, which is generally three years.
The fair value of each restricted stock unit (RSU) is based on the fair value of the underlying common stock on the grant date.
The fair value of each market performance-based restricted stock unit (PSU) is estimated on the grant date using a Monte Carlo simulation which factors in the number of awards to be earned based on the achievement of the market condition. This model simulates the various stock price movements of the Company and the constituent company of the benchmark index using certain assumptions such as stock price volatility, risk-free interest rate and expected dividend yield. Compensation cost is recognized regardless of whether the market condition is ultimately satisfied.
The fair value of each option award and purchase right under the employee share purchase plan (ESPP) is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of assumptions, including the risk-free interest rates, the expected term of the option, the expected volatility of the Company’s stock price and the expected dividend yield.
The assumptions used to determine the fair value of the PSU and option awards are highly subjective and represent management’s best estimates. These estimates involve inherent uncertainties and application of management’s judgement.
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
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be fully realized. Due to our lack of earnings history, the net deferred tax assets in the U.S. have been fully offset by a valuation allowance.
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
Recent Accounting Standards
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
The Company adopted the new lease standard effective January 1, 2022 on a modified retrospective basis using the effective date transition method, which applied the provisions of the new guidance at the effective date without adjusting the comparative periods presented. On the adoption date, the Company recognized on its consolidated balance sheets $7.2 million of additional right-of-use assets, $9.6 million additional lease liabilities, and derecognized existing deferred rent and lease incentives totaling $2.4 million. The Company’s accounting for finance leases remained substantially unchanged.
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
Note 2. Revenue
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic region based on the shipping address of customers (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$144,869	$150,579	$119,897
EMEA	31,309	36,788	26,197
Other	14,694	16,246	10,847
Total revenue	$190,872	$203,613	$156,941

The following table summarizes the foreign countries which contributed 10% or more of the total revenue (in thousands):

	Year Ended December 31,
	2022	2021	2020
United Kingdom	*	10%	*

*	Represent less than 10% of total revenue
No single customer accounted for 10% or more of the total revenue during 2022, 2021 and 2020. Additionally, no single customer accounted for 10% or more of accounts receivable as of December 31, 2022 and 2021.
Contract Balances
Accounts receivable: The Company records accounts receivable when the Company has a contractual right to consideration. In some arrangements, a right to consideration for the Company’s performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled receivable. As of December 31, 2022 and 2021, unbilled receivables were included within accounts receivable, net of allowance for doubtful accounts and billing reserves on the consolidated balance sheets and were not material.
Contract assets: The Company records a contract asset when the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. Contract assets are included in prepaid expenses and other current assets in the consolidated balance sheets and were not material as of December 31, 2022 and 2021.
Contract liabilities: The Company defers its revenue when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized during the following 12-month period and the remaining portion is recorded as noncurrent, which is included in other long-term liabilities on the consolidated balance sheet. The amount of revenue recognized in 2022 that was included in deferred revenue at the beginning of the period was $92.0 million.
Remaining Performance Obligations
The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company may bill for the full term in advance or on an annual, quarterly or monthly basis, depending on the terms of the agreement. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $146.2 million, which consists of both billed consideration in the amount of $84.2 million and unbilled consideration in the amount of $62.0 million that the Company expects to recognize as revenue. As of December 31, 2022, the Company expects to recognize 78% of its remaining performance obligations as revenue over the subsequent 12 months and the remainder thereafter.
Note 3. Marketable Securities
Marketable securities consisted of the following as of the periods presented (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities
U.S. Treasury securities	$219,895	$10	$(801)	$219,104
U.S. Agency securities	19,247	19	(2)	19,264
Certificates of deposit	26,624	4	(119)	26,509
Corporate debt securities	13,934	—	(86)	13,848
Commercial paper	22,433	10	(43)	22,400
Total marketable securities	$302,133	$43	$(1,051)	$301,125

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities
U.S. Treasury securities	$157,681	$—	$(404)	$157,277
Certificates of deposit	6,495	—	(5)	6,490
Corporate debt securities	36,422	—	(95)	36,327
Commercial paper	11,624	2	(6)	11,620
Asset-backed securities	5,901	1	(7)	5,895
Total marketable securities	$218,123	$3	$(517)	$217,609

The Company’s marketable securities have been classified as available for sale. All available for sale debt securities are available for use in current operations. Accordingly, they have been classified as current.
Marketable securities that have been in a continuous unrealized loss position consisted of the following as of the periods presented (in thousands):

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$116,161	$(151)	$77,173	$(650)	$193,334	$(801)
U.S. Agency securities	3,197	(2)	—	—	3,197	(2)
Certificates of deposit	22,402	(119)	—	—	22,402	(119)
Corporate debt securities	4,253	(13)	8,345	(73)	12,598	(86)
Commercial paper	12,853	(43)	—	—	12,853	(43)
Total	$158,866	$(328)	$85,518	$(723)	$244,384	$(1,051)

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$143,590	$(404)	$—	$—	$143,590	$(404)
Certificates of deposit	6,490	(5)	—	—	6,490	(5)
Corporate debt securities	36,327	(95)	—	—	36,327	(95)
Commercial paper	6,984	(6)	—	—	6,984	(6)
Asset-backed securities	4,967	(7)	—	—	4,967	(7)
Total	$198,358	$(517)	$—	$—	$198,358	$(517)

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
The Company had no realized gains or losses from marketable securities that were reclassified out of accumulated other comprehensive income (loss) in 2021 and 2020. The amount of realized gains or losses from marketable securities that were reclassified out from accumulated other comprehensive loss in 2022 was immaterial.

The following summarizes the remaining contractual maturities of the Company’s marketable securities as of December 31, 2022 (in thousands):

Fair Value
One year or less	$301,125
Over one year through five years	—
Total marketable securities	$301,125

Note 4. Fair Value Measurement
The following tables summarize the Company’s financial instruments recorded at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalent
Cash equivalents - money market mutual funds	$5,608	$—	$—	$5,608
Marketable Securities
U.S. Treasury securities	—	219,104	—	219,104
U.S. Agency securities	—	19,264	—	19,264
Certificates of deposit	—	26,509	—	26,509
Corporate debt securities	—	13,848	—	13,848
Commercial paper	—	22,400	—	22,400
Total cash equivalents and marketable securities	$5,608	$301,125	$—	$306,733

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalent
Cash equivalents - money market mutual funds	$151,079	$—	$—	$151,079
Marketable Securities
U.S. Treasury securities	—	157,277	—	157,277
Certificates of deposit	—	6,490	—	6,490
Corporate debt securities	—	36,327	—	36,327
Commercial paper	—	11,620	—	11,620
Asset-backed securities	—	5,895	—	5,895
Total cash equivalents and marketable securities	$151,079	$217,609	$—	$368,688

As of December 31, 2022 and 2021, the Company classified its cash equivalents within level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company classified its marketable securities within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded.

Note 5. Balance Sheets Components
Allowance for Doubtful Account and Billing Reserve
The following table presents the changes in the allowance for doubtful accounts as of the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of period	$1,572	$1,139	$514
Charges to general and administrative expenses	1,229	1,163	1,087
Write-offs and other adjustments	(901)	(730)	(462)
Balance, end of period	$1,900	$1,572	$1,139

In addition to the allowance for doubtful accounts, the Company maintains a billing reserve which represents potential billing adjustments that is recorded as a reduction of revenue. The Company’s billing reserve is based on known adjustments and an estimate using a percentage of revenue based on historical trends and experience.
The following table presents the changes in billing reserves as of the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of period	$1,105	$1,034	$398
Charges to revenue	689	1,780	1,922
Write-offs and other adjustments	(764)	(1,709)	(1,286)
Balance, end of period	$1,030	$1,105	$1,034

Property and Equipment, Net
Property and equipment, net consisted of the following as of the periods presented (in thousands):

	December 31, 2022	December 31, 2021
Computer, equipment and software(1)	$31,243	$28,227
Furniture and fixtures	1,071	1,118
Leasehold improvements	3,606	3,776
Property and equipment, gross	35,920	33,121
Less: Accumulated depreciation and amortization(2)	(28,708)	(24,341)
Property and equipment, net	$7,212	$8,780

(1)Includes assets recorded under finance leases of $5.3 million as of December 31, 2022 and December 31, 2021.
(2)Includes amount for assets recorded under finance leases of $4.0 million and $2.2 million as of December 31, 2022 and December 31, 2021, respectively.

Depreciation and amortization expense for property and equipment was $5.0 million, $4.6 million and $3.0 million for 2022, 2021 and 2020, respectively.
The following table presents the property and equipment, net of depreciation and amortization, by geographic region as of the periods presented (in thousands):

	December 31, 2022	December 31, 2021
United States	$6,449	$7,899
EMEA	722	816
Other	41	65
Total property and equipment, net	$7,212	$8,780

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the periods presented (in thousands):

	December 31, 2022	December 31, 2021
Accrued compensation and benefits	$5,390	$6,339
Accrued bonus and commissions	6,814	6,555
Other	6,261	6,117
Accrued and other current liabilities	$18,465	$19,011

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
The Company has not separately presented pro forma results reflecting the acquisition of Vibbio as the impacts were not material to the consolidated financial statements.
Note 7. Intangible Assets
The Company’s acquired intangible asset subject to amortization was as follows (in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(434)	$2,266
Effect of foreign currency translation	(276)	(11)	(287)
Total	$2,424	$(445)	$1,979

As of December 31, 2021, the Company had no intangible assets.
The intangible asset is amortized on a straight-line basis over its useful life of 4 years. As of December 31, 2022, the intangible asset had a remaining amortization period of 3.3 years.
The amortization expense for 2022 was $0.4 million and was included in research and development in the consolidated statements of operations as the acquired technology will be used to enhance our existing product capabilities.
The estimated future amortization expense for the intangible asset is as follows (in thousands):

2023	$606
2024	606
2025	606
2026	161
Total	$1,979

Note 8. Leases
The Company entered into operating leases primarily for office facilities and finance leases primarily for computer and network equipment purchases. These leases have terms generally ranging from 3 years to 12 years. The Company’s lease agreements generally do not contain any material variable lease payments, residual value guarantees or restrictive covenants.
The balance sheet classification of the Company’s right-of-use assets and lease liabilities as of the period presented was as follows (in thousands):

Leases	Classification	December 31, 2022
Non-Current Assets
Finance lease assets	Property, plant and equipment, net	$1,308
Operating lease assets	Operating right-of-use asset	5,606
Total leased assets		$6,914
Current Liabilities
Finance	Finance lease liabilities, current	$1,554
Operating	Operating lease liabilities, current	2,648
Non-Current Liabilities
Finance	Finance lease liabilities	91
Operating	Operating lease liabilities	5,040
Total leased liabilities		$9,333

The components of lease cost were as follows (in thousands):

Lease Cost	Classification	Year Ended December 31, 2022
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$1,751
Interest on finance lease liabilities	Interest expense	115
Operating lease cost	Selling, general and administrative expenses	2,288
Variable lease cost	Selling, general and administrative expenses	380
Total lease cost		$4,534

The undiscounted future lease payments under the lease liabilities as of December 31, 2022 were as follows (in thousands):

Maturity of Lease Liabilities	Finance Lease	Operating Lease
2023	$1,605	$2,887
2024	80	2,837
2025	—	2,254
2026	—	101
2027	—	35
Total lease payments	1,685	8,114
Less imputed interest	(40)	(426)
Present value of lease liabilities	$1,645	$7,688

The undiscounted future lease payments as of December 31, 2021 prior to the Company’s adoption of the new lease standard were as follows (in thousands):

	Finance Lease	Operating Lease
2022	$1,888	$2,633
2023	1,607	2,844
2024	80	2,789
2025	—	2,272
Total payments	3,575	10,538
Less: Amount representing interest	(159)	—
Total payments, net of interest	$3,416	$10,538

Under ASC 840, the previous lease standard, rent expense, including common area maintenance charges, related to operating leases was $2.9 million and $2.8 million for 2021and 2020, respectively.
The weighted-average lease term and discount rate as of December 31, 2022 were as follows:

	Finance Lease	Operating Lease
Weighted-average remaining lease term	1.0 year	2.8 years
Weighted-average discount rate	4.39%	3.91%
Supplemental cash flow information was as follows (in thousands):

Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$2,521
Financing cash used by finance leases	1,832
Right of use assets obtained in exchange for new lease liabilities:
Operating leases - adoption	7,246
Operating leases - year ended December 31, 2022	357
Finance leases	—
Note 9. Credit Facility
In September 2021, the Company amended its revolving line of credit with a financial institution effective August 2021, which increased the Company's borrowing capacity to a maximum of $50.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows the Company to borrow up to $50.0 million if the Company maintains at least $100.0 million on deposit at the institution. If such deposit is less than $100.0 million, the Company may borrow up to the lesser of $50.0 million or an amount determined by the Company's trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate, as defined by the agreement. As of December 31, 2022, the Company had not drawn down on its line of credit and has a borrowing capacity of $50.0 million. The terms of the agreement permit voluntary prepayment without premium or penalty. The revolving credit facility matures in August 2024 and is secured by substantially all of the Company’s assets. The outstanding principal balance on the revolving line of credit, if any, is due at maturity. The Company is required to pay quarterly in arrears a commitment fee of 0.15% per annum on the undrawn portion available under the revolving line of credit. As of December 31, 2022, the Company had an outstanding standby letter of credit of $1.2 million as a guarantee for a leased space.
Interest on the revolving credit facility is payable monthly in arrears at a rate equal to the lender’s prime referenced rate as defined in the agreement. Prior to this amendment, interest on the revolving line of credit was the prime rate, as published by the Wall Street Journal (Prime Rate), plus 0.75% effective July 31, 2020, and Prime Rate plus 0.50% prior to July 31, 2020. The prime referenced rate was 7.50% as of December 31, 2022 and 3.25% as of December 31, 2021.

The revolving credit facility is subject to certain restrictions and financial covenants, including the requirement of maintaining a minimum debt to EBITDA ratio when the Company’s current portion of the total borrowing exceeds $5.0 million and the Company fails to maintain $100.0 million in deposits. In addition, the revolving line of credit agreement restricts the Company from paying dividends without prior approval from the financing institution. The Company was not subject to the financial covenants as of December 31, 2022.
Note 10. Commitment and Contingencies
Purchase Obligations
The Company has non-cancelable purchase commitments of $3.5 million as of December 31, 2022, primarily related to software license fees and co-location facilities and services, of which $3.2 million is expected to be paid in 2023 and $0.3 million in 2024.
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
FASB ASC 450-20, Contingencies, sets forth the rules for accounting for uncertain tax positions for taxes not based on income. When a loss contingency exists, the likelihood of the incurrence of the liability can range from probable to remote. The Company believes it is reasonably possible that a loss will result from the sales and use tax assessments in the range of zero to $0.4 million. The Company has not recorded an accrual as of December 31, 2022 and 2021.
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
Common Stock Reserved for Future Issuance
As of December 31, 2022, the Company had the following shares of common stock reserved for future issuance under its equity incentive plan and employee share purchase plan:

Stock options outstanding	7,756,680
Restricted stock units outstanding	5,134,934
Remaining shares available for future grant under 2021 Equity Incentive Plan	5,219,924
Remaining shares available for future issuance under ESPP	1,502,011
Total shares of common stock reserved as of December 31, 2022	19,613,549

Equity Incentive Plan
In February 2021 in connection with the IPO, the Company adopted the 2021 Equity Incentive Plan (2021 Plan), which serves as a successor to and continuation of the 2014 Stock Option Plan (2014 Plan) and 2000 Stock Option Plan, collectively the “Predecessor Plans.” All shares that remained available for issuance under the Predecessor Plans as of the closing of the IPO, or that may expire or be canceled or forfeited following the closing of the IPO, become available for future issuance under the 2021 Plan.
The 2021 Plan originally reserved 6,400,000 shares of common stock for issuance, plus an additional 1,882,313 shares previously reserved for issuance under the 2014 Plan. In addition, the number of shares reserved for issuance under the 2021 Plan cumulatively increases on January 1, 2022 and on each subsequent January 1 through and including January 1, 2031, by the lesser of (a) 5.0% of the number of shares of stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s board of directors. Pursuant to the automatic annual increase, 2,377,740 additional shares were reserved under the 2021 Plan on January 1, 2023. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The plan administrator determines the term of stock options granted under the 2021 Plan, up to a maximum of 10 years.
Grant Activities
Stock Options
A summary of stock option activity under the Company’s equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	9,341,242	$6.83
Granted	—	—
Exercised	(1,236,801)	2.39		$12,606
Cancelled and forfeited	(347,761)	19.76
Balance as of December 31, 2022	7,756,680	$6.96	5.78	$34,371
Vested and exercisable	6,052,511	$5.22	5.24	$31,209

The weighted-average grant date fair value of options granted in 2021 and 2020 was $25.18 and $11.51, respectively. The Company did not grant options in 2022. The total intrinsic value of options exercised in 2022, 2021 and 2020 was $12.6 million, $65.9 million and $5.2 million, respectively.
Restricted Stock
Restricted Stock Units
A summary of RSU activity under the Company’s equity incentive plans and related information is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2021	3,737,565	$20.01
Granted	3,003,386	10.49
Vested	(997,732)	20.71
Cancelled and forfeited	(608,285)	19.55
Unvested balance as of December 31, 2022	5,134,934	$14.37

The total fair value of RSUs vested in 2022 and 2021 was $20.7 million and $1.0 million, respectively. There was no RSUs granted or vested in 2020.
Restricted Stock Unit with Performance Conditions (PSUs)
In 2022, the Company’s board of directors granted 341,404 market performance-based restricted stock units to an executive officer with a grant date fair value of $4.2 million. The PSUs vest following three annual performance periods, each in an amount equal to one-third of the target number of PSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned PSUs capped at 125% for first two performance periods. The maximum payout for the entire award is capped at 200% of the granted shares. These PSUs additionally are subject to continued service by the award holder through the end of each performance period. As of December 31, 2022, none of these PSUs have vested.

In 2014, the Company’s board of directors granted 187,500 performance-based restricted stock units to an executive officer with a grant date fair value of $0.5 million. These PSUs were fully vested upon the satisfaction of a one year service condition and the achievement of the IPO in February 2021. The Company recognized the related stock-based compensation expense of $0.5 million upon the consummation of its IPO.
Employee Stock Purchase Plan
In January 2021, the Company’s board of directors adopted the 2021 Employee Stock Purchase Plan (ESPP), which became effective in connection with the Company’s IPO. A total of 1,300,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares reserved for issuance cumulatively increases automatically on January 1, 2022 and on each subsequent January 1, through and including January 1, 2031, by the lesser of (a) 1% of the number of shares of stock issued and outstanding on the immediately preceding December 31, (b) 1,300,000 shares, or (c) an amount determined by the Company’s board of directors. Pursuant to the automatic annual increase, 475,548 additional shares were reserved under the ESPP Plan on January 1, 2023.
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
In 2022 and 2021, employees purchased 200,235 and 75,027 shares of common stock at a weighted average price of $7.90 and $14.04 per share under the ESPP, respectively.
Fair Value Determination
The Black-Scholes assumptions used to value the employee options and employee stock purchase rights at the grant dates are as follows. There were no employee options granted in 2022 or employee stock purchase rights granted prior to 2021.
Employee Stock Options

	Year Ended December 31,
	2021			2020
Expected term	5.92 years	-	6.07 years	6.25 years
Expected volatility	53.82%	-	54.98%	41.60%	-	62.00%
Risk-free interest rate	0.62%	-	0.96%	0.40%	-	1.70%
Dividend yield	—%			—%
Employee Stock Purchase Rights under ESPP

	Year Ended December 31,
	2022			2021
Expected term	0.50 years			0.13 years	-	0.63 years
Expected volatility	48.27%	-	54.22%	34.08%	-	61.00%
Risk-free interest rate	1.54%	-	4.54%	0.06%	-	0.07%
Dividend yield	—%			—%

The Monte Carlo assumptions used to value the market performance-based restricted stock units (PSUs) at the grant dates are as follows.
PSUs

	Year Ended December 31,
	2022
Expected term	3.01 years
Expected volatility	59.00%
Risk-free interest rate	4.16%	-	4.71%
Dividend yield	—%
The assumptions and estimates of Black-Scholes and Monte Carlo valuations were determined as follows:
•Fair Value of Common Stock. The fair value of each share of underlying common stock is based on the closing price of the Company’s common stock as reported on the date of the grant on the New York Stock Exchange.
•Risk-Free Interest Rate. The risk-free interest rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of the grant.
•Expected Term. The expected term of options represents the period of time that options are expected to be outstanding. The Company’s historical stock option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to a lack of sufficient data. For stock options granted to employees, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options. The expected term of ESPP is the length of purchase period. The expected term of the PSUs is the longer of the requisite service period or the performance period.
•Expected Volatility. For options and ESPP purchase rights granted in and prior to 2021, since the Company has a short trading history for its common stock, the expected volatility is estimated by taking the average historic price volatility for industry peers, consisting of several public companies in its industry that are similar in size, stage of life cycle, financial leverage or market capitalization, over a period equivalent to the expected term of the awards. For ESPP purchase rights granted after 2021, the expected volatility is equal to our historical volatility over the purchase period. For PSUs granted in 2022, the expected volatility is estimated using a weighting of our historical volatility and the historical volatility of a peer group of publicly traded companies.
•Expected Dividend Yield. The Company has not declared or paid any cash dividends. As a result, an expected dividend yield of zero percent was used.
Stock -Based Compensation
The stock-based compensation expense by line item in the accompanying consolidated statements of operations is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue
Subscription and other platform	$3,375	$1,897	$154
Professional services	676	382	37
Total cost of revenue	4,051	2,279	191
Sales and marketing	14,304	8,806	1,051
Research and development	7,958	4,402	360
General and administrative	12,230	10,163	1,327
Total stock-based compensation expense	$38,543	$25,650	$2,929

The following table presents the unrecognized stock-based compensation expense and weighted-average recognition periods as of December 31, 2022 (in thousands, except years):

	Stock Option	Restricted Stock	ESPP
Unrecognized stock-based compensation expense	$25,270	$69,454	$177
Weighted-average amortization period	1.92 years	2.75 years	0.37 years
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
When the Company repurchased shares under the program, it reduced the common stock component of stockholder’s equity by the par value of the repurchased shares. The excess of the repurchase price over par value of the shares was charged to additional paid in capital as the Company is in an accumulated deficit position. All repurchased shares were retired and became authorized and unissued shares.
The following table presents certain information regarding shares repurchased under the program during the periods presented:

	Year Ended December 31,
	2022	2021
Number of shares repurchased	2,460,361	428,218
Average price per share, including commissions	$11.84	$16.88
Total repurchase costs, including commissions (in millions)	$29.1	$7.2
As of December 31, 2022, the Company had $13.7 million available for future share buybacks under the repurchase program.
The Company repurchased an additional 526,198 shares of common stock at an average per share price of $8.95 (including commissions) from January 1, 2023 through February 3, 2023.
In March 2023, the Company’s board of directors approved the expansion of its previously announced $100.0 million capital return program by an incremental $25.0 million. The new $125.0 million program comprises a special dividend of $50.0 million in the aggregate and an accelerated stock repurchase program and/or open market purchases of approximately $75.0 million. The Company may pay an additional special dividend if this $75.0 million threshold is not reached by March 2024.
12. Employees Benefit Plan
The Company maintains a retirement savings plan, or the 401(k) Plan. The 401(k) Plan is intended to qualify under Sections 401 of the Internal Revenue Code. Participants may contribute up to applicable annual Internal Revenue Code limits. The 401(k) Plan provides for automatic salary deferrals of 3% of compensation with a 1% escalator each year. Participants are permitted to waive the automatic deferral provision. All participants’ deferrals, rollovers and matching contributions are 100% vested when contributed. The 401(k) plan allows the Company to make matching contributions and profit-sharing contributions to eligible participants. Effective January 1, 2019, the Company began making contributions of up to $500 per year to eligible participants. The contribution expense was $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

13. Other (Income) Expense, Net
Other (income) expense, net consisted of the following for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest income	$(1,914)	$(685)	$—
Amortization (accretion) on marketable securities	(1,242)	504	—
Foreign currency losses (gains)	910	768	(10)
Other	(268)	(100)	(66)
Other (income) expense, net	$(2,514)	$487	$(76)
Note 14. Income Taxes
The components of income (loss) before the provision for (benefit from) income taxes is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(59,414)	$(25,983)	$19,663
Foreign	2,164	1,442	1,387
Ending balance	$(57,250)	$(24,541)	$21,050

The Company’s provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current tax expense
Federal	$—	$—	$—
State	18	2	32
Foreign	1,201	(10)	265
Total current tax (benefit) expense	1,219	(8)	297
Deferred tax expense:
Federal	—	—	—
State	—	—	—
Foreign	(261)	(277)	—
Total deferred tax (benefit) expense	(261)	(277)	—
Provision for (benefit from) income taxes	$958	$(285)	$297

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal tax rate as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Tax benefit at U.S. statutory rate	$(12,023)	$(5,154)	$4,402
State income taxes, net of federal benefit	14	10	32
Foreign income and withholding taxes	26	79	89
Expenses from resolution of certain tax audits and expiration of statute of limitations	2	64	(32)
Stock-based compensation	2,518	(6,386)	113
Section 162(m)	1,490	621	—
Expired attributes	953	3,118	1,964
Change in valuation allowance	8,148	6,986	(5,857)
Research and development credits	(759)	(43)	(261)
Global Intangible Low-Taxed Income	140	—	6
Other	449	420	(159)
Provision for (benefit from) income taxes	$958	$(285)	$297

As a result of the Tax Cuts and Jobs Act (the Tax Act), foreign accumulated earnings that were subject to the mandatory transition tax as of December 31, 2017, can be repatriated to the U.S. without incurring further U.S. federal tax. The Tax Act moves towards a modified territorial tax system through the provision of a 100% dividend received deduction for the foreign-source portions of dividends received from controlled foreign subsidiaries. As a result, the Company continues to evaluate the indefinite reinvestment assertions with regards to unremitted earnings for our foreign subsidiaries. As of December 31, 2022, 2021 and 2020, the total undistributed earnings of the Company’s foreign subsidiaries were approximately $4.3 million, $3.4 million and $3.5 million, respectively. Historically, the Company has asserted its intention to indefinitely reinvest the undistributed earnings of foreign subsidiaries. The unrecognized deferred tax liability on the portion of the undistributed earnings considered indefinitely reinvested is not material.
Deferred income taxes result from differences in the recognition of expenses for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of our deferred income tax assets as of the periods presented are as follows (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets
Accrued expense and others	$3,981	$4,197
Stock-based compensation	4,778	4,605
Net operating losses	31,803	29,092
Tax credit carryforwards	7,416	6,263
Fixed assets	83	—
Intangibles and Section 174 costs	5,298	—
Lease liability	1,540	—
Gross deferred tax assets	$54,899	$44,157
Valuation allowance	(45,510)	(35,080)
Total deferred tax assets	$9,389	$9,077
Deferred tax liabilities
Section 481(a) adjustment	$—	$(461)
Right-of-use Asset	(1,032)	—
Deferred commissions	(7,845)	(8,339)
Total deferred tax liabilities	$(8,877)	$(8,800)
Net deferred tax assets	$512	$277

The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. Due to the losses the Company generated in prior years, management believes it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company established a full valuation allowance on its U.S. net deferred tax assets. The valuation allowance increased by $10.4 million for the year ended December 31, 2022. The Company has not recorded a valuation allowance on its net foreign deferred tax assets as the Company believes it will generate sufficient future taxable income to realize the deferred tax asset in its foreign jurisdictions.
As of December 31, 2022, the Company had net operating loss carryforwards of approximately $123.5 million for federal income tax purposes, of which a portion will begin to expire in 2023 if unused. As a result of Tax Act, $88.2 million of the federal net operating loss carryovers will carryover indefinitely and are limited to 80% of taxable income. The Company had net operating loss carryforwards of approximately $87.6 million for state income tax purposes, which will begin to expire in the year 2025 if unused.
As of December 31, 2022, the Company has research and development credit carryforwards of approximately $5.4 million for federal income tax and $5.3 million for state income tax purposes. The federal research and development tax credit will begin to expire in 2028 if unused. State research and development tax credits carryforward indefinitely.
The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. The Company completed a review of any potential limitation on the use of its net operating losses under Section 382 through December 31, 2022. Based on such review, the Company does not believe Section 382 of the Internal Revenue Code will adversely impact its ability to use its current net operating losses to offset future taxable income, if any,
The Company complies with ASC 740-10, Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. This pronouncement sets a “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. If recognized, $0.4 million would affect the Company’s effective tax rate.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company recognized an immaterial amount of interest and penalties associated with unrecognized tax benefits in 2022, 2021 and 2020.
A reconciliation of the beginning and ending balance of total unrecognized tax position is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$2,515	$2,397	$2,206
Increase (decrease) related to prior year tax provisions	44	(151)	—
Increase related to current year tax positions	438	341	$236
Decrease due to lapse of applicable statute of limitations	(115)	(72)	$(45)
Ending balance	$2,882	$2,515	$2,397

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. As of December 31, 2022, all of the years remain open to examination by the federal and state tax authorities for three or four years from the tax year in which net operating losses or tax credits are utilized. There have been no examinations of our income tax returns by any tax authority.
In August 2022, the Inflation Reduction Act of 2022 was signed into the U.S. law, which implements a new alternative minimum tax for some large corporations, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. The Inflation Reduction Act does not have a material impact on the Company’s consolidated financial statements.

Note 15. Net Income (Loss) Per Share Attributable to Common Stockholders
The following tables set forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
Basic net income (loss) per share	2022	2021	2020
Net income (loss)	$(58,208)	$(24,256)	$20,753
Cumulative preferred dividends allocated to preferred stockholders	—	(558)	(5,685)
Net income (loss) attributable to common stockholders	(58,208)	(24,814)	15,068
Income available to participating securities	—	—	(11,015)
Net income (loss) available to common stockholders	$(58,208)	$(24,814)	$4,053
Net income (loss) per share of common stock, basic	$(1.23)	$(0.57)	$0.40
Weighted-average common stock outstanding, basic	47,486,225	43,562,604	10,017,574

	Year Ended December 31,
Diluted net income (loss) per share	2022	2021	2020
Net income (loss)	$(58,208)	$(24,256)	$20,753
Cumulative preferred dividends allocated to preferred stockholders	—	(558)	(5,685)
Net income (loss) attributable to common stockholders	(58,208)	(24,814)	15,068
Reallocation of earnings to participating securities considering potentially dilutive securities	—	—	(9,450)
Net income (loss) available to common stockholders	$(58,208)	$(24,814)	$5,618
Net income (loss) per share of common stock, diluted	$(1.23)	$(0.57)	$0.35
Weighted average common stock outstanding, basic	47,486,225	43,562,604	10,017,574
Weighted average dilutive effect of stock options and restricted stock	—	—	6,169,575
Weighted-average common stock outstanding, diluted	47,486,225	43,562,604	16,187,149

The following table sets forth the potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2022	2021	2020
Convertible preferred stock (on an if-converted basis)	—	—	5,543,918
Stock options	7,756,680	9,341,242	426,542
Restricted stock units	5,134,934	3,737,565	—
Performance stock units	341,404	—	—
ESPP purchase rights	99,235	88,059	—
Total antidilutive securities	13,332,253	13,166,866	5,970,460
Note 16. Related Party Transactions
The Company incurred engineering and quality assurance costs from a third-party vendor in 2022, 2021 and 2020. The chief executive officer of the third-party vendor is considered an immediate family member of the Company’s chief technology officer. The Company recorded $3.0 million, $2.5 million and $1.7 million in 2022, 2021 and 2020, respectively, in research and development expense relating to this third-party vendor on the consolidated statements of operations. The Company recorded $0.7 million in accounts payable and accrued liabilities as of December 31, 2022 and $0.3 million in accounts payable as of December 31, 2021 on the consolidated balance sheets for the amount owed to this third-party vendor.

Note 17. Restructuring
In the third quarter of 2022, the Company initiated a strategic cost reduction plan that included voluntary and involuntary headcount reductions, and the Company has continued to reduce its global full-time employee headcount through voluntary and involuntary headcount reductions. As of December 31, 2022, the Company’s full-time headcount decreased by approximately 11% from June 30, 2022. Additionally, the Company incurred total restructuring costs of $1.7 million in the third and fourth quarters of 2022, primarily related to severance and one-time termination benefits. The Company incurred additional restructuring costs of $1.0 million in the first quarter of 2023 and expects to incur $2.8 million to $3.3 million more for such activities by the end of the first quarter of 2023.
The following table summarizes the restructuring costs in our consolidated statements of operations for the periods presented (in thousands):

Year Ended December 31, 2022
Cost of revenue
Subscription and other platform	$363
Professional services	27
Total cost of revenue	390
Sales and marketing	1,146
Research and development	86
General and administrative	37
Total restructuring costs	$1,659

The Company paid restructuring costs of $1.5 million during 2022. As of December 31, 2022, the restructuring liability was $0.2 million and is included in accrued and other current liabilities on the consolidated balance sheets.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2022. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference to our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2022 (“2023 Proxy Statement”).
Item 11. Executive Compensation
The information required by this Item 11 will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our 2023 Proxy Statement and is incorporated herein by reference.
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
3.Exhibits
The following exhibits, as required by Item 601 of Regulation S-K are filed with or incorporated by reference in this report as stated below.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39965	3.1	2/8/2021
3.2	Amended and Restated Bylaws.	8-K	001-39965	3.2	2/8/2021
4.1	Description of Capital Stock.	10-K	001-39965	4.1	3/30/2021
10.1 +	ON24, Inc. 2000 Stock Option Plan, as amended, and form of stock option agreement thereunder.	S-1	333-251967	10.1	1/8/2021
10.2 +	ON24, Inc. 2014 Stock Option Plan, as amended, and form of stock option agreement thereunder.	S-1	333-251967	10.2	1/8/2021
10.3 +	ON24, Inc. 2021 Equity Incentive Plan and form of stock option agreement and form of restricted stock units agreement thereunder.	10-K	001-39965	10.3	3/30/2021
10.4 +	ON24, Inc. 2021 Employee Stock Purchase Plan.	S-1	333-251967	10.4	1/8/2021
10.5 +	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-251967	10.5	1/8/2021
10.6 +	Form of Offer Letter between the Registrant and certain of its executive officers.	S-1	333-251967	10.6	1/8/2021
10.7 +	Tenth Amended and Restated Investors’ Rights Agreement, dated April 12, 2019, by and among the Registrant and certain of its stockholders.	S-1	333-251967	10.7	1/8/2021
10.8 +	Form of Executive Severance Agreement.	S-1	333-251967	10.8	1/8/2021
10.9	Office Lease Agreement, dated January 2, 2018, by and between the Registrant and 50 Beale Street, LLC.	S-1	333-251967	10.9	1/8/2021
10.10	First Amendment to Sixth Amended and Restated Loan and Security Agreement, dated February 11, 2022, by and between the Registrant and Comerica Bank.	10-K	001-39965	10.10	3/14/2022
10.11 *	ON24, Inc. Sixth Amended and Restated Loan and Security Agreement.	10-Q	001-39965	10.1	11/12/2021
10.12	Fifth Amended and Restated Loan and Security Agreement, dated January 16, 2019, by and between the Registrant and Comerica Bank.	S-1	333-251967	10.10	1/8/2021
10.13	Consulting Agreement, dated July 1, 2010, by and between the Registrant and InfoHorizon, LLC, and the related Statement of Work Number One, dated July 1, 2010.	S-1	333-251967	10.11	1/8/2021
10.14	Non-Employee Director Compensation Policy.	S-1	333-251967	10.12	1/8/2021
10.15+	Continuing Employment Letter, dated January 21, 2021, between the Registrant and Sharat Sharan.	S-1/A	333-251967	10.13	1/25/2021
10.16+	Form of Performance Unit Agreement	8-K	001-39965	10.1	12/30/2022
10.17¥	Cooperation Agreement, dated as of March 11, 2023, between ON24, Inc. and Indaba Capital Management L.P	8-K	001-39965	10.1	3/13/2023
21.1	List of Subsidiaries of the Registrant.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

¥	Schedules (and similar attachments) have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON24, Inc.

Date: March 14, 2023	By:	/s/ Sharat Sharan
Sharat Sharan
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: March 14, 2023	By:	/s/ Steven Vattuone
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

Signature	Title	Date
s/ Sharat Sharan	President, Chief Executive Officer and Director	March 14, 2023
Sharat Sharan	(Principal Executive Officer)

/s/ Steven Vattuone	Chief Financial Officer	March 14, 2023
Steven Vattuone	(Principal Financial and Accounting Officer)

/s/ Anil Arora	Director	March 14, 2023
Anil Arora

/s/ Irwin Federman	Director	March 14, 2023
Irwin Federman

/s/ Dominique Trempont	Director	March 14, 2023
Dominique Trempont

/s/ Anthony Zingale	Director	March 14, 2023
Anthony Zingale

/s/ Barry Zwarenstein	Director	March 14, 2023
Barry Zwarenstein