Form 10-Q
period 2023-03-31
ON24 INC.
filed 2023-05-10
CIK 1110611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2023, the registrant had 45,864,254 shares of common stock outstanding.

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
•the impact of the resumption of in-person marketing activities on our customer growth rate;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

ON24, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$100,777	$26,996
Marketable securities	214,908	301,125
Accounts receivable, net of allowances and reserves of $3,267 and $2,930 as of March 31, 2023 and December 31, 2022, respectively	33,451	43,757
Deferred contract acquisition costs, current	12,571	13,136
Prepaid expenses and other current assets	8,431	6,281
Total current assets	370,138	391,295
Property and equipment, net	5,957	7,212
Operating right-of-use assets	5,119	5,606
Intangible asset, net	1,711	1,979
Deferred contract acquisition costs, non-current	17,991	17,773
Other long-term assets	1,486	1,608
Total assets	$402,402	$425,473
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,187	$4,611
Accrued and other current liabilities	17,322	18,465
Deferred revenue	81,166	83,453
Finance lease liabilities, current	1,245	1,554
Operating lease liabilities, current	2,644	2,648
Total current liabilities	105,564	110,731
Operating lease liabilities, non-current	4,389	5,040
Other long-term liabilities	1,513	1,741
Total liabilities	111,466	117,512
Commitments and contingencies (See Note 9)
Stockholders’ equity
Common stock, $0.0001 par value per share; 500,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 46,847,621 and 47,554,801 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	562,151	562,555
Accumulated deficit	(271,317)	(253,727)
Accumulated other comprehensive income (loss)	97	(872)
Total stockholders’ equity	290,936	307,961
Total liabilities and stockholders’ equity	$402,402	$425,473

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Subscription and other platform	$39,364	$43,477
Professional services	3,699	5,015
Total revenue	43,063	48,492
Cost of revenue
Subscription and other platform	9,889	9,602
Professional services	3,317	3,342
Total cost of revenue	13,206	12,944
Gross profit	29,857	35,548
Operating expenses
Sales and marketing	24,417	29,193
Research and development	11,099	10,644
General and administrative	14,278	10,877
Total operating expenses	49,794	50,714
Loss from operations	(19,937)	(15,166)
Interest expense	29	54
Other (income) expense, net	(2,572)	177
Loss before provision for income taxes	(17,394)	(15,397)
Provision for income taxes	196	82
Net loss	(17,590)	(15,479)
Net loss per share:
Basic and diluted	$(0.37)	$(0.32)
Weighted-average shares used in computing net loss per share:
Basic and diluted	47,304,983	47,631,813

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(17,590)	$(15,479)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	(9)	21
Unrealized gain (loss) on available for sale debt securities, net of tax	978	(1,391)
Total other comprehensive income (loss)	969	(1,370)
Total comprehensive loss	$(16,621)	$(16,849)

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2022	47,554,801	$5	$562,555	$(253,727)	$(872)	$307,961
Repurchase of common stock	(1,279,127)	—	(10,720)	—	—	(10,720)
Excise taxes on repurchase of common stock	—	—	(60)	—	—	(60)
Issuance of common stock upon exercise of stock options	107,851	—	255	—	—	255
Issuance of common stock upon release of restricted stock units	464,096	—	—	—	—	—
Stock-based compensation expense	—	—	10,121	—	—	10,121
Other comprehensive income	—	—	—	—	969	969
Net loss	—	—	—	(17,590)	—	(17,590)
Balance as of March 31, 2023	46,847,621	$5	$562,151	$(271,317)	$97	$290,936

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2021	47,727,346	$5	$550,839	$(195,519)	$(235)	$355,090
Repurchase of common stock	(964,895)	—	(14,293)	—	—	(14,293)
Issuance of common stock upon exercise of stock options	415,918	—	847	—	—	847
Issuance of common stock upon release of restricted stock units	230,477	—	—	—	—	—
Payment for employee tax withholding upon net share settlement on equity awards	—	—	(1,756)	—	—	(1,756)
Stock-based compensation expense	—	—	9,507	—	—	9,507
Other comprehensive loss	—	—	—	—	(1,370)	(1,370)
Net loss	—	—	—	(15,479)	—	(15,479)
Balance as of March 31, 2022	47,408,846	$5	$545,144	$(210,998)	$(1,605)	$332,546

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(17,590)	$(15,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,417	1,207
Stock-based compensation expense	10,121	9,507
Amortization of deferred contract acquisition costs	3,893	4,067
Provision for allowance for doubtful accounts and billing reserve	901	260
Non-cash lease expense	497	519
Other	(1,698)	254
Changes in operating assets and liabilities:
Accounts receivable	9,405	3,779
Deferred contract acquisition costs	(3,546)	(3,627)
Prepaid expenses and other assets	(2,069)	(3,555)
Accounts payable	(1,353)	1,742
Accrued liabilities	(1,089)	(752)
Deferred revenue	(2,287)	(4,098)
Other non-current liabilities	(769)	(594)
Net cash used in operating activities	(4,167)	(6,770)
Cash flows from investing activities:
Purchase of property and equipment	(178)	(984)
Purchase of marketable securities	(119,591)	(60,271)
Proceeds from maturities of marketable securities	199,210	14,708
Proceeds from sale of marketable securities	9,321	—
Net cash provided by (used in) investing activities	88,762	(46,547)
Cash flows from financing activities:
Proceeds from exercise of stock options	255	1,157
Payment of tax withholding obligations related to net share settlements on equity awards	—	(1,756)
Payment for repurchase of common stock	(10,720)	(13,074)
Repayment of equipment loans	(71)	(66)
Repayment of finance lease obligations	(411)	(417)
Net cash used in financing activities	(10,947)	(14,156)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	130	27
Net increase (decrease) in cash, cash equivalents and restricted cash	73,778	(67,446)
Cash, cash equivalents and restricted cash, beginning of period	27,169	165,043
Cash, cash equivalents and restricted cash, end of period	$100,947	$97,597
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$100,777	$97,500
Restricted cash included in other assets, non-current	$170	$97
Total cash, cash equivalent, and restricted cash	$100,947	$97,597
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$99	$31
Cash paid for interest	$21	$46

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
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of ON24 Inc. and its subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Certain information and note disclosures included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2022. In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are normal and recurring in nature and necessary for fair financial statement presentation. All intercompany transactions and balances have been eliminated in consolidation. All intercompany transactions and balances have been eliminated in consolidation.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022.There have been no significant changes to these policies during the three months ended March 31, 2023
Recently Adopted Accounting Standards
In June 2016, FASB issued ASU No. 2016-13, Financial Instruments Topic 326: Credit Losses Measurement of Credit Losses on Financial Instruments, as amended, which requires an entity to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts utilizing a new impairment model known as the current expected credit loss (CECL) model. This new standard also requires credit losses related to available for sale debt securities to be recorded as an allowance through net income rather than by reducing the carrying amount under the other-than-temporary-impairment model. The Company adopted ASU No. 2016-13 on January 1, 2023 and the impact of the adoption was not material to the Company’s condensed consolidated financial statements and related disclosures.

Note 2. Revenue
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic region based on the shipping address of customers (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$33,332	$36,549
EMEA	6,864	8,147
Other	2,867	3,796
Total revenue	$43,063	$48,492

No individual foreign country contributed more than 10% of revenue for the three months ended March 31, 2023 and 2022.
No single customer accounted for 10% or more of the total revenue during the three months ended March 31, 2023 and 2022. Additionally, no single customer accounted for 10% or more of accounts receivable as of March 31, 2023 and December 31, 2022.
Contract Balances
Accounts receivable: The Company records accounts receivable when the Company has a contractual right to consideration. In some arrangements, a right to consideration for the Company’s performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled receivable. As of March 31, 2023 and December 31, 2022, unbilled receivables were included within accounts receivable, net of allowance for doubtful accounts and billing reserves on the condensed consolidated balance sheets and were not material.
Contract assets: The Company records a contract asset when the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. Contract assets are included in prepaid expenses and other current assets in the condensed consolidated balance sheets and were not material as of March 31, 2023 and December 31, 2022.
Contract liabilities: The Company defers its revenue when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized during the following 12-month period and the remaining portion is recorded as noncurrent, which is included in other long-term liabilities on the condensed consolidated balance sheet. The amount of revenue recognized in the three months ended March 31, 2023 that was included in deferred revenue at the beginning of the period was $35.0 million.
Remaining Performance Obligations
The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company may bill for the full term in advance or on an annual, quarterly or monthly basis, depending on the terms of the agreement. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $142.3 million, which consists of both billed consideration in the amount of $81.9 million and unbilled consideration in the amount of $60.4 million that the Company expects to recognize as revenue. As of March 31, 2023, the Company expects to recognize 79% of its remaining performance obligations as revenue over the subsequent 12 months and the remainder thereafter.
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
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years as the Company specifically anticipates renewals of customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. The Company determines the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of its platform and related significant features. Amortization of deferred contract acquisition costs was $3.9 million and $4.1 million for the three months ended March 31, 2023 and 2022, respectively, and is included in sales and marketing expense in the condensed consolidated statements of operations.
The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. The Company had no impairment losses relating to deferred contract acquisition costs during the periods presented.
Note 3. Marketable Securities
Marketable securities consisted of the following as of the periods presented (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities
U.S. Treasury securities	$135,410	$86	$(76)	$135,420
U.S. Agency securities	37,605	72	(5)	37,672
Certificates of deposit	17,353	—	(67)	17,286
Corporate debt securities	6,213	1	(31)	6,183
Commercial paper	18,357	2	(12)	18,347
Total marketable securities	$214,938	$161	$(191)	$214,908

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities
U.S. Treasury securities	$219,895	$10	$(801)	$219,104
U.S. Agency securities	19,247	19	(2)	19,264
Certificates of deposit	26,624	4	(119)	26,509
Corporate debt securities	13,934	—	(86)	13,848
Commercial paper	22,433	10	(43)	22,400
Total marketable securities	$302,133	$43	$(1,051)	$301,125

The Company’s marketable securities have been classified as available for sale. All available for sale debt securities are available for use in current operations. Accordingly, they have been classified as current.
Marketable securities that have been in a continuous unrealized loss position consisted of the following as of the periods presented (in thousands):

	March 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$27,244	$(55)	$978	$(21)	$28,222	$(76)
U.S. Agency securities	3,195	(5)	—	—	3,195	(5)
Certificates of deposit	15,686	(67)	—	—	15,686	(67)
Corporate debt securities	339	(2)	3,876	(29)	4,215	(31)
Commercial paper	13,364	(12)	—	—	13,364	(12)
Total	$59,828	$(141)	$4,854	$(50)	$64,682	$(191)

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$116,161	$(151)	$77,173	$(650)	$193,334	$(801)
U.S. Agency securities	3,197	(2)	—	—	3,197	(2)
Certificates of deposit	22,402	(119)	—	—	22,402	(119)
Corporate debt securities	4,253	(13)	8,345	(73)	12,598	(86)
Commercial paper	12,853	(43)	—	—	12,853	(43)
Total	$158,866	$(328)	$85,518	$(723)	$244,384	$(1,051)

The Company periodically evaluates whether any security has experienced credit-related declines in fair value. The Company did not recognize any credit loss related to its available for sales debt securities during the three months ended March 31, 2023 or 2022.
The amount of realized gains or losses from marketable securities that were reclassified out from accumulated other comprehensive loss to other (income) expense, net was based on specific identification and such amount was immaterial in the three months ended March 31, 2023. The Company had no realized gains or losses from marketable securities that were reclassified out of accumulated other comprehensive income (loss) in the three months ended March 31, 2022.
The following summarizes the remaining contractual maturities of the Company’s marketable securities as of March 31, 2023 (in thousands):

Fair Value
One year or less	$214,908
Over one year through five years	—
Total marketable securities	$214,908

Note 4. Fair Value Measurement
The following tables summarize the Company’s financial instruments recorded at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalent
Cash equivalents - money market mutual funds	$98,617	$—	$—	$98,617
Marketable Securities
U.S. Treasury securities	—	135,420	—	135,420
U.S. Agency securities	—	37,672	—	37,672
Certificates of deposit	—	17,286	—	17,286
Corporate debt securities	—	6,183	—	6,183
Commercial paper	—	18,347	—	18,347
Total cash equivalents and marketable securities	$98,617	$214,908	$—	$313,525

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalent
Cash equivalents - money market mutual funds	$5,608	$—	$—	$5,608
Marketable Securities
U.S. Treasury securities	—	219,104	—	219,104
U.S. Agency securities	—	19,264	—	19,264
Certificates of deposit	—	26,509	—	26,509
Corporate debt securities	—	13,848	—	13,848
Commercial paper	—	22,400	—	22,400
Total cash equivalents and marketable securities	$5,608	$301,125	$—	$306,733

As of March 31, 2023 and December 31, 2022, the Company classified its cash equivalents within level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company classified its marketable securities within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded.
Note 5. Balance Sheets Components
Property and Equipment, Net
Property and equipment, net consisted of the following as of the periods presented (in thousands):

	March 31, 2023	December 31, 2022
Computer, equipment and software(1)	$31,111	$31,243
Furniture and fixtures	1,076	1,071
Leasehold improvements	3,608	3,606
Property and equipment, gross	35,795	35,920
Less: Accumulated depreciation and amortization(2)	(29,838)	(28,708)
Property and equipment, net	$5,957	$7,212

(1)Includes assets recorded under finance leases of $4.9 million and $5.3 million as of March 31, 2023 and December 31, 2022, respectively.
(2)Includes amount for assets recorded under finance leases of $4.0 million as of March 31, 2023 and December 31, 2022, respectively.

Depreciation and amortization expense for property and equipment was $1.3 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively.
The following table presents the property and equipment, net of depreciation and amortization, by geographic region as of the periods presented (in thousands):

	March 31, 2023	December 31, 2022
United States	$5,310	$6,449
EMEA	608	722
Other	39	41
Total property and equipment, net	$5,957	$7,212

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the periods presented (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation and benefits	$6,138	$5,390
Accrued bonus and commissions	3,964	6,814
Other	7,220	6,261
Accrued and other current liabilities	$17,322	$18,465

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
Note 7. Intangible Assets
The Company’s acquired intangible asset subject to amortization as of the periods presented was as follows (in thousands):

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(575)	$2,125
Effect of foreign currency translation	(434)	20	(414)
Total	$2,266	$(555)	$1,711

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(434)	$2,266
Effect of foreign currency translation	(276)	(11)	(287)
Total	$2,424	$(445)	$1,979

The intangible asset is amortized on a straight-line basis over its useful life of 4 years. As of March 31, 2023, the intangible asset had a remaining amortization period of 3.0 years.
The amortization expense was $0.1 million for the three months ended March 31, 2023 and was included in research and development in the condensed consolidated statements of operations as the acquired technology will be used to enhance our existing product capabilities. The Company had no intangible assets as of March 31, 2022.

The estimated future amortization expense for the intangible asset is as follows (in thousands):

Remaining 2023	$426
2024	568
2025	567
2026	150
Total	$1,711

Note 8. Credit Facility
In September 2021, the Company amended its revolving line of credit with a financial institution effective August 2021, which increased the Company's borrowing capacity to a maximum of $50.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows the Company to borrow up to $50.0 million if the Company maintains at least $100.0 million on deposit at the institution. If such deposit is less than $100.0 million, the Company may borrow up to the lesser of $50.0 million or an amount determined by the Company's trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate, as defined by the agreement. As of March 31, 2023, the Company had not drawn down on its line of credit and has a borrowing capacity of $50.0 million. The terms of the agreement permit voluntary prepayment without premium or penalty. The revolving credit facility matures in August 2024 and is secured by substantially all of the Company’s assets. The outstanding principal balance on the revolving line of credit, if any, is due at maturity. The Company is required to pay quarterly in arrears a commitment fee of 0.15% per annum on the undrawn portion available under the revolving line of credit. As of March 31, 2023, the Company had an outstanding standby letter of credit of $1.2 million as a guarantee for a leased space.
Interest on the revolving credit facility is payable monthly in arrears at a rate equal to the lender’s prime referenced rate as defined in the agreement. The prime referenced rate was 8.00% as of March 31, 2023 and 3.50% as of March 31, 2022.
The revolving credit facility is subject to certain restrictions and financial covenants, including the requirement of maintaining a minimum debt to EBITDA ratio when the Company’s current portion of the total borrowing exceeds $5.0 million and the Company fails to maintain $100.0 million in deposits. In addition, the revolving line of credit agreement restricts the Company from paying dividends without prior approval from the financing institution. The Company was not subject to the financial covenants as of March 31, 2023.
In April 2023, the Company further amended its revolving line of credit to allow for certain transactions including payment of dividends and share repurchases from open market purchases or through an accelerated share repurchase program, subject to certain terms and conditions.
Note 9. Commitment and Contingencies
Purchase Obligations
The Company has non-cancelable purchase commitments of $3.1 million as of March 31, 2023, primarily related to software license fees and co-location facilities and services, of which $2.1 million is expected to be paid in 2023 and $1.0 million in 2024.
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
FASB ASC 450-20, Contingencies, sets forth the rules for accounting for uncertain tax positions for taxes not based on income. When a loss contingency exists, the likelihood of the incurrence of the liability can range from probable to remote. The Company believes it is reasonably possible that a loss will result from the sales and use tax assessments in the range of zero to $0.4 million. The Company has not recorded an accrual as of March 31, 2023 and December 31, 2022.

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
Note 10. Stockholders’ Equity and Equity Incentive Plan
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
Common Stock Reserved for Future Issuance
As of March 31, 2023, the Company had the following shares of common stock reserved for future issuance under its equity incentive plan and employee share purchase plan:

Stock options outstanding	7,523,406
Restricted stock outstanding	5,193,115
Remaining shares available for future grant under 2021 Equity Incentive Plan(1)	7,186,550
Remaining shares available for future issuance under ESPP(2)	1,977,559
Total shares of common stock reserved as of March 31, 2023	21,880,630

(1)Includes the automatic annual increase of 2,377,740 additional shares under 2021 Equity Incentive Plan on January 1, 2023.
(2)Includes the automatic annual increase of 475,548 additional shares under ESPP on January 1, 2023.

Grant Activities
Stock Options
A summary of stock option activity and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2022	7,756,680	$6.96
Granted	—	—
Exercised	(107,851)	2.37		$674
Cancelled and forfeited	(125,423)	17.30
Balance as of March 31, 2023	7,523,406	$6.85	5.51	$34,111
Vested and exercisable	6,172,635	$5.40	5.08	$31,864

Restricted Stock Units
A summary of RSU activity and related information is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2022	5,134,934	$14.37
Granted	649,666	9.14
Vested	(478,356)	16.22
Cancelled and forfeited	(454,533)	14.91
Unvested balance as of March 31, 2023	4,851,711	$13.43

The total fair value of RSUs vested in the three months ended March 31, 2023 and 2022 was $7.8 million and $5.5 million, respectively.
Restricted Stock Unit with Performance Conditions (PSUs)
In 2022, the Company’s board of directors granted 341,404 market performance-based restricted stock units to an executive officer with a grant date fair value of $4.2 million. The PSUs vest following three annual performance periods beginning from 2023, each in an amount equal to one-third of the target number of PSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned PSUs capped at 125% for first two performance periods. The maximum payout for the entire award is capped at 200% of the granted shares. These PSUs additionally are subject to continued service by the award holder through the end of each performance period. As of March 31, 2023, none of these PSUs have vested.

Stock-Based Compensation
The stock-based compensation expense by line item in the condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue
Subscription and other platform	$785	$868
Professional services	152	174
Total cost of revenue	937	1,042
Sales and marketing	3,057	3,692
Research and development	2,021	1,981
General and administrative	4,106	2,792
Total stock-based compensation expense	$10,121	$9,507

The following table presents the unrecognized stock-based compensation expense and weighted-average recognition periods as of March 31, 2023 (in thousands, except years):

	Stock Option	Restricted Stock	ESPP
Unrecognized stock-based compensation expense	$21,093	$61,752	$51
Weighted-average amortization period	1.66 years	2.58 years	0.12 years
Repurchase of Common Stock
In March 2023, the Company’s board of directors authorized a new $125.0 million capital return program, $75.0 million of which is expected to be effected through the combination of an accelerated stock repurchase program and/or open market purchases. The Company may pay an additional special dividend if this $75.0 million threshold is not reached by March 2024. This capital return program replaced the prior $50.0 million share repurchase program.
The following table presents certain information regarding shares repurchased during the periods presented:

	Three Months Ended March 31,
	2023	2022
Number of shares repurchased	1,279,127	964,895
Average price per share, including commissions	$8.38	$14.81
Total repurchase costs, including commissions (in millions)	$10.7	$14.3
As of March 31, 2023, the Company had $69.0 million available for future share buybacks under the repurchase program.
The Company repurchased an additional 1,129,369 shares of common stock at an average per share price of $8.76 (including commissions) from April 1, 2023 through May 8, 2023. As of May 8, 2023, the Company has $59.1 million remaining for future share buyback under the repurchase program. The Company expects its repurchase program to be completed in the first quarter of 2024.
Dividends

Pursuant to the capital return program, on May 8, 2023, our board of directors declared a one-time special cash dividend of $1.09 per share (approximately $50 million in the aggregate), to all common stockholders of record as of the close of business on May 22, 2023, payable on or about June 15, 2023.

Note 11. Other (Income) Expense, Net
Other (income) expense, net consisted of the following for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest income	$(958)	$(380)
Amortization (accretion) on marketable securities	(1,826)	253
Foreign currency losses	265	326
Other	(53)	(22)
Other (income) expense, net	$(2,572)	$177

Note 12. Income Taxes
The Company’s provision for income taxes were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Provision for income taxes	$196	$82
The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. The Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision quarterly. Provision for income taxes for the three months ended March 31, 2023 increased $0.1 million, compared to the three months ended March 31, 2022. The change in provision for income taxes was primarily driven by the increased activity and tax rate in a foreign jurisdiction.
The Company regularly performs an assessment of the likelihood of realizing benefits of its deferred tax assets. As of March 31, 2023, the Company recorded a valuation allowance against its U.S. deferred tax assets based on available evidence. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable.
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
Note 13. Net Loss Per Share
The following tables set forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Net loss	$(17,590)	$(15,479)
Net loss per share of common stock, basic and diluted	$(0.37)	$(0.32)
Weighted-average common stock outstanding, basic and diluted	47,304,983	47,631,813

The following table sets forth the potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2023	2022
Stock options	7,523,406	8,643,616
Restricted stock units	4,851,711	3,855,788
Performance stock units	341,404	—
ESPP purchase rights	99,235	112,568
Total antidilutive securities	12,815,756	12,611,972
Note 14. Related Party Transactions
The Company incurred engineering and quality assurance costs from a third-party vendor in the three months ended March 31, 2023 and 2022. The chief executive officer of the third-party vendor is considered an immediate family member of the Company’s chief technology officer. The Company recorded $0.7 million in the three months ended March 31, 2023 and 2022 in research and development expense relating to this third-party vendor on the condensed consolidated statements of operations. As of March 31, 2023 and December 31, 2022, the Company recorded $0.5 million and $0.7 million, respectively, in accounts payable and accrued liabilities on the condensed consolidated balance sheets for the amount owed to this third-party vendor.
Note 15. Restructuring
In the third quarter of 2022, the Company initiated a strategic cost reduction plan to reduce its global headcount through voluntary and involuntary headcount reductions. As of March 31, 2023, this plan was substantially completed. In February 2023, in an effort to streamline its organization, the Company initiated a restructuring plan to reduce its cost structure through global headcount reductions and other charges.
In the three months ended March 31, 2023, the Company incurred restructuring costs totaling $3.1 million, primarily related to severance and one-time termination benefits. The Company expects to incur additional restructuring costs of $1.5 million to $2.3 million in the second quarter of 2023 and may incur additional costs in future periods for restructuring activities. In addition, related to our restructuring activities, the Company expects to incur a charge of $1.3 million to $1.5 million in the second quarter of 2023 for underutilized real estate.
The following table summarizes the restructuring costs under both plans in our condensed consolidated statements of operations for the periods presented (in thousands):

Three Months Ended March 31, 2023
Cost of revenue
Subscription and other platform	$785
Professional services	54
Total cost of revenue	839
Sales and marketing	1,211
Research and development	773
General and administrative	230
Total restructuring costs	$3,053

The Company paid restructuring costs of $2.4 million during the first quarter of 2023. As of March 31, 2023, the restructuring liability was $0.9 million and is included in accrued and other current liabilities on the condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section titled “Risk Factors” and in other parts of this Report.
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
We deliver our platform products as cloud-based subscriptions that are easy to use and purpose-built for sales and marketing professionals. As of March 31, 2023, we had 1,916 customers.

Our revenue for the first quarter of 2023 was $43.1 million compared to $48.5 million for the same period of 2022, representing a period-over-period decrease of 11%. We had a net loss of $17.6 million and $15.5 million for first quarter of 2023 and 2022, respectively.
COVID-19 Update
During the COVID-19 pandemic, digital became the primary way for people to connect, work, learn and be entertained, and for businesses to engage with customers. The imperative to optimize digital sales and marketing investments to drive revenue conversion became increasingly important as businesses accelerated digital transformation initiatives in response to the COVID-19 pandemic, resulting in increased usage of our subscription and other platforms, especially during the height of the COVID-19 pandemic in 2020 and early 2021.
We may not experience in future periods the same level of accelerated growth we experienced in 2020, and to a lesser extent in 2021. For example, our revenue decreased 11% in the first quarter of 2023 compared to the same period in 2022. Our revenue growth rate also declined in 2022 compared to 2021. We may continue to face declines in our revenue in future periods as our customers and their users may increasingly opt for in-person marketing activities in a way that decreases usage of our platform. For additional details, see the section titled “Risk Factors.”
Key Factors Affecting Our Performance
Cost Management
We executed a number of cost control measures in the latter part of 2022 to reduce our cost structure and lower our net loss, including voluntary and involuntary headcount reductions as well as reductions in spending with various vendors. We have continued to reduce our global full-time employee workforce through voluntary and involuntary headcount reductions in 2023.
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
Retention and Expansion of ON24 Across Existing Customers
We believe we can achieve growth in our business by retaining and further penetrating our existing customer base with the addition of new users and new products, and through upsell and cross sell. Our multi-dimensional land and expand model drives onboarding and allows us to acquire customers via free trials, live demos and continuous engagement with an efficient sales and marketing investment. As we continue to drive more actionable revenue generating marketing insights, we believe that we have a significant opportunity to further increase sales among existing customers across different functional and geographic departments within each respective organization. Our ability to pursue this opportunity will require us to retain our customers, scale our sales and marketing organization and otherwise increase our operating expenses, and we may not be successful on the timetable we anticipate, or at all, for any number of reasons, which may cause our results to vary from period to period.
Innovation and Expansion of Our Platform
We plan to continually develop new products that enhance the functionality of our platform, improve our user experiences and drive customer engagement in order to further capitalize on new opportunities. We intend to sell these new solutions to both existing and new customers, to drive an increase in revenue as the breadth and depth of our solutions and use cases expands. We also intend to continue investing in our platform and related infrastructure over time to improve capacity, security and scalability. These development efforts will require significant investments, some of which may be episodic or otherwise cause our expenses to vary from period to period.

International Expansion
We believe the expansion of real-time, revenue-generating marketing intelligence in international markets is a significant opportunity. For the first quarter of 2023 and 2022, approximately 23% and 25% of our revenue came from outside the United States, respectively. We believe there is a compelling opportunity to continue to elevate expansion opportunities for our solutions internationally, both in countries where we currently operate and countries where we do not yet sell subscriptions to our solutions. Expanding our international operations will require considerable management attention and other resources and may present challenges associated with complying with local expectations, customs, laws and regulations, and geopolitical disputes (including the Ukraine-Russia war), which may impact our ability to sell subscriptions to our solutions and otherwise cause our results to vary from period to period.
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

	March 31, 2023	December 31, 2022	March 31, 2022
Customers	1,916	1,990	2,145
ARR(1) (in thousands)	$155,584	$159,570	$167,657
$100k Customers	333	345	367

(1)ARR for Core Platform excluding Virtual Conference product as of March 31, 2023, December 31, 2022, and March 31, 2022 was $149,242, $152,554 and $155,535, respectively.
Number of Customers
Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base over the years. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. We serve customers of all sizes, ranging from small businesses to global Fortune 100 organizations across a diverse set of industries, including technology, financial services, healthcare, industrial and manufacturing, professional services and B2B information services companies. We had a diverse customer base of 1,916 customers as of March 31, 2023. Our net customers decreased by 74 in the first quarter of 2023 compared to the fourth quarter of 2022, primarily due to fewer new customer acquisitions and higher customer churn, the majority of which was in our SMB customer base. While we believe the change in our net customer numbers reflect the current budget pressures in marketing departments in some organizations, our platform is designed with a long-term view toward our customer relationships and to grow with customers as their needs expand.
Annual Recurring Revenue
We believe that ARR is a key metric to measure our business because it is driven by our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. ARR is calculated as the sum of the annualized value of our subscription contracts as of the measurement date, including existing customers with expired contracts that we expect to be renewed. Our ARR amounts exclude professional services, overages from subscription customers and Legacy revenue. As of March 31, 2023, December 31, 2022 and March 31, 2022, our ARR was $155.6 million, $159.6 million and $167.7 million, respectively, and our ARR for Core Platform, which excludes Virtual Conference product, was $149.2 million, $152.6 million and $155.5 million, respectively. The decrease in ARR in from December 31, 2022 was primarily due to rationalizing of contractual entitlements and customer churn, offset in part by new customer contracts and contract expansions within existing customers. Our ARR also reflects a decrease in demand for our Virtual Conference product, primarily due to the return of large-scale, in-person events.
Customers Contributing $100,000 or More to ARR
As of March 31, 2023, December 31, 2022 and March 31, 2022, we had 333, 345 and 367 $100k Customers, respectively, demonstrating our penetration of larger organizations. The decrease in ARR contribution from the $100k customers from December 31, 2022 and March 31, 2022 was primarily driven by fewer new customer acquisitions in the period as well as lower value contract renewals as some customers adjusted to the macro-economic environment.

Results of Operations
We manage and operate as one reportable segment. The discussion below summarizes our results of operations for the periods presented, which we derived from the condensed consolidated financial statements included elsewhere in this Report.
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Revenue:
Subscription and other platform	$39,364	$43,477
Professional services	3,699	5,015
Total revenue	43,063	48,492
Cost of revenue:
Subscription and other platform(1)(4)	9,889	9,602
Professional services (1)(4)	3,317	3,342
Total cost of revenue	13,206	12,944
Gross profit	29,857	35,548
Operating expenses:
Sales and marketing(1)(4)	24,417	29,193
Research and development(1)(2)(4)	11,099	10,644
General and administrative(1)(3)(4)	14,278	10,877
Total operating expenses	49,794	50,714
Loss from operations	(19,937)	(15,166)
Interest expense	29	54
Other (income) expense, net	(2,572)	177
Loss before provision for income taxes	(17,394)	(15,397)
Provision for income taxes	196	82
Net loss	$(17,590)	$(15,479)

(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Cost of revenue
Subscription and other platform	$785	$868
Professional services	152	174
Total cost of revenue	937	1,042
Sales and marketing	3,057	3,692
Research and development	2,021	1,981
General and administrative	4,106	2,792
Total stock-based compensation expense	$10,121	$9,507

(2)Research and development expense for the three months ended March 31, 2023 includes amortization of acquired intangible asset of $142 thousand.
(3)General and administrative expense for the three months ended March 31, 2023 includes professional advisory expenses associated with activism defense and related costs of $2,446 thousand.

(4)The results of operations for the three months ended March 31, 2023 include restructuring costs, which primarily represent severance and related expense due to restructuring activities as follows. See Note 15 for additional information.

Three Months Ended March 31, 2023

(in thousands)
Cost of revenue
Subscription and other platform	$785
Professional services	54
Total cost of revenue	839
Sales and marketing	1,211
Research and development	773
General and administrative	230
Total cost of revenue	$3,053

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$39,364	91%	$43,477	90%	$(4,113)	(9)%
Professional services	3,699	9%	5,015	10%	(1,316)	(26)%
Total revenue	$43,063	100%	$48,492	100%	$(5,429)	(11)%

	Three Months Ended March 31,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Core Platform
Subscription and other platform	$37,811	88%	$40,070	83%	$(2,259)	(6)%
Professional services	3,395	8%	4,437	9%	(1,042)	(23)%
Total core platform revenue	41,206	96%	44,507	92%	(3,301)	(7)%
Virtual Conference
Subscription and other platform	1,553	4%	3,407	7%	(1,854)	(54)%
Professional service	304	1%	578	1%	(274)	(47)%
Total virtual conference revenue	1,857	4%	3,985	8%	(2,128)	(53)%
Total revenue	$43,063	100%	$48,492	100%	$(5,429)	(11)%

Total revenue decreased $5.4 million, or 11%, in the first quarter of 2023 compared to the same period of 2022. Revenue excluding virtual conference product decreased $3.3 million, or 7%, compared to the same period of 2022. With the return of large-scale, in-person events, we are seeing less demand for our Virtual Conference product and we are deemphasizing this product.
Subscription and other platform revenue decreased $4.1 million in the first quarter of 2023, compared to the same period of 2022. Subscription and other platform revenue excluding our Virtual Conference product decreased $2.3 million compared to the same period of 2022, primarily due to fewer new customer contracts and contract expansions from existing customers during the period as well as higher customer churn from existing customers,

Professional services revenue decreased $1.3 million in the first quarter of 2023 compared to the same period of 2022. Professional services revenue excluding Virtual Conference product decreased $1.0 million compared to the same period of 2022, primarily due to more customers electing to be “self-service” and utilize less services in the current macro-economic environment. The decline in professional services revenue as a percentage of total revenue was primarily due to more of our customers electing to be “self-service” and not utilize our professional services offerings.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$9,889	23%	$9,602	20%	$287	3%
Professional services	3,317	8%	3,342	7%	(25)	(1)%
Total cost of revenue	$13,206	31%	$12,944	27%	$262	2%
Gross profit	$29,857	69%	$35,548	73%	$(5,691)	(16)%
Gross margin	69%		73%
Cost of Revenue
Cost of revenue for the first quarter of 2023 remained flat compared to the same period of 2022, primarily reflecting the result of our active cost management.
Gross Margin
Gross margin for the first quarter of 2023 was 69% compared to 73% for the same period of 2022. The decrease was primarily attributable to an increase in total cost of revenue, which increased 2%, compared to total revenue, which decreased 11%. While we made cost reductions across our business starting in the second half of 2022, we continued to invest in our cloud infrastructure capabilities.
We expect gross margin to decrease modestly in 2023 compared to 2022 due to diseconomies of scale from the recent decline in revenue. We also continue to increase our utilization of the public cloud for our newer product offerings while we actively manage costs given the current macro-economic environment.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$24,417	57%	$29,193	60%	$(4,776)	(16)%
Sales and marketing expense decreased $4.8 million, or 16%, in the first quarter of 2023 compared to the same period of 2022, primarily attributable to a decrease in personnel-related expenses of $3.1 million due to headcount reduction related to our restructuring activities that began in the second half of 2022. The remainder of the decrease was primarily driven by our active cost management given the current macro-economic environment. The decrease in sales and marketing expense as a percentage of total revenue was primarily driven by our cost control measures to reduce our cost structure.
We expect our sales and marketing expense to decrease in absolute dollars in 2023 as we continue to support demand for our digital experiences while tightening our sales and marketing spend given the current macro-economic environment.

Research and Development

	Three Months Ended March 31,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Research and development	$11,099	26%	$10,644	22%	$455	4%
Research and development expense for the first quarter of 2023 remained relatively flat compared to the same period of 2022, primarily due to our active cost management and headcount reduction related to our restructuring activities that began in the second half of 2022. We have been applying a disciplined approach to focus our investments on research and development areas that offer the greatest opportunities as we expand our platform and bring new products to the market.
We expect our research and development expense to decrease moderately in absolute dollars in 2023 as we focus on further developing our platform and infrastructure while we actively manage costs given the current macro-economic environment.
General and Administrative

	Three Months Ended March 31,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$14,278	33%	$10,877	22%	$3,401	31%
General and administrative expense increased $3.4 million, or 31%, in the first quarter of 2023 compared to the same period of 2022, primarily attributable to an increase in professional advisory expenses associated with activism defense of $2.4 million and the increase in stock-based compensation expense of $1.3 million, offset in part by the decrease in other overhead costs due to active cost management.
We expect our general and administrative expense to decrease in absolute dollars in 2023 as certain advisory expenses are not expected to be recurring and as we actively manage costs given the current macro-economic environment.
Interest Expense

	Three Months Ended March 31,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$29	—%	$54	—%	$(25)	(46%)
Interest expense for the first quarter of 2023 remained relatively flat in absolute dollars compared to the same period of 2022,

Other (Income) Expense, Net

	Three Months Ended March 31,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other (income) expense, net	$(2,572)	(6)%	$177	—%	$2,749	1553%
The change in other (income) expense, net for the first quarter of 2023 compared to the same period of 2022 was primarily driven by the increase in investment income. See Note 11 for additional information.
Provision for Income Taxes

	Three Months Ended March 31,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Provision for income taxes	$196	—%	$82	—%	$114	(139%)
The change in provision for income taxes for the first quarter of 2023 compared to the same period of 2022 was primarily driven by the increased activity and tax rate in a foreign jurisdiction.
Liquidity and Capital Resources
As of March 31, 2023, we had cash, cash equivalents and marketable securities of $315.7 million. Our investments generally consist of money market mutual funds, certificates of deposit, U.S. Treasury securities, U.S. Agency securities and debt securities, all of which are available for use in our current operations. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We have historically funded our liquidity requirements through sales of convertible preferred stock, cash generated from our operations, borrowings and availability under our revolving credit facility, and most recently through our IPO in February 2021.
In the first quarter of 2023, our board of directors authorized a $125.0 million capital return program which replaced the prior share repurchase program. Pursuant to the capital return program, on May 8, 2023, our board of directors declared a one-time special cash dividend of $1.09 per share (approximately $50.0 million in the aggregate), to all common stockholders of record as of the close of business on May 22, 2023, payable on or about June 15, 2023. As previously announced, we expect the remaining $75.0 million of capital return to be effected through a combination of an ASR program and/or open market purchases with the possibility of an additional special dividend if this $75.0 million threshold is not reached by March 2024. We expect to complete this program in the next twelve months. We spent a total of $10.7 million in the first quarter of 2023 and $9.9 million in the second quarter of 2023 through May 8 on share repurchases (including commissions).
In the third quarter of 2022, we initiated a strategic cost reduction plan that included voluntary and involuntary headcount reductions. As of March 31, 2023, this plan is substantially completed. In February 2023, in an effort to streamline its organization, the Company initiated a restructuring plan to reduce its cost structure through global headcount reductions and other charges. As of March 31, 2023, our full-time headcount decreased by approximately 22% from June 30, 2022. Additionally, we incurred aggregate restructuring costs of $3.1 million in the first quarters of 2023, primarily related to severance and one-time termination benefits. We expect to incur additional restructuring costs of $1.5 million to $2.3 million in the second quarter of 2023 related to such activities and may incur additional costs in future periods for restructuring activities. In addition, related to our restructuring activities, we expect to incur a charge of $1.3 million to $1.5 million for underutilized real estate.
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(4,167)	$(6,770)
Net cash provided by (used in) investing activities	$88,762	$(46,547)
Net cash used in financing activities	$(10,947)	$(14,156)
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
Net cash used in operating activities is primarily impacted by our net loss adjusted for certain non-cash items such as stock-based compensation, depreciation and amortization, amortization of deferred contract acquisition costs, as well as the effect of changes in operating assets and liabilities. Our cash flows from operating activities used net cash of $4.2 million for the first quarter of 2023 compared to $6.8 million for the same period of 2022, resulting in a decrease of cash outflow of $2.6 million. The decrease was primarily attributable to the $5.4 million favorable changes in operating assets and liabilities between the periods, partially reduced by $2.1 million increase in net loss and $0.7 million decrease in non-cash expenses. In addition, we made total restructuring related payments of $2.4 million in the first quarter of 2023. See Note 15 for additional information.
The total non-cash adjustments for the first quarter of 2023 was $15.1 million compared to $15.8 million for the same period of 2022, reflecting a $0.7 million unfavorable change of non-cash adjustment.
Working capital used cash of $1.7 million for the first quarter of 2023 compared to $7.1 million for the same period of 2022, a decrease of cash outflow of $5.4 million. The favorable change in working capital in the comparative periods were impacted by, among other items, the timing of vendor payments and prepayments, timing of cash receipts from customers, and increased business activities.
Investing Activities
Net cash provided by investing activities for the first quarter of 2023 was $88.8 million compared to used cash of $46.5 million for the first quarter of 2022. The favorable change was primarily driven by an increase in proceeds from maturities and sales of marketable securities of $193.8 million, partially offset by an increase in purchases of marketable securities of $59.3 million.
Our most significant capital expenditures have been investments in our equipment to support ongoing operations. We expect our capital investment to continue in the future.
Financing Activities
Net cash used in financing activities for the first quarter of 2023 was $10.9 million compared to $14.2 million for the same period of 2022. The decrease in cash outflow was primarily driven by the $2.4 million decreased spending on our share repurchases and $1.8 million decrease in tax withholding payment on equity awards, partially offset by decreased cash inflow due primarily to a $0.9 million decrease in proceeds from exercise of stock options.
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

Outstanding principal amounts on the revolving credit facility incur interest at a rate equal to Comerica Bank’s prime referenced rate, as defined in the loan agreement. The referenced prime rate was 8.00% as of March 31, 2023 and 3.50% as of March 31, 2022.
As of March 31, 2023, we had not drawn down on our line of credit under the revolving credit facility.
In April 2023, we further amended our revolving line of credit to allow for certain transactions including payment of dividends and share repurchases from open market purchases or through an accelerated share repurchase program, subject to certain terms and conditions.
Commitments and Contractual Obligations
The following table summarizes our non-cancelable contractual obligations as of March 31, 2023 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$7,392	$2,158	$5,100	$134	$—
Finance lease obligations	1,268	1,188	80	—	—
Equipment loans	237	165	72	—	—
Other (1)	3,130	2,136	994	—	—
Total	$12,027	$5,647	$6,246	$134	$—

(1)Amounts primarily represent our commitment under various software license and co-location facilities and services agreements. See Note 9 to condensed consolidated financial statements for additional information.
Critical Accounting Policies and Estimates
There has been no significant change during this quarter to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risks from that discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (BPS), 100 BPS and 150 BPS as of March 31, 2023 (in thousands):

	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value as of March 31, 2023	50 BPS	100 BPS	150 BPS
Marketable securities	$216,329	$215,855	$215,382	$214,908	$214,436	$213,963	$213,489

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2023. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•the impact of the resumption of in-person marketing activities on our customer growth rate;
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
We have grown rapidly in prior periods, particularly in 2021 and 2020. For example, for full years 2021 and 2020, our revenue was $203.6 million and $156.9 million, respectively, representing annual growth of 30% and 76% in 2021 and 2020, respectively. Our revenue growth in these prior periods, particularly in 2020, was significantly impacted by increased demand for our platform and products following the onset of the COVID-19 pandemic and resulting precautionary measures. While some of our subscriptions have multi-year terms, most have terms of one year. Customers may not renew their subscriptions at the same rate, may decrease their usage of our solutions or may not purchase subscriptions for additional solutions, if they renew at all. For example, as subscription terms expired in 2021 and 2022 for customers who subscribed during the beginning of the pandemic, many customers did not renew their subscriptions or decreased their usage of our solutions, which we believe reflects the reduced impact of COVID-19 on demand as well as other factors. These dynamics continued into the first quarter of 2023. Our revenue in the three months ended March 31, 2023 decreased 11% compared to the same period of 2022. If our revenue does not increase in future periods, our business, financial condition and results of operations could be harmed. Furthermore, if we cannot attract new customers to our platform or our existing customers do not continue their subscriptions, our business, financial condition and results of operations would be harmed.
As a result of our limited operating history at our current scale, our ability to forecast our future results of operations is limited and subject to a number of uncertainties. You should not rely on our 2021 or 2020 revenue growth rates, or our level of revenue for the three months ended March 31, 2023 and 2022, or any other prior period, as an indication of our future performance. In future periods, our revenue may decline for a number of reasons, including any reduction in demand for our platform, increased competition, higher market penetration, a contraction of our overall market, our inability to accurately forecast demand for our platform and plan for capacity constraints or our failure, for any reason, to capitalize on growth opportunities. If our revenue does not grow, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.
Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly results of operations and financial condition may vary significantly in the future, and period-to-period comparisons may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and financial condition may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. For example, our revenue decreased in the first quarter of 2023 compared to the same period in 2022 and we may face similar declines in future periods, as our customers and their users resume more in-person marketing activities. Further, because we generally invoice our customers at the beginning of the contractual terms of their subscriptions to our solutions, our financial condition reflects deferred revenue that we recognize ratably as revenue over the contractual term. As the impact of COVID-19 has lessened, we have observed fewer new subscriptions and renewals, and our cash and deferred revenue have decreased. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include:
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
Renewals of subscriptions may decline or fluctuate because of several factors, such as dissatisfaction with our solutions or support, the loss or reduction of available budget, a change in key stakeholders or decision makers, a customer no longer having a need for our solutions or the perception that competitive products provide better or less expensive options. For example, some organizations that purchased our ON24 Virtual Conference product are returning to in-person events and no longer need the large-scale virtual event experience functionality provided by this product. In order to grow our business, we strive to add new customers and replace customers who choose not to continue to use our platform. Any decrease in user satisfaction with our solutions or support may result in negative online customer reviews and decreased word-of-mouth referrals, which would harm our brand and our ability to grow.
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
We compete for customers with a number of different types of companies that offer a variety of products and services, including meeting tools, webinar software, virtual event software, video portal software, content management software, physical events, physical event software, marketing automation software, and digital marketing tools. Our competitors vary in size and in the breadth and scope of the products and services they offer. Many of our current and potential competitors have larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. Our solutions face competition from a number of web-based meeting, webinar, physical event and marketing software products offered by companies such as Zoom, LogMeIn, Intrado, Microsoft, Cisco, Cvent and Hopin. Many of these products have significantly lower prices. Although many of these companies do not currently offer products with real-time engagement features that gather the types and extent of actionable data that we gather, many of these companies have significantly greater resources and may be able to introduce similar products in the future. Additionally, we operate in a market characterized by an increasing number of new and competitive entrants. Furthermore, this market has seen rapid expansion, which may attract additional entrants, any of which could be our current business partners. As we introduce new solutions and services, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future.

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
Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology for sales and marketing, which depends in part on the amount of spending allocated by our customers or potential customers on sales and marketing technology. This spending depends on worldwide economic and geopolitical conditions. The U.S. and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, inflation (including wage inflation), labor market constraints, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, pandemics such as COVID-19, and overall economic uncertainty. These economic conditions can arise suddenly, including the recent rise in inflation, and the full impact of such conditions often remains uncertain. In addition, geopolitical developments, such as potential trade wars, and actions or inactions of the U.S. or other major national governments, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. In response to general economic uncertainty and over-hiring during COVID-19, many U.S. companies, particularly in the technology sector, have laid off employees in mass job cuts in 2022 and 2023. Since the third quarter of 2022, we have initiated multiple strategic cost reductions, which included a reduction of our global full-time employee headcount by approximately 11% from June 30, 2022 to December 31, 2022, as well as two additional reductions in the first quarter of 2023 that reduced our headcount as of March 31, 2023 by approximately 13% from December 31, 2022 levels, which may impact our ability to operate our business. In the future we may have to consider additional or larger scale reductions in force if economic conditions worsen and harm our business, results of operations and financial condition.
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
We had a net loss of $17.6 million and $15.5 million in the three months ended March 31, 2023 and 2022, respectively, and we may incur net losses in the future. We intend to continue to expend funds on our direct sales force and marketing efforts to attract new customers and increase usage of our platform and products by our existing customers, to develop and enhance our platform and for general corporate purposes. To the extent we are successful in increasing our customer base, we may also incur increased losses because most of the costs associated with acquiring customers (other than sales commissions) are incurred up front, while the related subscription revenue is generally recognized ratably over the applicable subscription term. In addition, we may incur increased losses because most of the costs associated with acquiring customers, including sales commissions, require us to make cash outlays at the time we acquire a customer, and, similarly, the timing of our recognition of subscription revenue and sales commissions may not correspond with our cash position. Our subscriptions typically have terms of one year that automatically renew for successive one-year terms unless terminated. We also have certain customers with subscription terms for up to three years. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses and any increase in our cost of sales, including as a result of a shift to a hybrid cloud. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of subscriptions to our platform, and the entry or the success of competitive products and services. As a result, we may not achieve or maintain profitability in future periods.
The failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.
Our ability to increase our customer base, expand the usage of our existing customers and achieve broader market acceptance of our solutions will depend to a significant extent on our ability to effectively manage our sales and marketing operations and activities. We are substantially dependent on our direct sales force and on our marketing efforts in order to obtain new customers. We have in the past expanded and may in the future expand our direct sales force both domestically and internationally. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we currently require or may require in the future. Our ability to achieve revenue growth will depend, in part, on our success in recruiting, training and retaining a sufficient number of qualified and experienced sales professionals. New hires require significant training and time before they achieve full productivity, particularly in new industries or geographies. Circumstances relating to the COVID-19 pandemic have altered the way we recruit, onboard, train and integrate our employees, and these processes may not be successful. New hires may not become as productive as quickly as we expect, or at all, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets and segments where we do business. Our business may be harmed if our sales efforts do not generate a significant increase in revenue.
Our results of operations may be adversely impacted by COVID-19.
The potential resurgence of COVID-19, particularly any future variants that may be more transmissible and have more severe symptoms than current variants, may extend the impact of COVID-19 on our business. The impact of these variants cannot be predicted at this time and could depend on numerous factors. Given the nature of the circumstances, it is difficult to predict the long-term economic impact of COVID-19 on our business. These uncertainties make it challenging to manage our growth, maintain business relationships, price our subscriptions and otherwise operate and plan for our business. Moreover, the economic impacts of COVID-19 have affected and may continue to affect customer and prospective customer spending on technology such as ours, particularly for businesses involving in-person interactions. These customers may experience reduced revenue and revised budgets, which may adversely affect our customers’ ability or willingness to purchase subscriptions to our platform, the timing of subscriptions, customer retention, and the value or duration of subscriptions, all of which could adversely affect our operating results. As the impact of COVID-19 has subsided, our current and prospective customers, and their users, have chosen to do more in-person marketing. The extent of the impact of COVID-19 on our business and financial performance may be influenced by a number of factors, many of which we cannot control, including future spikes of COVID-19 infections and future variants, the severity of economic decline attributable to COVID-19, the impact on our customers and our sales cycles, and our ability to generate new business leads.

Due to our subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods. In addition, uncertainty regarding the impact of COVID-19 on our future operating results and financial condition may result in our taking cost-cutting measures, reducing the level of our capital investments and delaying or canceling the implementation of strategic initiatives, any of which may negatively impact our business and reputation. The global macroeconomic effects of COVID-19 and related impacts on our customers’ business operations and their demand for our solutions may persist, even after any future spikes of COVID-19. In addition, the effects of COVID-19 may heighten many of the other risks we face, including those described in this Report.
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
The markets in which we compete are characterized by rapid technological change and frequent new product and service introductions. Our ability to attract new customers and retain and expand the usage of existing customers depends on our ability to continue to enhance and improve our platform, to introduce new features and solutions and to interoperate across an increasing range of devices, operating systems and third-party applications. Our customers may require features and capabilities that our current platform does not have. While we are committed to investing in research and development and are focused on improving the quality and range of our product offerings, we have recently reduced our level of investment in research and development which may impact the rate at which we are able to enhance and improve our platform or introduce new features and solutions. Furthermore, we made significant headcount reductions in 2022 and initiated an additional restructuring plan in February 2023 to reduce our cost structure through further global headcount reductions. Reductions in our workforce could result in the loss of valuable skills and knowledge and have a negative impact on morale, which can impact our ability to innovate. Our enhancements to our platform and our new product experiences, features or capabilities may not be compelling to our existing or potential customers and may not gain market acceptance. If our research and development investments do not accurately anticipate customer demand, or if we fail to develop our platform in a manner that satisfies customer preferences in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our platform.
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
A substantial portion of our business is with large Enterprise customers. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. As of March 31, 2023, we had 333 $100k Customers, which are generally large organizations, representing 67% of our ARR. The timing of our sales with our Enterprise customers and related revenue recognition is difficult to predict because of the length and uncertainty of the sales cycle for these customers. We are often required to spend significant time and resources to educate and familiarize these potential customers with the value proposition of paying for our platform. The length of our sales cycle for these customers, from initial evaluation to payment for our platform, is often around three to six months or more and can vary substantially from customer to customer. As a result, it is difficult to predict whether and when a sale will be completed. An inability to increase our Enterprise customer base could harm our business.

We have significant operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.
We have significant operations outside of the United States. In the three months ended March 31, 2023, we generated 23% of our revenue from customers outside of the United States. In prior periods, we have focused on expanding our international operations and we may continue to do so in future periods. For example, in 2020, we established a subsidiary in Japan to support our operations in the Asia-Pacific region and in 2022 we established a subsidiary in Germany to support our operations in the EMEA. Future efforts to expand our current international operations, including entering new markets or countries, may not be effective. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems and commercial markets. Any future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to special risks, including risks associated with:
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
In addition, following Russia’s military invasion of Ukraine in February 2022, NATO deployed additional military forces to Eastern Europe, and the United States, European Union, and other nations announced various sanctions against Russia. The invasion of Ukraine has triggered unprecedented sanctions against Russia by the U.S., NATO, and other countries which has created global security concerns that could result in wider conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business. In the first quarter of 2023, we experienced a decrease of 16% in total revenue from customers in the EMEA region as compared to the same period in 2022, which we believe was in part driven by the uncertain macroeconomic environment surrounding the Ukraine-Russia war. We are actively monitoring the conflict in Ukraine to assess its ongoing impact on our business, as well as on our customers and other parties with whom we do business.

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
Occurrence of any catastrophic event, including pandemics, earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, cyberattacks, war or terrorist attacks, could result in lengthy interruptions in our service. In particular, our U.S. headquarters and one of the data centers we utilize are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the internet, the electric grid or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other catastrophic event, our ability to deliver our solutions to our customers would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business could be harmed.
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
We are also building AI/ML-powered capabilities into our platform, leveraging the data collected by or on behalf of our customers through our platform to enable better prediction of which content will drive the most engagement for individual prospects and customer segments. We expect these elements of our business to grow, and we anticipate adding new features in the future. We envision a future in which AI/ML operating in our platform helps our customers drive more meaningful engagement and deliver targeted content. As with many innovations, AI/ML presents risks and challenges that could affect its adoption, and therefore our business. AI/ML algorithms may be flawed. Datasets may be insufficient or contain biased information. Ineffective or inadequate AI/ML development or deployment practices by us or others could result in incidents that impair the acceptance of AI/ML solutions or cause harm to individuals or society. These deficiencies and other failures of AI/ML systems could subject us to competitive harm, regulatory action, legal liability, including under new proposed legislation regulating AI in jurisdictions such as the EU, new applications of existing data protection, privacy, intellectual property, and other laws, and brand or reputational harm. Some AI/ML scenarios present ethical issues. If we enable or offer AI/ML features that are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm.
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
We primarily rely on a combination of patents, trade secrets, domain name protections, trademarks and copyrights, as well as confidentiality, license and subscription agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of March 31, 2023, we have 18 issued patents and 27 pending patent applications. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, the resulting patents may not effectively protect every significant feature of our solutions. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense.
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
As of March 31, 2023 and December 31, 2022, we had no outstanding indebtedness under the Revolving Credit Facility. In the first quarter of 2021, we repaid in full the $22.4 million outstanding principal balance on our Revolving Credit Facility. We may incur indebtedness in the future, which may require us to secure such obligations with substantially all of our assets; to comply with various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments and engage in transactions with our affiliates; and to meet certain financial covenants. Any substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could restrict our business operations or have other adverse consequences, including the following:
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
We sell to customers globally and have international operations primarily in the United Kingdom, Australia, Singapore and Japan. To the extent we expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended March 31, 2023, 13% of our revenue and 13% of our expenses were denominated in currencies other than U.S. dollars. For the three months ended March 31, 2022, 13% of our revenue and 14% of our expenses were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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

Since the fourth quarter of 2021 to February 2023, we have repurchased $47.0 million of our outstanding common stock, and in March 2023 we expanded our previously announced $100.0 million capital return program by an incremental $25.0 million. Under the expanded $125.0 million authorization, we have declared a one-time special cash dividend of $1.09 per share (approximately $50.0 million in the aggregate), to all common stockholders of record as of the close of business on May 22, 2023, payable on or about June 15, 2023 (the “Special Dividend”). As previously announced, we expect the remaining $75.0 million of capital return to be effected through a combination of an accelerated share repurchase (“ASR”) program and/or open market purchases, to be completed within the next 12 months, with the possibility of an additional special dividend if this $75.0 million threshold is not reached by March 2024 (the “Contingent Dividend”). Accordingly, we expect to engage in share repurchases of our common stock from time to time. Our capital repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, or to do so in any particular manner. Further, our share repurchases could affect our share trading prices or increase their volatility, and any repurchases will reduce our cash reserves. We are under no legal obligation to repurchase any shares, and if we do not do so or if we commence repurchases and then suspend or terminate them, the trading prices of our stock may decrease and their volatility increase. Even if we complete our capital return program, we may not be successful in our goal of enhancing stockholder value.

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
We have been, and may in the future be, subject to activities initiated by activist stockholders. In March 2023, we entered into the Cooperation Agreement with Indaba. Pursuant to the Cooperation Agreement, we agreed to: pursue the Board Expansion, Director Appointments and the Board Declassification. Partly in response to stockholder requests, since the fourth quarter of 2021 to February 2023, we have repurchased $47.0 million of our outstanding common stock, and in March 2023 we expanded our previously announced $100.0 million capital return program by an incremental $25.0 million. Under the expanded $125.0 million authorization, we will return an aggregate of $50.0 million to investors pursuant to the Special Dividend payable on or about June 15, 2023, and the remaining $75.0 million of capital return to be effected through the combination of an ASR program and/or open market purchases, with the possibility of the Contingent Dividend in 2024.
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
While we have declared the Special Dividend as part of our capital return program with the possibility of the Contingent Dividend, we do not expect that our capital return program will include any other dividend. Other than the Special Dividend and possibly the Contingent Dividend, we currently intend to retain any future earnings for use in the operation and expansion of our business, and we do not plan to declare or pay cash dividends in the foreseeable future. In addition, our ability to pay dividends is currently restricted by the terms of our Revolving Credit Facility. As a result, stockholders should assume that sales of their common stock after price appreciation is the only way to realize any future gains on their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes the repurchases of our shares of common stock in the first quarter of 2023.

Period	Total number of shares purchased	Average price paid per shares(1)	Total number of shares purchased as part of publicly announced plans or program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)(2)
January 1, 2023 to January 31, 2023	468,197	$8.83	468,197	$9.6
February 1, 2023 to February 28, 2023	58,001	$9.90	58,001	$9.0
March 1, 2023 to March 31, 2023	752,929	$7.98	752,929	$69.0
Total	1,279,127	$8.38	1,279,127	$69.0

(1)Includes commission of $0.02 per share paid to broker.
(2)In March 2023, our board of directors authorized a new $125.0 million capital return program, $75.0 million of which is effected through the combination of an ASR program and/or open market purchases. This capital return program replaced the prior share repurchase program.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39965	3.1	2/8/2021
3.2	Amended and Restated Bylaws.	8-K	001-39965	3.2	2/8/2021
10.1	Second Amendment to Sixth Amended and Restated Loan and Security Agreement, dated April 25, 2023 by and between the Registrant and Comerica Bank.					X
10.2*	Cooperation Agreement, dated as of March 11, 2023, between ON24, Inc. and Indaba Capital Management L.P	8-K	001-39965	10.1	3/13/2023
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2
Certification of Principal Financial and Accounting Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

*	Schedules (and similar attachments) have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON24, Inc.

Date: May 10, 2023	By:	/s/ Sharat Sharan
Sharat Sharan
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Steven Vattuone
Steven Vattuone
Chief Financial Officer
(Principal Financial and Accounting Officer)