Form 10-Q
period 2023-06-30
ON24 INC.
filed 2023-08-09
CIK 1110611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, the registrant had 43,904,608 shares of common stock outstanding.

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
•the impact of any cybersecurity-related attack, significant data breach or disruption of the information technology systems or networks on which we rely;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

ON24, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$25,158	$26,996
Marketable securities	215,372	301,125
Accounts receivable, net of allowances and reserves of $3,428 and $2,930 as of June 30, 2023 and December 31, 2022, respectively	31,314	43,757
Deferred contract acquisition costs, current	12,452	13,136
Prepaid expenses and other current assets	7,293	6,281
Total current assets	291,589	391,295
Property and equipment, net	5,668	7,212
Operating right-of-use assets	3,717	5,606
Intangible asset, net	1,523	1,979
Deferred contract acquisition costs, non-current	16,876	17,773
Other long-term assets	1,370	1,608
Total assets	$320,743	$425,473
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,269	$4,611
Accrued and other current liabilities	16,866	18,465
Deferred revenue	74,459	83,453
Finance lease liabilities, current	718	1,554
Operating lease liabilities, current	2,640	2,648
Total current liabilities	98,952	110,731
Operating lease liabilities, non-current	3,730	5,040
Other long-term liabilities	1,075	1,741
Total liabilities	103,757	117,512
Commitments and contingencies (See Note 9)
Stockholders’ equity
Common stock, $0.0001 par value per share; 500,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 45,013,743 and 47,554,801 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4	5
Additional paid-in capital	501,416	562,555
Accumulated deficit	(284,164)	(253,727)
Accumulated other comprehensive loss	(270)	(872)
Total stockholders’ equity	216,986	307,961
Total liabilities and stockholders’ equity	$320,743	$425,473

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Subscription and other platform	$38,336	$43,064	$77,700	$86,541
Professional services	3,750	5,174	7,449	10,189
Total revenue	42,086	48,238	85,149	96,730
Cost of revenue
Subscription and other platform	9,066	9,958	18,955	19,560
Professional services	3,134	3,343	6,451	6,685
Total cost of revenue	12,200	13,301	25,406	26,245
Gross profit	29,886	34,937	59,743	70,485
Operating expenses
Sales and marketing	22,628	28,850	47,045	58,043
Research and development	10,930	10,948	22,029	21,592
General and administrative	12,105	11,158	26,383	22,035
Total operating expenses	45,663	50,956	95,457	101,670
Loss from operations	(15,777)	(16,019)	(35,714)	(31,185)
Interest expense	33	49	62	103
Other (income) expense, net	(3,193)	103	(5,765)	280
Loss before provision for income taxes	(12,617)	(16,171)	(30,011)	(31,568)
Provision for income taxes	230	41	426	123
Net loss	(12,847)	(16,212)	(30,437)	(31,691)
Net loss per share:
Basic and diluted	$(0.28)	$(0.34)	$(0.65)	$(0.67)
Weighted-average shares used in computing net loss per share:
Basic and diluted	45,866,022	47,187,586	46,581,527	47,408,479

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(12,847)	$(16,212)	$(30,437)	$(31,691)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	27	(98)	18	(77)
Unrealized gain (loss) on available for sale debt securities, net of tax	(394)	(455)	584	(1,846)
Total other comprehensive income (loss)	(367)	(553)	602	(1,923)
Total comprehensive loss	$(13,214)	$(16,765)	$(29,835)	$(33,614)

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2023	46,847,621	$5	$562,151	$(271,317)	$97	$290,936
Cash dividend declared ($1.09 per share)	—	—	(49,872)	—	—	(49,872)
Repurchase of common stock	(2,821,451)	(1)	(23,492)	—	—	(23,493)
Excise taxes on repurchase of common stock	—	—	(155)	—	—	(155)
Issuance of common stock upon exercise of stock options	290,371	—	633	—	—	633
Issuance of common stock upon release of restricted stock units	614,764	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	82,438	—	546	—	—	546
Stock-based compensation expense	—	—	11,605	—	—	11,605
Other comprehensive income	—	—	—	—	(367)	(367)
Net loss	—	—	—	(12,847)	—	(12,847)
Balance as of June 30, 2023	45,013,743	$4	$501,416	$(284,164)	$(270)	$216,986

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2022	47,408,846	$5	$545,144	$(210,998)	$(1,605)	$332,546
Repurchase of common stock	(566,314)		(7,515)	—		(7,515)
Issuance of common stock upon exercise of stock options	247,210	—	580	—	—	580
Issuance of common stock upon release of restricted stock units	242,684	—	—	—	—	—
Issuance of common stock under ESPP	89,201	—	833	—		833
Stock-based compensation expense	—	—	9,698	—	—	9,698
Other comprehensive loss	—	—	—	—	(553)	(553)
Net loss	—	—	—	(16,212)	—	(16,212)
Balance as of June 30, 2022	47,421,627	$5	$548,740	$(227,210)	$(2,158)	$319,377

ON24, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	47,554,801	$5	$562,555	$(253,727)	$(872)	$307,961
Cash dividend declared ($1.09 per share)	—	—	(49,872)	—	—	(49,872)
Repurchase of common stock	(4,100,578)	(1)	(34,212)	—	—	(34,213)
Excise taxes on repurchase of common stock	—	—	(215)	—	—	(215)
Issuance of common stock upon exercise of stock options	398,222	—	888	—	—	888
Issuance of common stock upon release of restricted stock units	1,078,860	—	—	—	—	—
Issuance of common stock under ESPP	82,438	—	546	—	—	546
Stock-based compensation expense	—	—	21,726	—	—	21,726
Other comprehensive income	—	—	—	—	602	602
Net loss	—	—	—	(30,437)	—	(30,437)
Balance as of June 30, 2023	45,013,743	$4	$501,416	$(284,164)	$(270)	$216,986

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	47,727,346	$5	$550,839	$(195,519)	$(235)	$355,090
Repurchase of common stock	(1,531,209)	—	(21,808)	—	—	(21,808)
Issuance of common stock upon exercise of stock options	663,128	—	1,427	—	—	1,427
Issuance of common stock upon release of restricted stock units	473,161	—	—	—	—	—
Issuance of common stock under ESPP	89,201	—	833	—	—	833
Payment for employee tax withholding upon net share settlement on equity awards	—	—	(1,756)	—	—	(1,756)
Stock-based compensation expense	—	—	19,205	—	—	19,205
Other comprehensive loss	—	—	—	—	(1,923)	(1,923)
Net loss	—	—	—	(31,691)	—	(31,691)
Balance as of June 30, 2022	47,421,627	$5	$548,740	$(227,210)	$(2,158)	$319,377

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(30,437)	$(31,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,792	2,546
Stock-based compensation expense	21,726	19,205
Amortization of deferred contract acquisition costs	7,844	8,017
Provision for allowance for doubtful accounts and billing reserve	1,699	747
Non-cash lease expense	941	1,001
Amortization (accretion) of marketable securities	(3,711)	330
Lease impairment charge	1,209	—
Other	156	—
Changes in operating assets and liabilities:
Accounts receivable	10,744	5,645
Deferred contract acquisition costs	(6,263)	(7,368)
Prepaid expenses and other assets	(848)	(1,577)
Accounts payable	(471)	314
Accrued liabilities	(2,747)	255
Deferred revenue	(8,994)	(5,486)
Other non-current liabilities	(2,123)	(1,376)
Net cash used in operating activities	(8,483)	(9,438)
Cash flows from investing activities:
Purchase of property and equipment	(732)	(1,674)
Acquisition, net of cash acquired	—	(2,495)
Purchase of marketable securities	(195,825)	(111,620)
Proceeds from maturities of marketable securities	276,470	62,098
Proceeds from sale of marketable securities	9,321	—
Net cash provided by (used in) investing activities	89,234	(53,691)
Cash flows from financing activities:
Proceeds from exercise of stock options	884	1,738
Proceeds from issuance of common stock under ESPP	546	833
Payment of tax withholding obligations related to net share settlements on equity awards	—	(1,756)
Payment for repurchase of common stock	(33,306)	(21,808)
Payment of cash dividend	(49,872)	—
Repayment of equipment loans	(131)	(133)
Repayment of finance lease obligations	(942)	(972)
Net cash used in financing activities	(82,821)	(22,098)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	229	276
Net decrease in cash, cash equivalents and restricted cash	(1,841)	(84,951)
Cash, cash equivalents and restricted cash, beginning of period	27,169	165,043
Cash, cash equivalents and restricted cash, end of period	$25,328	$80,092
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$25,158	$79,914
Restricted cash included in other assets, non-current	$170	$178
Total cash, cash equivalent, and restricted cash	$25,328	$80,092
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$438	$278
Cash paid for interest	$36	$87

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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022.There have been no significant changes to these policies during the six months ended June 30, 2023
Recently Adopted Accounting Standards
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

Note 2. Revenue
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic region based on the shipping address of customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$32,611	$36,380	$65,943	$72,929
EMEA	7,020	7,935	13,884	16,082
Other	2,455	3,923	5,322	7,719
Total revenue	$42,086	$48,238	$85,149	$96,730

No individual foreign country contributed more than 10% of revenue for the three and six months ended June 30, 2023 and 2022.
No single customer accounted for 10% or more of the total revenue during the three and six months ended June 30, 2023 and 2022. Additionally, no single customer accounted for 10% or more of accounts receivable as of June 30, 2023 and December 31, 2022.
Contract Balances
Accounts receivable: The Company records accounts receivable when the Company has a contractual right to consideration. In some arrangements, a right to consideration for the Company’s performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled receivable. As of June 30, 2023 and December 31, 2022, unbilled receivables were included within accounts receivable, net of allowance for doubtful accounts and billing reserves on the condensed consolidated balance sheets and were not material.
Contract assets: The Company records a contract asset when the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. Contract assets are included in prepaid expenses and other current assets in the condensed consolidated balance sheets and were not material as of June 30, 2023 and December 31, 2022.
Contract liabilities: The Company defers its revenue when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized during the following 12-month period and the remaining portion is recorded as noncurrent, which is included in other long-term liabilities on the condensed consolidated balance sheet. The amount of revenue recognized in the three and six months ended June 30, 2023 that was included in deferred revenue at the beginning of the period was $24.2 million and $59.2 million.
Remaining Performance Obligations
The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company may bill for the full term in advance or on an annual, quarterly or monthly basis, depending on the terms of the agreement. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $130.9 million, which consists of both billed consideration in the amount of $74.9 million and unbilled consideration in the amount of $56.0 million that the Company expects to recognize as revenue. As of June 30, 2023, the Company expects to recognize 78% of its remaining performance obligations as revenue over the subsequent 12 months and the remainder thereafter.
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
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years as the Company specifically anticipates renewals of customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. The Company determines the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of its platform and related significant features. Amortization of deferred contract acquisition costs was $3.9 million and $7.8 million for the three and six months ended June 30, 2023, respectively, and $3.9 million and $8.0 million for the three and six months ended June 30, 2022, respectively. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the condensed consolidated statements of operations.
The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. The Company had no impairment losses relating to deferred contract acquisition costs during the periods presented.
Note 3. Marketable Securities
Marketable securities consisted of the following as of the periods presented (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities
U.S. Treasury securities	$149,455	$2	$(345)	$149,112
U.S. Agency securities	37,712	1	(43)	37,670
Certificates of deposit	12,965	—	(21)	12,944
Corporate debt securities	1,677	—	(3)	1,674
Commercial paper	13,987	—	(15)	13,972
Total marketable securities	$215,796	$3	$(427)	$215,372

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities
U.S. Treasury securities	$219,895	$10	$(801)	$219,104
U.S. Agency securities	19,247	19	(2)	19,264
Certificates of deposit	26,624	4	(119)	26,509
Corporate debt securities	13,934	—	(86)	13,848
Commercial paper	22,433	10	(43)	22,400
Total marketable securities	$302,133	$43	$(1,051)	$301,125

The Company’s marketable securities have been classified as available for sale. All available for sale debt securities are available for use in current operations. Accordingly, they have been classified as current.

Marketable securities that have been in a continuous unrealized loss position consisted of the following as of the periods presented (in thousands):

	June 30, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$134,475	$(333)	$988	$(12)	$135,463	$(345)
U.S. Agency securities	33,757	(43)	—	—	33,757	(43)
Certificates of deposit	11,344	(21)	—	—	11,344	(21)
Corporate debt securities	1,674	(3)	—	—	1,674	(3)
Commercial paper	13,972	(15)	—	—	13,972	(15)
Total	$195,222	$(415)	$988	$(12)	$196,210	$(427)

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$116,161	$(151)	$77,173	$(650)	$193,334	$(801)
U.S. Agency securities	3,197	(2)	—	—	3,197	(2)
Certificates of deposit	22,402	(119)	—	—	22,402	(119)
Corporate debt securities	4,253	(13)	8,345	(73)	12,598	(86)
Commercial paper	12,853	(43)	—	—	12,853	(43)
Total	$158,866	$(328)	$85,518	$(723)	$244,384	$(1,051)

The Company periodically evaluates whether any security has experienced credit-related declines in fair value. The Company did not recognize any credit loss related to its available for sales debt securities during the three and six months ended June 30, 2023 or 2022.
The amount of realized gains or losses from marketable securities that were reclassified out from accumulated other comprehensive loss to other (income) expense, net was based on specific identification and such amount was immaterial in the six months ended June 30, 2023. The Company had no realized gains or losses from marketable securities that were reclassified out of accumulated other comprehensive income (loss) in the three months ended June 30, 2023 or in the three and six months ended June 30, 2022.
The following summarizes the remaining contractual maturities of the Company’s marketable securities as of June 30, 2023 (in thousands):

Fair Value
One year or less	$215,372
Over one year through five years	—
Total marketable securities	$215,372

Note 4. Fair Value Measurement
The following tables summarize the Company’s financial instruments recorded at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalent
Cash equivalents - money market mutual funds	$18,249	$—	$—	$18,249
Marketable Securities
U.S. Treasury securities	—	149,112	—	149,112
U.S. Agency securities	—	37,670	—	37,670
Certificates of deposit	—	12,944	—	12,944
Corporate debt securities	—	1,674	—	1,674
Commercial paper	—	13,972	—	13,972
Total cash equivalents and marketable securities	$18,249	$215,372	$—	$233,621

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalent
Cash equivalents - money market mutual funds	$5,608	$—	$—	$5,608
Marketable Securities
U.S. Treasury securities	—	219,104	—	219,104
U.S. Agency securities	—	19,264	—	19,264
Certificates of deposit	—	26,509	—	26,509
Corporate debt securities	—	13,848	—	13,848
Commercial paper	—	22,400	—	22,400
Total cash equivalents and marketable securities	$5,608	$301,125	$—	$306,733

As of June 30, 2023 and December 31, 2022, the Company classified its cash equivalents within level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company classified its marketable securities within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded.
Note 5. Balance Sheets Components
Property and Equipment, Net
Property and equipment, net consisted of the following as of the periods presented (in thousands):

	June 30, 2023	December 31, 2022
Computer, equipment and software(1)	$31,926	$31,243
Furniture and fixtures	1,080	1,071
Leasehold improvements	3,799	3,606
Property and equipment, gross	36,805	35,920
Less: Accumulated depreciation and amortization(2)	(31,137)	(28,708)
Property and equipment, net	$5,668	$7,212

(1)Includes assets recorded under finance leases of $4.6 million and $5.3 million as of June 30, 2023 and December 31, 2022, respectively.
(2)Includes amount for assets recorded under finance leases of $4.1 million and $4.0 million as of June 30, 2023 and December 31, 2022, respectively.

Depreciation and amortization expense for property and equipment was $1.2 million and $2.5 million for the three and six months ended June 30, 2023, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2022, respectively.
The following table presents the property and equipment, net of depreciation and amortization, by geographic region as of the periods presented (in thousands):

	June 30, 2023	December 31, 2022
United States	$5,147	$6,449
EMEA	490	722
Other	31	41
Total property and equipment, net	$5,668	$7,212

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the periods presented (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation and benefits	$5,698	$5,390
Accrued bonus and commissions	4,413	6,814
Other	6,755	6,261
Accrued and other current liabilities	$16,866	$18,465

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
Note 7. Intangible Assets
The Company’s acquired intangible asset subject to amortization as of the periods presented was as follows (in thousands):

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(710)	$1,990
Effect of foreign currency translation	(501)	34	(467)
Total	$2,199	$(676)	$1,523

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(434)	$2,266
Effect of foreign currency translation	(276)	(11)	(287)
Total	$2,424	$(445)	$1,979

The intangible asset is amortized on a straight-line basis over its useful life of 4 years. As of June 30, 2023, the intangible asset had a remaining amortization period of 2.8 years.
The amortization expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively, and was $0.1 million for the three and six months ended June 30, 2022. The amortization expense was included in research and development in the condensed consolidated statements of operations as the acquired technology is used to enhance our existing product capabilities.
The estimated future amortization expense for the intangible asset is as follows (in thousands):

Remaining 2023	$277
2024	551
2025	549
2026	146
Total	$1,523

Note 8. Credit Facility
In September 2021, the Company amended its revolving line of credit with a financial institution effective August 2021, which increased the Company's borrowing capacity to a maximum of $50.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows the Company to borrow up to $50.0 million if the Company maintains at least $100.0 million on deposit at the institution. If such deposit is less than $100.0 million, the Company may borrow up to the lesser of $50.0 million or an amount determined by the Company's trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate, as defined by the agreement. As of June 30, 2023, the Company had not drawn down on its line of credit and has a borrowing capacity of $50.0 million. The terms of the agreement permit voluntary prepayment without premium or penalty. The revolving credit facility matures in August 2024 and is secured by substantially all of the Company’s assets. The outstanding principal balance on the revolving line of credit, if any, is due at maturity. The Company is required to pay quarterly in arrears a commitment fee of 0.15% per annum on the undrawn portion available under the revolving line of credit. As of June 30, 2023, the Company had an outstanding standby letter of credit of $1.2 million as a guarantee for a leased space.
Interest on the revolving credit facility is payable monthly in arrears at a rate equal to the lender’s prime referenced rate as defined in the agreement. The prime referenced rate was 8.25% as of June 30, 2023 and 7.50% as of December 31, 2022.
The revolving credit facility is subject to certain restrictions and financial covenants, including the requirement of maintaining a minimum debt to EBITDA ratio when the Company’s current portion of the total borrowing exceeds $5.0 million and the Company fails to maintain $100.0 million in deposits. In addition, the revolving line of credit agreement restricts the Company from paying dividends without prior approval from the financing institution. In April 2023, the Company further amended its revolving line of credit to allow for certain transactions including payment of dividends and share repurchases from open market purchases or through an accelerated share repurchase program, subject to certain terms and conditions. The Company was not subject to the financial covenants as of June 30, 2023.
Note 9. Commitment and Contingencies
Purchase Obligations
The Company has non-cancelable purchase commitments of $4.5 million as of June 30, 2023, primarily related to software license fees and co-location facilities and services, of which $1.9 million is expected to be paid in the remainder of 2023, $1.8 million in 2024, $0.6 million in 2025, and $0.1 million in both 2026 and 2027.
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

The Company believes it is reasonably possible that a loss will result from the sales and use tax assessments in the range of zero to $0.4 million. The Company has not recorded an accrual as of June 30, 2023 and December 31, 2022.
Legal Proceedings
The Company, its Chief Executive Officer, its Chief Financial Officer, certain current and former members of its Board of Directors and the underwriters that participated in the Company’s IPO are named as defendants in a consolidated putative class action, captioned In re ON24, Inc. Securities Litigation, 4:21-cv-08578-YGR (filed in November 2021), that is currently pending in the United States District Court for the Northern District of California. The consolidated complaint purports to assert claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, the Company’s common stock issued in connection with the Company’s IPO. The complaint alleges that the Company’s registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. Plaintiff seeks, among other things, an award of damages and attorneys’ fees and costs. Defendants filed a motion to dismiss the complaint in May 2022, which the court granted with leave to amend on July 7, 2023. Plaintiff’s amended complaint is due August 11, 2023. The Company believes the allegations in the consolidated complaint are without merit. The Company is unable to reasonably estimate a possible loss or range of possible loss, if any, arising from this matter at this early stage. Accordingly, no accrued litigation expense has been recorded in the accompanying condensed consolidated financial statements.
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
Common Stock Reserved for Future Issuance
As of June 30, 2023, the Company had the following shares of common stock reserved for future issuance under its equity incentive plan and employee share purchase plan:

Stock options outstanding	7,534,542
Restricted stock outstanding	6,827,328
Remaining shares available for future grant under 2021 Equity Incentive Plan(1)	4,622,237
Remaining shares available for future issuance under ESPP(2)	1,895,121
Total shares of common stock reserved as of June 30, 2023	20,879,228

(1)Includes the automatic annual increase of 2,377,740 additional shares under the Company’s 2021 Equity Incentive Plan (“2021 Plan”) on January 1, 2023.
(2)Includes the automatic annual increase of 475,548 additional shares under the Company’s ESPP on January 1, 2023.
Repurchase of Common Stock
In March 2023, the Company’s board of directors authorized a new $125.0 million capital return program, $50.0 million of which is effected through a special dividend and $75.0 million of which is effected through the combination of an accelerated stock repurchase program and/or open market purchases. The Company may pay an additional special dividend if this $75.0 million threshold is not reached by March 2024. This capital return program replaced the prior share repurchase program originally announced in December 2021.

The following table presents certain information regarding shares repurchased during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Number of shares repurchased	2,821,451	566,314	4,100,578	1,531,209
Average price per share, including commissions	$8.33	$13.27	$8.34	$14.24
Total repurchase costs, including commissions (in millions)	$23.5	$7.5	$34.2	$21.8
As of June 30, 2023, the Company had $45.5 million available for future share buybacks under the repurchase program.
The Company repurchased an additional 1,219,520 shares of common stock at an average per share price of $8.61 (including commissions) from July 1, 2023 through August 2, 2023. As of August 2, 2023, the Company has $35.0 million remaining for future share buyback under the repurchase program. The Company expects its repurchase program to be completed in the first quarter of 2024.
Dividend

Pursuant to the capital return program, on May 8, 2023, the Company’s board of directors declared a one-time special cash dividend of $1.09 per share, which was paid on June 15, 2023 in an aggregate amount of $49.9 million, to all stockholders of record as of the close of business on May 22, 2023 (the “Special Dividend”).
Anti-Dilution Adjustment to the Outstanding Awards
Pursuant to the terms of the Company’s 2021 Plan, 2014 Stock Option Plan (“2014 Plan”) and 2000 Stock Option Plan (“2000 Plan,” and together with the 2021 Plan and 2014 Plan, the “Plans”), participants holding outstanding equity awards are entitled to receive an anti-dilution adjustment in the event of payment of a dividend. In conjunction with the declaration of the Special Dividend on May 8, 2023, the compensation committee of the Company’s board of directors approved an adjustment to outstanding equity awards (both vested and unvested) in the form of exercise price reductions and/or increases in the number of shares issuable upon vesting and settlement of each award. This anti-dilution adjustment was designed to equalize the fair value of the awards before and after the Special Dividend. Accordingly, no incremental compensation cost was recognized.
Grant Activities
Stock Options
A summary of stock option activity and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2022	7,756,680	$6.96
Granted	—	—
Anti-dilution adjustment(1)	389,037	1.92
Exercised	(398,222)	2.23		$2,438
Cancelled and forfeited	(212,953)	19.32
Balance as of June 30, 2023	7,534,542	$5.78	5.21	$35,110
Vested and exercisable	6,425,334	$4.62	4.86	$33,325

(1)Represents the incremental increase in the number of shares issuable upon vesting of options outstanding prior to the Special Dividend pursuant to the anti-dilution adjustment.

Restricted Stock Units
A summary of RSU activity and related information is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2022	5,134,934	$14.37
Granted	2,127,542	8.87
Anti-dilution adjustment(1)	950,208	12.43
Vested	(1,106,949)	14.56
Cancelled and forfeited	(909,182)	13.40
Unvested balance as of June 30, 2023	6,196,553	$12.30

(1)Represents the incremental increase in the number of shares issuable upon vesting of RSUs outstanding prior to the Special Dividend pursuant to the anti-dilution adjustment.
The total fair value of RSUs vested in the three and six months ended June 30, 2023 was $8.3 million and $16.1 million, respectively. The total fair value of RSUs vested in the three and six months ended June 30, 2022 was $5.2 million and $10.7 million, respectively.
Restricted Stock Unit with Performance Conditions (PSUs)
In the fourth quarter of 2022, the Company’s board of directors granted 341,404 market performance-based restricted stock units to an executive officer with a grant date fair value of $4.2 million. The PSUs vest following three annual performance periods beginning in 2023, each in an amount equal to one-third of the target number of PSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned PSUs capped at 125% for the first two performance periods. The maximum payout for the entire award is capped at 200% of the granted shares. These PSUs additionally are subject to continued service by the award holder through the end of each performance period. In May 2023, an additional 54,167 PSUs were issued in connection with the anti-dilution adjustment. As of June 30, 2023, none of these PSUs have vested.
In the second quarter of 2023, the Company’s board of directors granted 203,000 market performance-based restricted stock units to certain executive officers with a grant date fair value of $2.5 million. The PSUs vest following three annual performance periods beginning in 2023, each in an amount equal to one-third of the target number of PSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned PSUs capped at 125% for the first two performance periods. The maximum payout for the entire award is capped at 200% of the granted shares. These PSUs additionally are subject to continued service by the award holder through the end of each performance period. In May 2023, an additional 32,204 PSUs were issued in connection with the anti-dilution adjustment. As of June 30, 2023, none of these PSUs have vested.

Stock-Based Compensation
The stock-based compensation expense by line item in the condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue
Subscription and other platform	$709	$823	$1,494	$1,691
Professional services	144	166	296	340
Total cost of revenue	853	989	1,790	2,031
Sales and marketing	3,555	3,697	6,612	7,389
Research and development	2,363	1,925	4,384	3,906
General and administrative	4,834	3,087	8,940	5,879
Total stock-based compensation expense	$11,605	$9,698	$21,726	$19,205

The following table presents the unrecognized stock-based compensation expense and weighted-average recognition periods as of June 30, 2023 (in thousands, except years):

	Stock Option	Restricted Stock	ESPP
Unrecognized stock-based compensation expense	$17,519	$64,054	$146
Weighted-average amortization period	1.25 years	2.40 years	0.38 years
Note 11. Other (Income) Expense, Net
Other (income) expense, net consisted of the following for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$(1,539)	$(379)	$(2,497)	$(759)
Amortization (accretion) on marketable securities	(1,885)	77	(3,711)	330
Foreign currency losses	226	441	491	767
Other	5	(36)	(48)	(58)
Other (income) expense, net	$(3,193)	$103	$(5,765)	$280

Note 12. Income Taxes
The Company’s provision for income taxes were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Provision for income taxes	$230	$41	$426	$123
The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. The Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision quarterly. Provision for income taxes for the three and six months ended June 30, 2023 increased $0.2 million and $0.3 million, compared to the three and six months ended June 30, 2022. The change in provision for income taxes was primarily driven by the increased activity and tax rate in a foreign jurisdiction.
The Company regularly performs an assessment of the likelihood of realizing benefits of its deferred tax assets. As of June 30, 2023, the Company recorded a valuation allowance against its U.S. deferred tax assets based on available evidence. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable.

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
Note 13. Net Loss Per Share
The following tables set forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(12,847)	$(16,212)	$(30,437)	$(31,691)
Net loss per share of common stock, basic and diluted	$(0.28)	$(0.34)	$(0.65)	$(0.67)
Weighted-average common stock outstanding, basic and diluted	45,866,022	47,187,586	46,581,527	47,408,479

The following table sets forth the potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	7,534,542	8,352,183	7,534,542	8,352,183
Restricted stock units	6,196,553	3,992,506	6,196,553	3,992,506
Performance stock units	630,775	—	630,775	—
ESPP purchase rights	91,158	117,496	91,158	117,496
Total antidilutive securities	14,453,028	12,462,185	14,453,028	12,462,185
Note 14. Related Party Transactions
The Company incurred engineering and quality assurance costs from a third-party vendor in the three and six months ended June 30, 2023 and 2022. The chief executive officer of the third-party vendor is considered an immediate family member of the Company’s chief technology officer. The Company recorded $0.7 million in the three months ended June 30, 2023 and 2022 and $1.4 million in the six months ended June 30, 2023 and 2022 in research and development expense relating to this third-party vendor on the condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, the Company recorded $0.5 million and $0.7 million, respectively, in accounts payable and accrued liabilities on the condensed consolidated balance sheets for the amount owed to this third-party vendor.
Note 15. Restructuring
In the third quarter of 2022, the Company initiated a strategic cost reduction plan to reduce its global headcount through voluntary and involuntary headcount reductions. This plan was substantially completed in the first quarter of 2023. In February 2023, in an effort to further streamline its organization, the Company initiated a restructuring plan to reduce its cost structure through global headcount reductions and other charges.

The following table summarizes the restructuring costs under both plans in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30, 2023			Six months ended June 30, 2023
	Severance and related Charges(1)	Lease Impairment Charge(2)	Total	Severance and related Charges(1)	Lease Impairment Charge(2)	Total
Cost of revenue
Subscription and other platform	$720	$89	$809	$1,505	$89	$1,594
Professional services	50	101	151	104	101	205
Total cost of revenue	770	190	960	1,609	190	1,799
Sales and marketing	597	208	805	1,808	208	2,016
Research and development	340	472	812	1,113	472	1,585
General and administrative	52	339	391	282	339	621
Total restructuring costs	$1,759	$1,209	$2,968	$4,812	$1,209	$6,021

(1)Severance and related charges primarily include severance and one-time termination benefits.
(2)Lease impairment charge represents the underutilized real estate charge on the Company’s headquarters lease.
The Company paid restructuring costs of $1.7 million and $4.1 million during the three and six months ended June 30, 2023. As of June 30, 2023, the restructuring liability was $0.9 million and is included in accrued and other current liabilities on the condensed consolidated balance sheets.
The Company expects to incur additional restructuring costs of $0.7 million to $1.4 million in the third quarter of 2023 and may incur additional costs in future periods for restructuring activities.
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
We deliver our platform products as cloud-based subscriptions that are easy to use and purpose-built for sales and marketing professionals. As of June 30, 2023, we had 1,826 customers.
Our revenue for the second quarter and first half of 2023 was $42.1 million and $85.1 million, respectively, compared to $48.2 million and $96.7 million for the same periods of 2022, representing a period-over-period decrease of 13% and 12%. We had a net loss of $12.8 million and $30.4 million for the second quarter and first half of 2023, respectively, compared to $16.2 million and $31.7 million for same periods of 2022.
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
We may not experience in future periods the same level of accelerated growth we experienced in 2020, and to a lesser extent in 2021. For example, our revenue decreased 13% and 12% in the second quarter and first half of 2023 compared to the same periods in 2022. Our revenue growth rate also declined in 2022 compared to 2021. We may continue to face declines in our revenue in future periods as our customers and their users may increasingly opt for in-person marketing activities in a way that decreases usage of our platform. For additional details, see the section titled “Risk Factors.”

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
Innovation and Expansion of Our Platform
We plan to continually develop new products that enhance the functionality of our platform, improve our user experiences and drive customer engagement in order to further capitalize on new opportunities, which includes building artificial intelligence (AI) powered capabilities into our platform. We intend to sell these new solutions to both existing and new customers, to drive an increase in revenue as the breadth and depth of our solutions and use cases expands. We also intend to continue investing in our platform and related infrastructure over time to improve capacity, security and scalability. These development efforts will require significant investments, some of which may be episodic or otherwise cause our expenses to vary from period to period.
International Expansion
We believe the expansion of real-time, revenue-generating marketing intelligence in international markets is a significant opportunity. For the second quarter and first half of 2023, approximately 23% of our revenue came from outside the United States, compared to 25% of each respective period in 2022. We believe there is a compelling opportunity to continue to elevate expansion opportunities for our solutions internationally, both in countries where we currently operate and countries where we do not yet sell subscriptions to our solutions. Expanding our international operations will require considerable management attention and other resources and may present challenges associated with complying with local expectations, customs, laws and regulations, and geopolitical disputes (including the Ukraine-Russia war), which may impact our ability to sell subscriptions to our solutions and otherwise cause our results to vary from period to period.

Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections and make strategic decisions. Our methods for calculating these metrics may differ from similarly titled metrics at other companies, which may hinder comparability with other companies. The following table sets forth our number of customers, our annual recurring revenue (ARR) and our customers contributing at least $100,000 in ARR ($100k Customers) as of the dates indicated (dollars in thousands):

	June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2022	March 31, 2022
Customers	1,826	1,916	1,990	2,101	2,145
ARR	$144,792	$155,584	$159,570	$167,832	$167,657
ARR - Core Platform(1)	$140,619	$149,242	$152,554	$156,424	$155,535
$100k Customers	323	333	345	349	367

(1)ARR for Core Platform excludes Virtual Conference product.
Number of Customers
Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base over the years. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. We serve customers of all sizes, ranging from small businesses to global Fortune 100 organizations across a diverse set of industries, including technology, financial services, healthcare, industrial and manufacturing, professional services and B2B information services companies. We had a diverse customer base of 1,826 customers as of June 30, 2023. We have seen a decrease in our customer count in recent quarters, and our net customers decreased by 90 in the second quarter of 2023 compared to the first quarter of 2023, primarily due to fewer new customer acquisitions and higher customer churn. While we believe the change in our net customer numbers reflect the current budget pressures in marketing departments in some organizations, our platform is designed with a long-term view toward our customer relationships and to grow with customers as their needs expand.
Annual Recurring Revenue
We believe that ARR is a key metric to measure our business because it is driven by our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. ARR is calculated as the sum of the annualized value of our subscription contracts as of the measurement date, including existing customers with expired contracts that we expect to be renewed. Our ARR amounts exclude professional services, overages from subscription customers and Legacy revenue. As of June 30, 2023, December 31, 2022 and June 30, 2022, our ARR was $144.8 million, $159.6 million and $167.8 million, respectively, and our ARR for Core Platform, which excludes Virtual Conference product, was $140.6 million, $152.6 million and $156.4 million, respectively. The decrease in ARR in from December 31, 2022 was primarily due to rationalizing of contractual entitlements and customer churn, offset in part by new customer contracts and contract expansions within existing customers. Our ARR also reflects a decrease in demand for our Virtual Conference product, primarily due to the return of large-scale, in-person events.
Customers Contributing $100,000 or More to ARR
As of June 30, 2023, December 31, 2022 and June 30, 2022, we had 323, 345 and 349 $100k Customers, respectively, demonstrating our penetration of larger organizations. The decrease in ARR contribution from the $100k customers from December 31, 2022 and from March 31, 2023 was primarily driven by fewer new customer acquisitions in the period as well as lower value contract renewals as some customers adjusted to the macro-economic environment.

Results of Operations
We manage and operate as one reportable segment. The discussion below summarizes our results of operations for the periods presented, which we derived from the condensed consolidated financial statements included elsewhere in this Report.
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Revenue:
Subscription and other platform	$38,336	$43,064	$77,700	$86,541
Professional services	3,750	5,174	7,449	10,189
Total revenue	42,086	48,238	85,149	96,730
Cost of revenue:
Subscription and other platform(1)(4)	9,066	9,958	18,955	19,560
Professional services (1)(4)	3,134	3,343	6,451	6,685
Total cost of revenue	12,200	13,301	25,406	26,245
Gross profit	29,886	34,937	59,743	70,485
Operating expenses:
Sales and marketing(1)(4)	22,628	28,850	47,045	58,043
Research and development(1)(2)(4)	10,930	10,948	22,029	21,592
General and administrative(1)(3)(4)(5)	12,105	11,158	26,383	22,035
Total operating expenses	45,663	50,956	95,457	101,670
Loss from operations	(15,777)	(16,019)	(35,714)	(31,185)
Interest expense	33	49	62	103
Other (income) expense, net	(3,193)	103	(5,765)	280
Loss before provision for income taxes	(12,617)	(16,171)	(30,011)	(31,568)
Provision for income taxes	230	41	426	123
Net loss	$(12,847)	$(16,212)	$(30,437)	$(31,691)

(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue
Subscription and other platform	$709	$823	$1,494	$1,691
Professional services	144	166	296	340
Total cost of revenue	853	989	1,790	2,031
Sales and marketing	3,555	3,697	6,612	7,389
Research and development	2,363	1,925	4,384	3,906
General and administrative	4,834	3,087	8,940	5,879
Total stock-based compensation expense	$11,605	$9,698	$21,726	$19,205

(2)Research and development expense includes amortization of acquired intangible asset of $135 thousand and $277 thousand for the three and six months ended June 30, 2023, respectively, and $137 thousand for the three and six months ended June 30, 2022.
(3)General and administrative expense for the three and six months ended June 30, 2023 includes professional advisory expenses associated with activism defense and related costs of $210 thousand and $2,656 thousand, respectively.

(4)The results of operations for the three and six months ended June 30, 2023 include restructuring costs, which primarily represent severance and related expense due to restructuring activities and impairment charges on our headquarters lease, as follows. See Note 15 for additional information.

	Three Months Ended June 30, 2023			Six months ended June 30, 2023
	Severance and related Charges(1)	Lease Impairment Charge(2)	Total	Severance and related Charges(1)	Lease Impairment Charge(2)	Total
Cost of revenue
Subscription and other platform	$720	$89	$809	$1,505	$89	$1,594
Professional services	50	101	151	104	101	205
Total cost of revenue	770	190	960	1,609	190	1,799
Sales and marketing	597	208	805	1,808	208	2,016
Research and development	340	472	812	1,113	472	1,585
General and administrative	52	339	391	282	339	621
Total restructuring costs	$1,759	$1,209	$2,968	$4,812	$1,209	$6,021

Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$38,336	91%	$43,064	89%	$(4,728)	(11)%
Professional services	3,750	9%	5,174	11%	(1,424)	(28)%
Total revenue	$42,086	100%	$48,238	100%	$(6,152)	(13)%

	Six Months Ended June 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$77,700	91%	$86,541	89%	$(8,841)	(10)%
Professional services	7,449	9%	10,189	11%	(2,740)	(27)%
Total revenue	$85,149	100%	$96,730	100%	$(11,581)	(12)%

	Three Months Ended June 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Core Platform
Subscription and other platform	$37,000	88%	$40,027	83%	$(3,027)	(8)%
Professional services	3,460	8%	4,604	10%	(1,144)	(25)%
Total core platform revenue	40,460	96%	44,631	93%	(4,171)	(9)%
Virtual Conference
Subscription and other platform	1,336	3%	3,037	6%	(1,701)	(56)%
Professional service	290	1%	570	1%	(280)	(49)%
Total virtual conference revenue	1,626	4%	3,607	7%	(1,981)	(55)%
Total revenue	$42,086	100%	$48,238	100%	$(6,152)	(13)%

	Six Months Ended June 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Core Platform
Subscription and other platform	$74,811	88%	$80,097	83%	$(5,286)	(7)%
Professional services	6,855	8%	9,041	9%	(2,186)	(24)%
Total core platform revenue	81,666	96%	89,138	92%	(7,472)	(8)%
Virtual Conference
Subscription and other platform	2,889	3%	6,444	7%	(3,555)	(55)%
Professional service	594	1%	1,148	1%	(554)	(48)%
Total virtual conference revenue	3,483	4%	7,592	8%	(4,109)	(54)%
Total revenue	$85,149	100%	$96,730	100%	$(11,581)	(12)%

Total revenue decreased $6.2 million, or 13%, in the second quarter of 2023 and decreased $11.6 million, or 12%, in the first half of 2023, compared to the same periods of 2022. Revenue excluding virtual conference product decreased $4.2 million, or 9%, in the second quarter of 2023 and decreased $7.5 million, or 8%, in the first half of 2023, compared to the same periods of 2022. With the return of large-scale, in-person events, we are seeing less demand for our Virtual Conference product and we are deemphasizing this product.
Subscription and other platform revenue decreased $4.7 million and $8.8 million in the second quarter and first half of 2023, compared to the same periods of 2022. Subscription and other platform revenue excluding our Virtual Conference product decreased $3.0 million and $5.3 million, compared to the same periods of 2022, primarily due to fewer new customer contracts and fewer contract expansions from existing customers during the period as well as higher customer churn from existing customers.
Professional services revenue decreased $1.4 million in the second quarter and $2.7 million in the first half of 2023 compared to the same periods of 2022. Professional services revenue excluding Virtual Conference product decreased $1.1 million in the second quarter and $2.2 million in the first half of 2023, compared to the same periods of 2022, primarily due to more customers electing to be “self-service” and utilize less services in the current macro-economic environment. The decline in professional services revenue as a percentage of total revenue was primarily due to more of our customers electing to be “self-service” and not utilize our professional services offerings.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$9,066	22%	$9,958	21%	$(892)	(9)%
Professional services	3,134	7%	3,343	7%	(209)	(6)%
Total cost of revenue	$12,200	29%	$13,301	28%	(1,101)	(8)%
Gross profit	$29,886	71%	$34,937	72%	(5,051)	(14)%
Gross margin	71%		72%

	Six Months Ended June 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$18,955	22%	$19,560	20%	$(605)	(3)%
Professional services	6,451	8%	6,685	7%	(234)	(4)%
Total cost of revenue	$25,406	30%	$26,245	27%	(839)	(3)%
Gross profit	$59,743	70%	$70,485	73%	(10,742)	(15)%
Gross margin	70%		73%
Cost of Revenue
Cost of revenue decreased $1.1 million, or 8%, for the second quarter of 2023 and decreased $0.8 million, or 3%, for the first half of 2023, compared to the same periods of 2022, primarily reflecting the result of our active cost management and headcount reduction related to our restructuring activities that began in the second half of 2022. We anticipated the restructuring activities to continue in the second half of 2023.
Gross Margin
Gross margin for the second quarter of 2023 remained relatively flat compared to the same period of 2022. Gross margin for the first half of 2023 was 70% compared to 73% for the same period of 2022. The decrease was primarily attributable to the $1.8 million restructuring costs incurred in 2023 compared to none in the same period of 2022. In addition, while we made cost reductions across our business starting in the second half of 2022, we continued to invest in our cloud infrastructure capabilities.
We expect gross margin to decrease modestly in the remainder of 2023 compared to 2022 due to diseconomies of scale from the recent decline in revenue, offset by the cost reductions we have made. We also continue to increase our utilization of the public cloud for our newer product offerings while we actively manage costs given the current macro-economic environment.

Operating Expenses
Sales and Marketing

	Three Months Ended June 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$22,628	54%	$28,850	60%	$(6,222)	(22)%

	Six Months Ended June 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$47,045	55%	$58,043	60%	$(10,998)	(19)%
Sales and marketing expense decreased $6.2 million, or 22%, for the second quarter of 2023 and decreased $11.0 million, or 19%, in the first half of 2023, compared to the same periods of 2022. The decrease in each respective period was primarily attributable to a decrease in personnel-related expenses of $3.7 million and $6.8 million due to headcount reduction related to our restructuring activities that began in the second half of 2022. The remainder of the decrease was primarily driven by our active cost management given the current macro-economic environment. The decrease in sales and marketing expense as a percentage of total revenue was primarily driven by our cost control measures to reduce our cost structure.
We expect our sales and marketing expense to decrease in absolute dollars in the remainder of 2023 as we continue to support demand for our digital experiences while tightening our sales and marketing spend given the current macro-economic environment.
Research and Development

	Three Months Ended June 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Research and development	$10,930	26%	$10,948	23%	$(18)	—%

	Six Months Ended June 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Research and development	$22,029	26%	$21,592	22%	$437	2%
Research and development expense for the second quarter and first half of 2023 remained relatively flat compared to the same periods of 2022, primarily due to our active cost management and headcount reduction related to our restructuring activities that began in the second half of 2022, offset in part by the increased stock-based compensation expense of $0.4 million and $0.5 million in each respective period. We have been applying a disciplined approach to focus our investments on research and development areas that offer the greatest opportunities, including our investments in generative AI capabilities for our product offering, as we expand our platform and bring new products to the market.
We expect our research and development expense to decrease moderately in absolute dollars in the remainder of 2023 as we focus on further developing our platform and infrastructure while we actively manage costs given the current macro-economic environment.

General and Administrative

	Three Months Ended June 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$12,105	29%	$11,158	23%	$947	8%

	Six Months Ended June 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$26,383	31%	$22,035	23%	$4,348	20%
General and administrative expense increased $0.9 million, or 8%, in the second quarter of 2023 and $4.3 million, or 20%, in the first half of 2023, compared to the same periods of 2022. The increase in each respective period was primarily due to the increase in stock-based compensation expense of $1.8 million and $3.1 million, offset in part by the decrease in other overhead costs due to active cost management. The increase in the general and administrative expense for the first half of 2023 also reflects an increase in professional advisory expenses associated with activism defense of $2.7 million.
We expect our general and administrative expense to fluctuate in absolute dollars in the remainder of 2023 as we continue to actively manage costs given the current macro-economic environment.
Interest Expense

	Three Months Ended June 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$33	—%	$49	—%	$(16)	(33%)

	Six Months Ended June 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$62	—%	$103	—%	$(41)	(40%)
Interest expense for the second quarter and first half of 2023 remained relatively flat in absolute dollars compared to the same periods of 2022.
Other (Income) Expense, Net

	Three Months Ended June 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other (income) expense, net	$(3,193)	(8)%	$103	—%	$3,296	3200%

	Six Months Ended June 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other (income) expense, net	$(5,765)	(7)%	$280	—%	$6,045	2159%
The change in other (income) expense, net for the second quarter and first half of 2023 compared to the same periods of 2022 was primarily driven by the increase in investment income. See Note 11 for additional information.
Provision for Income Taxes

	Three Months Ended June 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Provision for income taxes	$230	1%	$41	—%	$189	461%

	Six Months Ended June 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Provision for income taxes	$426	1%	$123	—%	$303	246%
The change in provision for income taxes for the second quarter and first half of 2023 compared to the same periods of 2022 was primarily driven by the increased activity and tax rate in a foreign jurisdiction.
Liquidity and Capital Resources
As of June 30, 2023, we had cash, cash equivalents and marketable securities of $240.5 million. Our investments generally consist of money market mutual funds, certificates of deposit, U.S. Treasury securities, U.S. Agency securities and debt securities, all of which are available for use in our current operations. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We have historically funded our liquidity requirements through sales of convertible preferred stock, cash generated from our operations, borrowings and availability under our revolving credit facility, and most recently through our IPO in February 2021.
In the first quarter of 2023, our board of directors authorized a $125.0 million capital return program which replaced the prior share repurchase program. Pursuant to the capital return program, on May 8, 2023, our board of directors declared a one-time special cash dividend of $1.09 per share, which was paid on June 15, 2023 in an aggregate amount of $49.9 million, to the stockholders of record as of the close of business on May 22, 2023 (the “Special Dividend”). We expect the remaining $75.0 million of capital return being effected through a combination of an accelerated share repurchase (“ASR”) program and/or open market purchases with the possibility of an additional special dividend if this $75.0 million threshold is not reached by March 2024. We expect to complete this program in the next nine months. In the second quarter and first half of 2023, we spent a total of $23.5 million and $34.2 million, respectively, on share repurchases (including commissions). In the third quarter of 2023 through August 2, 2023, we spent $10.5 million on share repurchases (including commissions).
In the third quarter of 2022, we initiated a strategic cost reduction plan that included voluntary and involuntary headcount reductions. As of June 30, 2023, this plan is substantially completed. In February 2023, in an effort to streamline its organization, the Company initiated a restructuring plan to reduce its cost structure through global headcount reductions and other charges. As of June 30, 2023, our full-time headcount decreased by approximately 28% from June 30, 2022 and approximately 20% from December 31, 2022. Additionally, we incurred aggregate restructuring costs of $3.0 million and $6.0 million in the second quarter and first half of 2023, respectively, primarily related to severance and one-time termination benefits and impairment charges on our headquarters lease. See Note 15 to the condensed consolidated financial statements for further information. We expect to incur additional restructuring costs of $0.7 million to $1.4 million in the third quarter of 2023 related to our ongoing cost reduction efforts and may incur additional costs in future periods for restructuring activities.
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(8,483)	$(9,438)
Net cash provided by (used in) investing activities	$89,234	$(53,691)
Net cash used in financing activities	$(82,821)	$(22,098)
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
Net cash used in operating activities is primarily impacted by our net loss adjusted for certain non-cash items such as stock-based compensation, depreciation and amortization, amortization of deferred contract acquisition costs, amortization (accretion) on marketable securities, as well as the effect of changes in operating assets and liabilities. Our cash flows from operating activities used net cash of $8.5 million for the six months ended 2023 compared to $9.4 million for the same period of 2022, resulting in a decrease of cash outflow of $0.9 million. The decrease was primarily attributable to the $1.3 million decrease in net loss and $0.8 million increase in non-cash expenses, partially reduced by the $1.2 million unfavorable changes in operating assets and liabilities between the periods. In addition, we made total restructuring related payments of $4.1 million in the first half of 2023. See Note 15 for additional information.
The total non-cash adjustments for the six months of 2023 was $32.6 million compared to $31.8 million for the same period of 2022, reflecting a $0.8 million favorable change of non-cash adjustment.
Working capital used cash of $10.8 million for the six months ended 2023 compared to $9.6 million for the same period of 2022, a decrease of cash outflow of $1.2 million. The unfavorable change in working capital in the comparative periods were impacted by, among other items, the timing of vendor payments and prepayments, timing of cash receipts from customers, and increased business activities.
Investing Activities
Net cash provided by investing activities for the six months ended 2023 was $89.2 million compared to used cash of $53.7 million for the same period of 2022. The favorable change was primarily driven by an increase in proceeds from maturities and sales of marketable securities of $223.7 million, partially offset by an increase in purchases of marketable securities of $84.2 million.
Our most significant capital expenditures have been investments in our equipment to support ongoing operations. We expect our capital investment to continue in the future.
Financing Activities
Net cash used in financing activities for the six months ended 2023 was $82.8 million compared to $22.1 million for the same period of 2022. The increase in cash outflow was primarily driven by the $49.9 million payment of the special one-time dividend in the second quarter of 2023 and $11.5 million increased spending on our share repurchases during the period.

Debt Obligations
Revolving Credit Facility
In September 2021, we amended our revolving credit facility with Comerica Bank with an effective date of August 31, 2021, which increases our borrowing capacity to a maximum of $50.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows us to borrow up to $50.0 million if we maintain at least $100.0 million on deposit with Comerica Bank. If such deposit is less than $100.0 million, we may borrow up to the lesser of $50.0 million or an amount determined by our trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate. The terms of the agreement permit voluntary prepayment without premium or penalty. The revolving credit facility matures in August 2024 and is secured by substantially all of our assets. We are required to pay a quarterly commitment fee of 0.15% per annum on the undrawn portion available under the revolving line of credit. In April 2023, we further amended our revolving line of credit to allow for certain transactions, including payment of dividends and share repurchases from open market purchases or through an accelerated share repurchase program, subject to certain terms and conditions.
Outstanding principal amounts on the revolving credit facility incur interest at a rate equal to Comerica Bank’s prime referenced rate, as defined in the loan agreement. The referenced prime rate was 8.25% as of June 30, 2023 and 7.50% as of December 31, 2022.
As of June 30, 2023, we had not drawn down on our line of credit under the revolving credit facility.
Commitments and Contractual Obligations
The following table summarizes our non-cancelable contractual obligations as of June 30, 2023 (in thousands):

	Payments Due By Period
	Total	Remainder of 2023	2024 to 2025	2026 to 2027	2028 and Thereafter
Operating lease obligations	$6,664	$1,424	$5,108	$132	$—
Finance lease obligations	729	649	80	—	—
Equipment loans	177	105	72	—	—
Other (1)	4,524	1,904	2,389	231	—
Total	$12,094	$4,082	$7,649	$363	$—

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

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (BPS), 100 BPS and 150 BPS as of June 30, 2023 (in thousands):

	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value as of June 30, 2023	50 BPS	100 BPS	150 BPS
Marketable securities	$216,889	$216,383	$215,878	$215,372	$214,866	$214,360	$213,855
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934,as amended (the “Exchange Act”) as of June 30, 2023. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We, our Chief Executive Officer, our Chief Financial Officer, certain current and former members of our board of directors, and the underwriters that participated in our initial public offering (IPO) are named as defendants in a consolidated putative class action, captioned In re ON24, Inc. Securities Litigation, 4:21-cv-08578-YGR (filed in November 2021), that is currently pending in the United States District Court for the Northern District of California. The consolidated complaint purports to assert claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, our common stock issued in connection with our IPO. The complaint alleges that our registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. The plaintiff seeks, among other things, an award of damages and attorneys’ fees and costs. Defendants filed a motion to dismiss the complaint in May 2022, which the court granted with leave to amend on July 7, 2023. Plaintiff’s amended complaint is due August 11, 2023. We believe that the allegations in the consolidated complaint are without merit.
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
•the impact of any cybersecurity-related attack, significant data breach or disruption of the information technology systems or networks on which we rely;
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
We have grown rapidly in prior periods, particularly in 2021 and 2020. For example, for full years 2021 and 2020, our revenue was $203.6 million and $156.9 million, respectively, representing annual growth of 30% and 76% in 2021 and 2020, respectively. Our revenue growth in these prior periods, particularly in 2020, was significantly impacted by increased demand for our platform and products following the onset of the COVID-19 pandemic and resulting precautionary measures. While some of our subscriptions have multi-year terms, most have terms of one year. Customers may not renew their subscriptions at the same rate, may decrease their usage of our solutions or may not purchase subscriptions for additional solutions, if they renew at all. For example, as subscription terms expired in 2021 and 2022 for customers who subscribed during the beginning of the pandemic, many customers did not renew their subscriptions or decreased their usage of our solutions, which we believe reflects the reduced impact of COVID-19 on demand as well as other factors. These dynamics continued into the second quarter of 2023. Our revenue in the three and six months ended June 30, 2023 decreased 13% and 12%, respectively, compared to the same periods of 2022. If our revenue does not increase in future periods, our business, financial condition and results of operations could be harmed. Furthermore, if we cannot attract new customers to our platform or our existing customers do not continue their subscriptions, our business, financial condition and results of operations would be harmed.
As a result of our limited operating history at our current scale, our ability to forecast our future results of operations is limited and subject to a number of uncertainties. You should not rely on our 2021 or 2020 revenue growth rates, or our level of revenue for the three and six months ended June 30, 2023 and 2022, or any other prior period, as an indication of our future performance. In future periods, our revenue may decline for a number of reasons, including any reduction in demand for our platform, increased competition, higher market penetration, a contraction of our overall market, our inability to accurately forecast demand for our platform and plan for capacity constraints or our failure, for any reason, to capitalize on growth opportunities. If our revenue does not grow, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.
Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly results of operations and financial condition may vary significantly in the future, and period-to-period comparisons may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and financial condition may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. For example, our revenue decreased in the first and second quarters of 2023 compared to the same periods in 2022 and we may face similar declines in future periods, as our customers and their users resume more in-person marketing activities. Further, because we generally invoice our customers at the beginning of the contractual terms of their subscriptions to our solutions, our financial condition reflects deferred revenue that we recognize ratably as revenue over the contractual term. As the impact of COVID-19 has lessened, we have observed fewer new subscriptions and renewals, and our cash and deferred revenue have decreased. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include:
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
We compete for customers with a number of different types of companies that offer a variety of products and services, including meeting tools, webinar software, virtual event software, video portal software, content management software, physical events, physical event software, marketing automation software, and digital marketing tools. Our competitors vary in size and in the breadth and scope of the products and services they offer. Many of our current and potential competitors have larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. Our solutions face competition from a number of web-based meeting, webinar, physical event and marketing software products offered by companies such as Zoom, LogMeIn, Intrado, Microsoft, Cisco, Cvent, Adobe, Kaltura and Hopin. Many of these products have significantly lower prices. Although many of these companies do not currently offer products with real-time engagement features that gather the types and extent of actionable data that we gather, many of these companies have significantly greater resources and may be able to introduce similar products in the future. Additionally, we operate in a market characterized by an increasing number of new and competitive entrants. Furthermore, this market has seen rapid expansion, which may attract additional entrants, any of which could be our current business partners. As we introduce new solutions and services, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future.
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
Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology for sales and marketing, which depends in part on the amount of spending allocated by our customers or potential customers on sales and marketing technology. This spending depends on worldwide economic and geopolitical conditions. The U.S. and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, inflation (including wage inflation), labor market constraints, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, pandemics such as COVID-19, and overall economic uncertainty. These economic conditions can arise suddenly, including the recent rise in inflation, and the full impact of such conditions often remains uncertain. In addition, geopolitical developments, such as potential trade wars, and actions or inactions of the U.S. or other major national governments, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. In response to general economic uncertainty and over-hiring during COVID-19, many U.S. companies, particularly in the technology sector, have laid off employees in mass job cuts in 2022 and 2023. Since the third quarter of 2022, we have initiated multiple strategic cost reductions, which included a reduction of our global full-time employee headcount by approximately 11% from June 30, 2022 to December 31, 2022, as well as three additional reductions in the first half of 2023 that reduced our headcount as of June 30, 2023 by approximately 20% from December 31, 2022 levels, which may impact our ability to operate our business. In the future we may have to consider additional or larger scale reductions in force if economic conditions worsen and harm our business, results of operations and financial condition.
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
We had a net loss of $12.8 million and $30.4 million in the three and six months ended June 30, 2023. respectively, and $16.2 million and $31.7 million in the three and six months ended June 30, 2022, respectively, and we may incur net losses in the future. We intend to continue to expend funds on our direct sales force and marketing efforts to attract new customers and increase usage of our platform and products by our existing customers, to develop and enhance our platform and for general corporate purposes. To the extent we are successful in increasing our customer base, we may also incur increased losses because most of the costs associated with acquiring customers (other than sales commissions) are incurred up front, while the related subscription revenue is generally recognized ratably over the applicable subscription term. In addition, we may incur increased losses because most of the costs associated with acquiring customers, including sales commissions, require us to make cash outlays at the time we acquire a customer, and, similarly, the timing of our recognition of subscription revenue and sales commissions may not correspond with our cash position. Our subscriptions typically have terms of one year that automatically renew for successive one-year terms unless terminated. We also have certain customers with subscription terms for up to three years. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses and any increase in our cost of sales, including as a result of a shift to a hybrid cloud. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of subscriptions to our platform, and the entry or the success of competitive products and services. As a result, we may not achieve or maintain profitability in future periods.
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

Issues with the use of AI/ML in our platform may result in reputational harm or liability, or could otherwise adversely affect our business.
We are building AI/ML-powered capabilities into our platform, leveraging the data collected by or on behalf of our customers through our platform to enable better prediction of which content will drive the most engagement for individual prospects and customer segments as well as to create enhanced content for our customers. We are growing these elements of our business, and we anticipate adding new features in the future. We envision a future in which AI/ML operating in our platform helps our customers drive more meaningful engagement and deliver targeted content to their customers. As with many innovations, AI/ML presents risks and challenges that could affect its availability and adoption, including current legal uncertainties around the use of AI and possible new laws and regulations, and therefore our business. We partially rely on third-party providers of AI/ML technology, and those third-party providers may be required to change, suspend, or restrict access to their services. AI/ML algorithms may be flawed. Datasets may be insufficient or contain biased information. Generated content may contain copyrighted or infringing materials. Any deficiencies and other failures of the AI/ML powered capabilities in our platform could reduce the demand for our marketplace, result in user dissatisfaction and adversely affect our business. Ineffective or inadequate AI/ML development or deployment practices by us or others could also result in incidents that impair the acceptance of AI/ML solutions. These deficiencies and other failures of AI/ML systems could require us to refund fees to customers or subject us to competitive harm, regulatory action, legal liability, including under new proposed legislation regulating AI in jurisdictions such as the US and EU, the application of existing data protection to AI and AI outputs, privacy, intellectual property, and other laws, and brand or reputational harm. Some AI/ML scenarios may present ethical issues. If AI/ML features that we enable or offer are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm.
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
Any cybersecurity event or any future vulnerability in our software, cyberattack, intrusion or disruption, could result in significant increases in costs, including costs for remediating the effects of such an event, lost revenue due to network downtime, a decrease in customer and user trust, increases in insurance premiums due to cybersecurity incidents, increased costs to address cybersecurity issues and attempts to prevent future incidents, and harm to our business and our reputation because of any such incident. In addition, such incidents and data breaches can give rise to penalties and fines under data protection and cybersecurity laws, rules and regulations, enforcement actions, contractual damages, class actions, customer audits and other liability.
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
The markets in which we compete are characterized by rapid technological change and frequent new product and service introductions. Our ability to attract new customers and retain and expand the usage of existing customers depends on our ability to continue to enhance and improve our platform, to introduce new features and solutions and to interoperate across an increasing range of devices, operating systems and third-party applications. Our customers may require features and capabilities that our current platform does not have. While we are committed to investing in research and development and are focused on improving the quality and range of our product offerings, we have recently reduced our level of investment in research and development which may impact the rate at which we are able to enhance and improve our platform or introduce new features and solutions. Furthermore, we made significant headcount reductions in 2022 and the first half of 2023 to reduce our cost structure. Reductions in our workforce could result in the loss of valuable skills and knowledge and have a negative impact on morale, which can impact our ability to innovate. Our enhancements to our platform and our new product experiences, features or capabilities may not be compelling to our existing or potential customers and may not gain market acceptance. If our research and development investments do not accurately anticipate customer demand, or if we fail to develop our platform in a manner that satisfies customer preferences in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our platform.
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
A substantial portion of our business is with large Enterprise customers. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. As of June 30, 2023, we had 323 $100k Customers, which are generally large organizations, representing 66% of our ARR. The timing of our sales with our Enterprise customers and related revenue recognition is difficult to predict because of the length and uncertainty of the sales cycle for these customers. We are often required to spend significant time and resources to educate and familiarize these potential customers with the value proposition of paying for our platform. The length of our sales cycle for these customers, from initial evaluation to payment for our platform, is often around three to six months or more and can vary substantially from customer to customer. As a result, it is difficult to predict whether and when a sale will be completed. An inability to increase our Enterprise customer base could harm our business.
We have significant operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.
We have significant operations outside of the United States. In the three and six months ended June 30, 2023, we generated 23% of our revenue from customers outside of the United States. In prior periods, we have focused on expanding our international operations and we may continue to do so in future periods. For example, in 2020, we established a subsidiary in Japan to support our operations in the Asia-Pacific region and in 2022 we established a subsidiary in Germany to support our operations in the EMEA. Future efforts to expand our current international operations, including entering new markets or countries, may not be effective. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems and commercial markets. Any future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to special risks, including risks associated with:
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
In addition, following Russia’s military invasion of Ukraine in February 2022, NATO deployed additional military forces to Eastern Europe, and the United States, European Union, and other nations announced various sanctions against Russia. The invasion of Ukraine has triggered unprecedented sanctions against Russia by the U.S., NATO, and other countries which has created global security concerns that have had a lasting impact on regional and global economies, any or all of which could adversely affect our business. In the second quarter and first half of 2023, we experienced a decrease of 12% and 14%, respectively, in total revenue from customers in the EMEA region as compared to the same period in 2022, which we believe was in part driven by the uncertain macroeconomic environment surrounding the Ukraine-Russia war. We are actively monitoring the conflict in Ukraine to assess its ongoing impact on our business, as well as on our customers and other parties with whom we do business.
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
We may not successfully plan for future growth.
The growth and expansion of our business experienced in 2020 and 2021 placed a continuous, significant strain on our management, operational and financial resources. Our information technology systems and our internal controls and procedures may not adequately keep pace with future growth. In addition, we face challenges of integrating, developing, motivating and retaining an employee base in various countries around the world. Managing future growth would also require significant expenditures and allocation of valuable management resources.
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
In addition, new U.S. and international privacy laws may impose new obligations on us and many of our customers. Both in the United States and globally, numerous jurisdictions have passed or are actively considering new or amended privacy laws. For example, the California Consumer Privacy Act, which took effect in January 2020 and was substantially amended by the California Privacy Rights Act effective January 1, 2023 (as amended, the “CCPA”), applies to us and to many our customers. Under the CCPA, we are both a “business,” as to the ON24 business data, and a “service provider,” as to the platform personal data. The CCPA introduced sweeping definitions and broad individual rights, and imposes substantial requirements and restrictions on the collection, use and disclosure of personal information. The CCPA also introduced a private right of action for certain data breaches, which gives rise to increased class action risk. Notably, since the CCPA was signed into law, it has been amended multiple times, has been subject to further implementing regulations, and may face further amendment, refinement or replacement.
As the CCPA continues to evolve, several U.S. states have recently adopted new privacy laws and various other U.S. states are also actively introducing and considering so-called “omnibus” privacy legislation. In 2023, omnibus privacy laws take effect in Colorado, Connecticut, Virginia and Utah, and several other states have passed omnibus privacy laws. Similarly, numerous foreign jurisdictions are actively considering legislation introducing new or amended laws and regulations addressing data privacy, cybersecurity, marketing, data protection, data localization and personal data. Further, privacy laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes and the tracking of individuals’ online activities, which could expose us to additional regulatory burdens, limit our marketing, advertising, business development and sales efforts, and impact features made available to our customers through our platform. In addition, Brexit has also created additional uncertainty with regard to UK privacy laws, as well as the treatment of data transfers to and from the United Kingdom, where we have operations and customers. The ongoing development of privacy laws gives rise to uncertainty regarding the impact of privacy laws on us and our customers, and we and our customers could be exposed to additional burdens.
In addition, decisions by courts and regulatory bodies relating to privacy laws can also have a significant impact on us and other businesses that operate across international jurisdictions. For example, in 2020 both the EU-U.S. and Swiss-EU privacy shield frameworks were invalidated as an “adequacy” mechanism for the transfer of personal data from the European Economic Area, or the EEA-Switzerland, to the United States in compliance with the GDPR and Swiss data protection laws, respectively. Following this, we took measures to implement alternative adequacy mechanisms by using the EU standard contractual clauses for transfers of personal data for processors established in third countries, and agreed to, additional safeguards with certain customers. In July 2023, the US and the EU agreed to the EU-US Data Privacy Framework, and the US and Switzerland agreed to the Swiss-US Data Privacy Framework, which frameworks will now replace the previous privacy shield frameworks. In the near future a UK extension to the EU-US Data Privacy Framework is expected. While we will participate in these new frameworks, certain customers may also require that we continue to agree to alternative adequacy mechanisms, such as the EU standard contractual clauses, and additional safeguards, such as additional security controls and other contractual measures, which will need to be assessed on a case-by-case basis. We expect continued guidance from applicable authorities, as well as legal challenges to the new frameworks.
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
New and proposed marketing, advertising and other privacy laws and guidelines have recently been enacted or proposed that could impose more restrictions and give individuals more rights regarding marketing, targeting, and analytics or “profiling” activities. Some of these regulations seek, among other things, to give consumers greater control over how their personal information is processed for these purposes, or impose prior, affirmative consent obligations on companies related to these activities. For example, in the EU, cookies and similar technologies used for personalization, advertising, and analytics may not be used without affirmative consent and the proposed ePrivacy Regulation may further restrict these activities and technologies and increase restrictions. Further, in the US, privacy litigation claims related to online tracking and cookies are on this rise. These litigation and enforcement developments could require us to change one or more aspects of the way we operate our business, limit our marketing, advertising, business development and sales efforts, impact certain features made available to customers through our platform or require us to introduce changes to our platform or solutions.

Although we monitor the regulatory environment and have invested in addressing these developments, including the GDPR, the EU ePrivacy Directive and the CCPA, the ongoing development of privacy laws means that we cannot predict with certainty the impact of these developments. These evolving privacy laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for non-compliance. In addition, cyber incidents and data breaches present potential risks and could have financial, operational and reputational impacts on the Company. In addition, many of our customers and potential customers in the healthcare, financial services and other industries are subject to substantial regulation regarding their collection, use and protection of data and may be the subject of further regulation in the future. These laws or other privacy law developments may change the way these customers do business and may require us to implement additional features or offer additional contractual terms to satisfy customer and regulatory requirements. As a result of these privacy law developments, certain features of our platform and products could pose risks or need to be modified for certain jurisdictions, but not for others. They also could cause the demand for and sales of our platform to decrease and adversely impact our financial results.
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
The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights and urge us to take licenses. Our applications, software, and our use of AI/ML technologies (both third-party and proprietary) could be found to infringe upon or otherwise violate a third party’s intellectual property rights. Companies in the software industry are often required to defend against litigation claims based on these allegations of infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents or have filed patent applications and may assert patent or other intellectual property rights within the industry. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. We may from time to time in the future become a party to litigation and disputes related to our intellectual property and our platform. The costs of supporting litigation and dispute resolution proceedings are considerable, and a favorable outcome may not be obtained. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. Even if we were to prevail in such a litigation or dispute, it could be costly and time consuming, and divert the attention of our management and key personnel from our business operations. Our technologies, including the use of AI/ML in our platform, may not be able to withstand any third-party claims or rights against their use. Claims of intellectual property infringement might require us to redesign our platform, delay releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our platform. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and operating results could be adversely impacted. Additionally, our customers may not purchase subscriptions to our platform if they are concerned that they may infringe third-party intellectual property rights. The occurrence of any of these events may have a material adverse effect on our business.
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
We primarily rely on a combination of patents, trade secrets, domain name protections, trademarks and copyrights, as well as confidentiality, license and subscription agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of June 30, 2023, we have 18 issued patents and 26 pending patent applications. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, the resulting patents may not effectively protect every significant feature of our solutions. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense.
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
As of June 30, 2023 and December 31, 2022, we had no outstanding indebtedness under the Revolving Credit Facility. In the first quarter of 2021, we repaid in full the $22.4 million outstanding principal balance on our Revolving Credit Facility. We may incur indebtedness in the future, which may require us to secure such obligations with substantially all of our assets; to comply with various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments and engage in transactions with our affiliates; and to meet certain financial covenants. Any substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could restrict our business operations or have other adverse consequences, including the following:
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
We sell to customers globally and have international operations primarily in the United Kingdom, Australia, Singapore and Japan. To the extent we expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three and six months ended June 30, 2023, 12% of our revenue and 11% and 12% of our expenses, respectively were denominated in currencies other than U.S. dollars. For the three and six months ended June 30, 2022, 13% of our revenue and 15% and 14% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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

Since the fourth quarter of 2021 to February 2023, we have repurchased $47.0 million of our outstanding common stock, and in March 2023 we expanded our previously announced $100.0 million capital return program by an incremental $25.0 million. Pursuant to the expanded $125.0 million capital return program, we declared the Special Dividend, which was paid on June 15, 2023 in an aggregate amount of $49.9 million, to all stockholders of record as of the close of business on May 22, 2023. We expect the remaining $75.0 million of capital return being effected through a combination of an accelerated share repurchase (“ASR”) program and/or open market purchases, to be completed within the next 9 months, with the possibility of an additional special dividend if this $75.0 million threshold is not reached by March 2024 (the “Contingent Dividend”). Accordingly, we expect to engage in share repurchases of our common stock from time to time. Our capital repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, or to do so in any particular manner. Further, our share repurchases could affect our share trading prices or increase their volatility, and any repurchases will reduce our cash reserves. We are under no legal obligation to repurchase any shares, and if we do not do so or if we commence repurchases and then suspend or terminate them, the trading prices of our stock may decrease and their volatility increase. Even if we complete our capital return program, we may not be successful in our goal of enhancing stockholder value.
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
Our amended and restated certificate of incorporation, or our Certificate of Incorporation, and our amended and restated bylaws, or our Bylaws, contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our board of directors. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest, or other transaction that stockholders may consider favorable, include the following:
•the division of our board of directors into three classes until the declassification is completed by 2026;
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
We have been, and may in the future be, subject to activities initiated by activist stockholders. In March 2023, we entered into the Cooperation Agreement with Indaba. Pursuant to the Cooperation Agreement, we agreed to: pursue the Board Expansion, Director Appointments and the Board Declassification. Partly in response to stockholder requests, since the fourth quarter of 2021 to February 2023, we have repurchased $47.0 million of our outstanding common stock, and in March 2023 we expanded our previously announced $100.0 million capital return program by an incremental $25.0 million. Under the expanded $125.0 million authorization, we have returned an aggregate of $49.9 million to investors since June 2023 pursuant to the Special Dividend, with the remaining $75.0 million of capital return being effected through the combination of an ASR program and/or open market purchases, with the possibility of the Contingent Dividend in 2024.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes the repurchases of our shares of common stock in the first quarter of 2023.

Period	Total number of shares purchased	Average price paid per shares(1)	Total number of shares purchased as part of publicly announced plans or program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)(2)
April 1, 2023 to April 30, 2023	954,730	$8.75	954,730	$60.6
May 1, 2023 to May 31, 2023	806,675	$7.95	806,675	$54.2
June 1, 2023 to June 30, 2023	1,060,046	$8.23	1,060,046	$45.5
Total	2,821,451	$8.33	2,821,451	$45.5

(1)Includes commission of $0.02 per share paid to broker.
(2)In March 2023, our board of directors authorized a new $125.0 million capital return program, $75.0 million of which is effected through the combination of an ASR program and/or open market purchases. This capital return program replaced the prior share repurchase program.

Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
On May 18, 2023, Dominique Trempont, a member of our board of directors, adopted a Rule 10b5-1 trading plan. Mr. Trempont’s plan provides for the sale of up to 51,000 shares of our common stock by July 16, 2024. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.
On June 12, 2023, Jayesh Sahasi, Executive Vice President, Product and Chief Technology Officer, adopted a Rule 10b5-1 trading plan. Mr. Sahasi’s plan provides for the sale of up to 120,000 shares of our common stock by March 31, 2024. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.
Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report

3.1	Amended and Restated Certificate of Incorporation.					X
3.2	Amended and Restated Bylaws.	8-K	001-39965	3.2	2/8/2021
10.1	Amended and Restated Non-Employee Director Compensation Policy.					X
10.2	Second Amendment to Sixth Amended and Restated Loan and Security Agreement, dated April 25, 2023 by and between the Registrant and Comerica Bank.	10-Q	001-39965	10.1	5/10/2023
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

ON24, Inc.

Date: August 9, 2023	By:	/s/ Sharat Sharan
Sharat Sharan
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Steven Vattuone
Steven Vattuone
Chief Financial Officer
(Principal Financial and Accounting Officer)