Form 10-Q
period 2023-09-30
ON24 INC.
filed 2023-11-08
CIK 1110611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2023, the registrant had 41,501,280 shares of common stock outstanding.

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
•our ability to expand our sales and marketing capabilities and achieve growth;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

ON24, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$10,804	$26,996
Marketable securities	202,935	301,125
Accounts receivable, net of allowances and reserves of $3,475 and $2,930 as of September 30, 2023 and December 31, 2022, respectively	25,885	43,757
Deferred contract acquisition costs, current	12,327	13,136
Prepaid expenses and other current assets	6,538	6,281
Total current assets	258,489	391,295
Property and equipment, net	5,851	7,212
Operating right-of-use assets	3,312	5,606
Intangible asset, net	1,394	1,979
Deferred contract acquisition costs, non-current	15,642	17,773
Other long-term assets	1,271	1,608
Total assets	$285,959	$425,473
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,696	$4,611
Accrued and other current liabilities	16,626	18,465
Deferred revenue	66,603	83,453
Finance lease liabilities, current	345	1,554
Operating lease liabilities, current	2,692	2,648
Total current liabilities	88,962	110,731
Operating lease liabilities, non-current	3,176	5,040
Other long-term liabilities	1,302	1,741
Total liabilities	93,440	117,512
Commitments and contingencies (See Note 9)
Stockholders’ equity
Common stock, $0.0001 par value per share; 500,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 42,595,628 and 47,554,801 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4	5
Additional paid-in capital	488,305	562,555
Accumulated deficit	(295,638)	(253,727)
Accumulated other comprehensive loss	(152)	(872)
Total stockholders’ equity	192,519	307,961
Total liabilities and stockholders’ equity	$285,959	$425,473

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Subscription and other platform	$36,430	$43,271	$114,130	$129,812
Professional services	2,792	4,304	10,241	14,493
Total revenue	39,222	47,575	124,371	144,305
Cost of revenue
Subscription and other platform	8,390	10,120	27,345	29,680
Professional services	2,457	3,182	8,908	9,867
Total cost of revenue	10,847	13,302	36,253	39,547
Gross profit	28,375	34,273	88,118	104,758
Operating expenses
Sales and marketing	21,510	26,553	68,555	84,596
Research and development	9,730	11,324	31,759	32,916
General and administrative	11,200	11,164	37,583	33,199
Total operating expenses	42,440	49,041	137,897	150,711
Loss from operations	(14,065)	(14,768)	(49,779)	(45,953)
Interest expense	18	42	80	145
Other income, net	(2,718)	(463)	(8,483)	(183)
Loss before provision for income taxes	(11,365)	(14,347)	(41,376)	(45,915)
Provision for income taxes	109	40	535	163
Net loss	(11,474)	(14,387)	(41,911)	(46,078)
Net loss per share:
Basic and diluted	$(0.26)	$(0.30)	$(0.92)	$(0.97)
Weighted-average shares used in computing net loss per share:
Basic and diluted	43,832,475	47,640,200	45,655,106	47,357,711

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(11,474)	$(14,387)	$(41,911)	$(46,078)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	(36)	18	(18)	(59)
Unrealized gain (loss) on available for sale debt securities, net of tax	154	235	738	(1,611)
Total other comprehensive income (loss)	118	253	720	(1,670)
Total comprehensive loss	$(11,356)	$(14,134)	$(41,191)	$(47,748)

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2023	45,013,743	$4	$501,416	$(284,164)	$(270)	$216,986
Repurchase of common stock	(3,416,682)	—	(25,026)	—	—	(25,026)
Excise taxes on repurchase of common stock	—	—	(179)	—	—	(179)
Issuance of common stock upon exercise of stock options	335,662	—	529	—	—	529
Issuance of common stock upon release of restricted stock units	662,905	—	—	—	—	—
Stock-based compensation expense	—	—	11,565	—	—	11,565
Other comprehensive income	—	—	—	—	118	118
Net loss	—	—	—	(11,474)	—	(11,474)
Balance as of September 30, 2023	42,595,628	$4	$488,305	$(295,638)	$(152)	$192,519

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2022	47,421,627	$5	$548,740	$(227,210)	$(2,158)	$319,377
Repurchase of common stock	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	315,501	—	738	—	—	738
Issuance of common stock upon release of restricted stock units	235,076	—	—	—	—	—
Stock-based compensation expense	—	—	9,903	—	—	9,903
Other comprehensive income	—	—	—	—	253	253
Net loss	—	—	—	(14,387)	—	(14,387)
Balance as of September 30, 2022	47,972,204	$5	$559,381	$(241,597)	$(1,905)	$315,884

ON24, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	47,554,801	$5	$562,555	$(253,727)	$(872)	$307,961
Cash dividend declared ($1.09 per share)	—	—	(49,872)	—	—	(49,872)
Repurchase of common stock	(7,517,260)	(1)	(59,238)	—	—	(59,239)
Excise taxes on repurchase of common stock	—	—	(394)	—	—	(394)
Issuance of common stock upon exercise of stock options	733,884	—	1,417	—	—	1,417
Issuance of common stock upon release of restricted stock units	1,741,765	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	82,438	—	546	—	—	546
Stock-based compensation expense	—	—	33,291	—	—	33,291
Other comprehensive income	—	—	—	—	720	720
Net loss	—	—	—	(41,911)	—	(41,911)
Balance as of September 30, 2023	42,595,628	$4	$488,305	$(295,638)	$(152)	$192,519

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	47,727,346	$5	$550,839	$(195,519)	$(235)	$355,090
Repurchase of common stock	(1,531,209)	—	(21,808)	—	—	(21,808)
Issuance of common stock upon exercise of stock options	978,629	—	2,165	—	—	2,165
Issuance of common stock upon release of restricted stock units	708,237	—	—	—	—	—
Issuance of common stock under ESPP	89,201	—	833	—	—	833
Payment for employee tax withholding upon net share settlement on equity awards	—	—	(1,756)	—	—	(1,756)
Stock-based compensation expense	—	—	29,108	—	—	29,108
Other comprehensive loss	—	—	—	—	(1,670)	(1,670)
Net loss	—	—	—	(46,078)	—	(46,078)
Balance as of September 30, 2022	47,972,204	$5	$559,381	$(241,597)	$(1,905)	$315,884

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(41,911)	$(46,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,041	3,953
Stock-based compensation expense	33,291	29,108
Amortization of deferred contract acquisition costs	11,621	11,850
Provision for allowance for doubtful accounts and billing reserve	2,360	1,203
Non-cash lease expense	1,339	1,475
Accretion of marketable securities	(5,853)	(117)
Lease impairment charge	1,461	—
Other	206	103
Changes in operating assets and liabilities:
Accounts receivable	15,512	13,741
Deferred contract acquisition costs	(8,681)	(10,040)
Prepaid expenses and other assets	(43)	(5)
Accounts payable	(2,128)	263
Accrued liabilities	(3,037)	(1,369)
Deferred revenue	(16,850)	(15,231)
Other liabilities	(2,671)	(1,749)
Net cash used in operating activities	(11,343)	(12,893)
Cash flows from investing activities:
Purchase of property and equipment	(1,076)	(2,400)
Acquisition, net of cash acquired	—	(2,495)
Purchase of marketable securities	(232,504)	(211,310)
Proceeds from maturities of marketable securities	319,466	121,965
Proceeds from sale of marketable securities	17,739	—
Net cash provided by (used in) investing activities	103,625	(94,240)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,341	2,467
Proceeds from issuance of common stock under ESPP	546	833
Payment of tax withholding obligations related to net share settlements on equity awards	—	(1,756)
Payment for repurchase of common stock	(59,239)	(21,808)
Payment of cash dividend	(49,872)	—
Repayment of equipment loans	(187)	(201)
Repayment of finance lease obligations	(1,315)	(1,399)
Net cash used in financing activities	(108,726)	(21,864)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	164	487
Net decrease in cash, cash equivalents and restricted cash	(16,280)	(128,510)
Cash, cash equivalents and restricted cash, beginning of period	27,169	165,043
Cash, cash equivalents and restricted cash, end of period	$10,889	$36,533
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$10,804	$36,367
Restricted cash included in other assets, non-current	$85	$166
Total cash, cash equivalent, and restricted cash	$10,889	$36,533
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$1,074	$353
Cash paid for interest	$46	$120

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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these policies during the nine months ended September 30, 2023
Recently Adopted Accounting Standards
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

Note 2. Revenue
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic region based on the shipping address of customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$30,238	$36,424	$96,181	$109,353
EMEA	6,721	7,596	20,605	23,678
Other	2,263	3,555	7,585	11,274
Total revenue	$39,222	$47,575	$124,371	$144,305

No individual foreign country contributed more than 10% of revenue for the three and nine months ended September 30, 2023 and 2022.
No single customer accounted for 10% or more of the total revenue during the three and nine months ended September 30, 2023 and 2022. Additionally, no single customer accounted for 10% or more of accounts receivable as of September 30, 2023 and December 31, 2022.
Contract Balances
Accounts receivable: The Company records accounts receivable when the Company has a contractual right to consideration. In some arrangements, a right to consideration for the Company’s performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled receivable. As of September 30, 2023 and December 31, 2022, unbilled receivables were included within accounts receivable, net of allowance for doubtful accounts and billing reserves on the condensed consolidated balance sheets and were not material.
Contract assets: The Company records a contract asset when the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. Contract assets are included in prepaid expenses and other current assets in the condensed consolidated balance sheets and were not material as of September 30, 2023 and December 31, 2022.
Contract liabilities: The Company defers its revenue when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized during the following 12-month period and the remaining portion is recorded as noncurrent, which is included in other long-term liabilities on the condensed consolidated balance sheet. The amount of revenue recognized in the three and nine months ended September 30, 2023 that was included in deferred revenue at the beginning of the period was $11.8 million and $71.0 million, respectively.
Remaining Performance Obligations
The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company may bill for the full term in advance or on an annual, quarterly or monthly basis, depending on the terms of the agreement. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $127.3 million, which consists of both billed consideration in the amount of $67.2 million and unbilled consideration in the amount of $60.1 million that the Company expects to recognize as revenue. As of September 30, 2023, the Company expects to recognize 77% of its remaining performance obligations as revenue over the subsequent 12 months and the remainder thereafter.
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
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years as the Company specifically anticipates renewals of customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. The Company determines the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of its platform and related significant features. Amortization of deferred contract acquisition costs was $3.8 million and $11.6 million for the three and nine months ended September 30, 2023, respectively, and $3.9 million and $11.9 million for the three and nine months ended September 30, 2022, respectively. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the condensed consolidated statements of operations.
The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. The Company had no impairment losses relating to deferred contract acquisition costs during the periods presented.
Note 3. Marketable Securities
Marketable securities consisted of the following as of the periods presented (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities
U.S. Treasury securities	$159,288	$—	$(238)	$159,050
U.S. Agency securities	29,352	—	(22)	29,330
Certificates of deposit	3,365	—	—	3,365
Corporate debt securities	1,687	—	(3)	1,684
Commercial paper	9,513	—	(7)	9,506
Total marketable securities	$203,205	$—	$(270)	$202,935

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities
U.S. Treasury securities	$219,895	$10	$(801)	$219,104
U.S. Agency securities	19,247	19	(2)	19,264
Certificates of deposit	26,624	4	(119)	26,509
Corporate debt securities	13,934	—	(86)	13,848
Commercial paper	22,433	10	(43)	22,400
Total marketable securities	$302,133	$43	$(1,051)	$301,125

The Company’s marketable securities have been classified as available for sale. All available for sale debt securities are available for use in current operations. Accordingly, they have been classified as current.

Marketable securities that have been in a continuous unrealized loss position consisted of the following as of the periods presented (in thousands):

	September 30, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$153,622	$(238)	$—	$—	$153,622	$(238)
U.S. Agency securities	29,330	(22)	—	—	29,330	(22)
Certificates of deposit	3,365	—	—	—	3,365	—
Corporate debt securities	1,684	(3)	—	—	1,684	(3)
Commercial paper	9,506	(7)	—	—	9,506	(7)
Total	$197,507	$(270)	$—	$—	$197,507	$(270)

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$116,161	$(151)	$77,173	$(650)	$193,334	$(801)
U.S. Agency securities	3,197	(2)	—	—	3,197	(2)
Certificates of deposit	22,402	(119)	—	—	22,402	(119)
Corporate debt securities	4,253	(13)	8,345	(73)	12,598	(86)
Commercial paper	12,853	(43)	—	—	12,853	(43)
Total	$158,866	$(328)	$85,518	$(723)	$244,384	$(1,051)

The Company periodically evaluates whether any security has experienced credit-related declines in fair value. The Company did not recognize any credit loss related to its available for sales debt securities during the three and nine months ended September 30, 2023 or 2022.
The amount of realized gains or losses from marketable securities that were reclassified out from accumulated other comprehensive loss to other income, net was based on specific identification and such amount was immaterial in the three and nine months ended September 30, 2023. The Company had no realized gains or losses from marketable securities that were reclassified out of accumulated other comprehensive loss in the three and nine months ended September 30, 2022.
The following summarizes the remaining contractual maturities of the Company’s marketable securities as of September 30, 2023 (in thousands):

Fair Value
One year or less	$187,079
Over one year through five years	15,856
Total marketable securities	$202,935

Note 4. Fair Value Measurement
The following tables summarize the Company’s financial instruments recorded at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalent
Cash equivalents - money market mutual funds	$8,842	$—	$—	$8,842
Marketable Securities
U.S. Treasury securities	—	159,050	—	159,050
U.S. Agency securities	—	29,330	—	29,330
Certificates of deposit	—	3,365	—	3,365
Corporate debt securities	—	1,684	—	1,684
Commercial paper	—	9,506	—	9,506
Total cash equivalents and marketable securities	$8,842	$202,935	$—	$211,777

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalent
Cash equivalents - money market mutual funds	$5,608	$—	$—	$5,608
Marketable Securities
U.S. Treasury securities	—	219,104	—	219,104
U.S. Agency securities	—	19,264	—	19,264
Certificates of deposit	—	26,509	—	26,509
Corporate debt securities	—	13,848	—	13,848
Commercial paper	—	22,400	—	22,400
Total cash equivalents and marketable securities	$5,608	$301,125	$—	$306,733

As of September 30, 2023 and December 31, 2022, the Company classified its cash equivalents within level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company classified its marketable securities within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded.
Note 5. Balance Sheets Components
Property and Equipment, Net
Property and equipment, net consisted of the following as of the periods presented (in thousands):

	September 30, 2023	December 31, 2022
Computer, equipment and software(1)	$33,255	$31,243
Furniture and fixtures	1,073	1,071
Leasehold improvements	3,793	3,606
Property and equipment, gross	38,121	35,920
Less: Accumulated depreciation and amortization(2)	(32,270)	(28,708)
Property and equipment, net	$5,851	$7,212

(1)Includes assets recorded under finance leases of $3.2 million and $5.3 million as of September 30, 2023 and December 31, 2022, respectively.
(2)Includes amount for assets recorded under finance leases of $3.0 million and $4.0 million as of September 30, 2023 and December 31, 2022, respectively.

Depreciation and amortization expense for property and equipment was $1.1 million and $3.6 million for the three and nine months ended September 30, 2023, respectively, and $1.3 million and $3.7 million for the three and nine months ended September 30, 2022, respectively.
The following table presents the property and equipment, net of depreciation and amortization, by geographic region as of the periods presented (in thousands):

	September 30, 2023	December 31, 2022
United States	$5,450	$6,449
EMEA	378	722
Other	23	41
Total property and equipment, net	$5,851	$7,212

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the periods presented (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation and benefits	$4,976	$5,390
Accrued bonus and commissions	4,934	6,814
Other	6,716	6,261
Accrued and other current liabilities	$16,626	$18,465

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
Note 7. Intangible Assets
The Company’s acquired intangible asset subject to amortization as of the periods presented was as follows (in thousands):

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(852)	$1,848
Effect of foreign currency translation	(486)	32	(454)
Total	$2,214	$(820)	$1,394

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(434)	$2,266
Effect of foreign currency translation	(276)	(11)	(287)
Total	$2,424	$(445)	$1,979

The intangible asset is amortized on a straight-line basis over its useful life of 4 years. As of September 30, 2023, the intangible asset had a remaining amortization period of 2.5 years.
The amortization expense was $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively, and was $0.2 million and $0.3 million for the three and nine months ended September 30, 2022. The amortization expense was included in research and development in the condensed consolidated statements of operations as the acquired technology is used to enhance our existing product capabilities.
The estimated future amortization expense for the intangible asset is as follows (in thousands):

Remaining 2023	$139
2024	555
2025	553
2026	147
Total	$1,394

Note 8. Credit Facility
In September 2021, the Company amended its revolving line of credit with a financial institution effective August 2021, which increased the Company's borrowing capacity to a maximum of $50.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows the Company to borrow up to $50.0 million if the Company maintains at least $100.0 million on deposit at the institution. If such deposit is less than $100.0 million, the Company may borrow up to the lesser of $50.0 million or an amount determined by the Company's trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate, as defined by the agreement. As of September 30, 2023, the Company had not drawn down on its line of credit and has a borrowing capacity of $50.0 million. The terms of the agreement permit voluntary prepayment without premium or penalty. The revolving credit facility matures in August 2024 and is secured by substantially all of the Company’s assets. The outstanding principal balance on the revolving line of credit, if any, is due at maturity. The Company is required to pay quarterly in arrears a commitment fee of 0.15% per annum on the undrawn portion available under the revolving line of credit. As of September 30, 2023, the Company had an outstanding standby letter of credit of $1.2 million as a guarantee for a leased space.
Interest on the revolving credit facility is payable monthly in arrears at a rate equal to the lender’s prime referenced rate as defined in the agreement. The prime referenced rate was 8.50% as of September 30, 2023 and 7.50% as of December 31, 2022.
The revolving credit facility is subject to certain restrictions and financial covenants, including the requirement of maintaining a minimum debt to EBITDA ratio when the Company’s current portion of the total borrowing exceeds $5.0 million and the Company fails to maintain $100.0 million in deposits. As of September 30, 2023, the Company was not subject to the financial covenant as the Company had not drawn down from its line of credit. In addition, the revolving line of credit agreement restricts the Company from paying dividends without prior approval from the financing institution. In April 2023, the Company further amended its revolving line of credit to allow for certain transactions including payment of dividends and share repurchases from open market purchases or through an accelerated share repurchase program, subject to certain terms and conditions.
Note 9. Commitment and Contingencies
Purchase Obligations
The Company has non-cancelable purchase commitments of $4.2 million as of September 30, 2023, primarily related to software license fees and co-location facilities and services, of which $1.0 million is expected to be paid in the remainder of 2023, $2.4 million in 2024, $0.6 million in 2025, and $0.1 million in both 2026 and 2027.
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

FASB ASC 450-20, Contingencies, sets forth the rules for accounting for uncertain tax positions for taxes not based on income. When a loss contingency exists, the likelihood of the incurrence of the liability can range from probable to remote. The Company believes it is reasonably possible that a loss will result from the sales and use tax assessments in the range of zero to $0.4 million. The Company has not recorded an accrual as of September 30, 2023 and December 31, 2022.
Legal Proceedings
The Company, its Chief Executive Officer, its Chief Financial Officer, certain current and former members of its Board of Directors and the underwriters that participated in the Company’s IPO are named as defendants in a consolidated putative class action, captioned In re ON24, Inc. Securities Litigation, 4:21-cv-08578-YGR (filed in November 2021), that is currently pending in the United States District Court for the Northern District of California. The consolidated complaint purports to assert claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, the Company’s common stock issued in connection with the Company’s IPO. The complaint alleges that the Company’s registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. Plaintiff seeks, among other things, an award of damages and attorneys’ fees and costs. Defendants filed a motion to dismiss the complaint in May 2022, which the court granted with leave to amend on July 7, 2023.Plaintiff filed its amended complaint on September 1, 2023,and Defendants filed a motion to dismiss the amended complaint on October 16, 2023. The Company believes the allegations in the amended complaint are without merit. The Company is unable to reasonably estimate a possible loss or range of possible loss, if any, arising from this matter at this early stage. Accordingly, no accrued litigation expense has been recorded in the accompanying condensed consolidated financial statements.
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
Common Stock Reserved for Future Issuance
As of September 30, 2023, the Company had the following shares of common stock reserved for future issuance under its equity incentive plan and employee share purchase plan:

Stock options outstanding	7,157,218
Restricted stock outstanding	6,763,380
Remaining shares available for future grant under 2021 Equity Incentive Plan(1)	4,107,198
Remaining shares available for future issuance under ESPP(2)	1,895,121
Total shares of common stock reserved as of September 30, 2023	19,922,917

(1)Includes the automatic annual increase of 2,377,740 additional shares under the Company’s 2021 Equity Incentive Plan (“2021 Plan”) on January 1, 2023.
(2)Includes the automatic annual increase of 475,548 additional shares under the Company’s ESPP on January 1, 2023.
Repurchase of Common Stock
In March 2023, the Company’s board of directors authorized a new $125.0 million capital return program, $50.0 million of which is effected through a special dividend and $75.0 million of which is effected through the combination of an accelerated stock repurchase program and/or open market purchases. The Company may pay an additional special dividend if this $75.0 million threshold is not reached by March 2024. This capital return program replaced the prior share repurchase program originally announced in December 2021, which ended in March 2023.

The following table presents certain information regarding shares repurchased during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Number of shares repurchased	3,416,682	—	7,517,260	1,531,209
Average price per share, including commissions	$7.32	$—	$7.88	$14.24
Total repurchase costs, including commissions (in millions)	$25.0	$—	$59.2	$21.8
As of September 30, 2023, the Company had $20.5 million available for future share buybacks under the repurchase program.
The Company repurchased an additional 1,234,909 shares of common stock at an average per share price of $6.33 (including commissions) in October 2023. As of October 31, 2023, the Company has $12.7 million remaining for future share buyback under the repurchase program. The Company expects its repurchase program to be completed in the first quarter of 2024.
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
Grant Activities
Stock Options
A summary of stock option activity and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2022	7,756,680	$6.96
Granted	—	—
Anti-dilution adjustment(1)	389,037	1.92
Exercised	(733,884)	1.93		$4,415
Cancelled and forfeited	(254,615)	19.14
Balance as of September 30, 2023	7,157,218	$5.91	5.09	$23,721
Vested and exercisable	6,289,769	$4.89	4.82	$22,948

(1)Represents the incremental increase in the number of shares issuable upon vesting of options outstanding prior to the Special Dividend pursuant to the anti-dilution adjustment.

Restricted Stock Units
A summary of RSU activity and related information is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2022	5,134,934	$14.37
Granted	2,771,342	8.42
Anti-dilution adjustment(1)	950,208	12.43
Vested	(1,727,598)	14.61
Cancelled and forfeited	(996,281)	13.47
Unvested balance as of September 30, 2023	6,132,605	$11.46

(1)Represents the incremental increase in the number of shares issuable upon vesting of RSUs outstanding prior to the Special Dividend pursuant to the anti-dilution adjustment.
The total fair value of RSUs vested in the three and nine months ended September 30, 2023 was $9.1 million and $25.2 million, respectively. The total fair value of RSUs vested in the three and nine months ended September 30, 2022 was $4.9 million and $15.7 million, respectively.
Restricted Stock Unit with Performance Conditions (PSUs)
In the fourth quarter of 2022, the Company’s board of directors granted 341,404 market performance-based restricted stock units to an executive officer with a grant date fair value of $4.2 million. The PSUs vest following three annual performance periods beginning in 2023, each in an amount equal to one-third of the target number of PSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned PSUs capped at 125% for the first two performance periods. The maximum payout for the entire award is capped at 200% of the granted shares. These PSUs additionally are subject to continued service by the award holder through the end of each performance period. In May 2023, an additional 54,167 PSUs were issued in connection with the anti-dilution adjustment. As of September 30, 2023, none of these PSUs have vested.
In the second quarter of 2023, the Company’s board of directors granted 203,000 market performance-based restricted stock units to certain executive officers with a grant date fair value of $2.5 million. The PSUs vest following three annual performance periods beginning in 2023, each in an amount equal to one-third of the target number of PSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned PSUs capped at 125% for the first two performance periods. The maximum payout for the entire award is capped at 200% of the granted shares. These PSUs additionally are subject to continued service by the award holder through the end of each performance period. In May 2023, an additional 32,204 PSUs were issued in connection with the anti-dilution adjustment. As of September 30, 2023, none of these PSUs have vested.

Stock-Based Compensation
The stock-based compensation expense by line item in the condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue
Subscription and other platform	$638	$849	$2,132	$2,540
Professional services	123	165	419	505
Total cost of revenue	761	1,014	2,551	3,045
Sales and marketing	3,693	3,597	10,305	10,986
Research and development	2,332	2,019	6,716	5,925
General and administrative	4,779	3,273	13,719	9,152
Total stock-based compensation expense	$11,565	$9,903	$33,291	$29,108

The following table presents the unrecognized stock-based compensation expense and weighted-average recognition periods as of September 30, 2023 (in thousands, except years):

	Stock Option	Restricted Stock	ESPP
Unrecognized stock-based compensation expense	$14,427	$58,991	$46
Weighted-average amortization period	1.47 years	2.24 years	0.13 years
Note 11. Other Income, Net
Other income, net consisted of the following for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$(694)	$(477)	$(3,191)	$(1,236)
Accretion on marketable securities	(2,142)	(447)	(5,853)	(117)
Foreign currency losses	119	555	610	1,322
Other	(1)	(94)	(49)	(152)
Other income, net	$(2,718)	$(463)	$(8,483)	$(183)

Note 12. Income Taxes
The Company’s provision for income taxes were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Provision for income taxes	$109	$40	$535	$163
The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. The Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision quarterly. Provision for income taxes for the three and nine months ended September 30, 2023 increased $0.1 million and $0.4 million, compared to the three and nine months ended September 30, 2022. These changes in provision for income taxes were primarily driven by the increased activity and higher tax rates in a foreign jurisdiction.
The Company regularly performs an assessment of the likelihood of realizing benefits of its deferred tax assets. As of September 30, 2023, the Company recorded a valuation allowance against its U.S. deferred tax assets based on available evidence. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable.

Utilization of net operating loss carryforwards, tax credits and other attributes may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.
Note 13. Net Loss Per Share
The following tables set forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(11,474)	$(14,387)	$(41,911)	$(46,078)
Net loss per share of common stock, basic and diluted	$(0.26)	$(0.30)	$(0.92)	$(0.97)
Weighted-average common stock outstanding, basic and diluted	43,832,475	47,640,200	45,655,106	47,357,711

The following table sets forth the potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	7,157,218	7,957,539	7,157,218	7,957,539
Restricted stock units	6,132,605	4,270,636	6,132,605	4,270,636
Performance stock units	630,775	—	630,775	—
ESPP purchase rights	110,887	126,708	110,887	126,708
Total antidilutive securities	14,031,485	12,354,883	14,031,485	12,354,883
Note 14. Related Party Transactions
The Company incurred engineering and quality assurance costs from a third-party vendor in the three and nine months ended September 30, 2023 and 2022. The chief executive officer of the third-party vendor is considered an immediate family member of the Company’s chief technology officer. The Company recorded $0.7 million and $2.1 million in the three and nine months ended September 30, 2023, respectively, and $0.8 million and $2.2 million in the three and nine months ended September 30, 2022, respectively, in research and development expense relating to this third-party vendor on the condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, the Company recorded $0.2 million and $0.7 million, respectively, in accounts payable and accrued liabilities on the condensed consolidated balance sheets for the amount owed to this third-party vendor.

Note 15. Restructuring
In the third quarter of 2022, the Company initiated a strategic cost reduction plan to reduce its cost structure and lower its net loss, including voluntary and involuntary global headcount reductions as well as reductions in spending with various vendors. This plan was substantially completed in the first quarter of 2023, and the Company has pursued additional reductions in its workforce in the first nine months of 2023 to further reduce its cost structure.
The following table summarizes the restructuring costs and lease impairment charges under both plans in our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Severance and Related Charges(1)	Lease Impairment Charge(2)	Total	Severance and Related Charges(1)	Lease Impairment Charge(2)	Total
Cost of revenue
Subscription and other platform	$629	$19	$648	$2,134	$108	$2,242
Professional services	39	18	57	143	119	262
Total cost of revenue	668	37	705	2,277	227	2,504
Sales and marketing	150	48	198	1,958	256	2,214
Research and development	174	97	271	1,287	569	1,856
General and administrative	21	70	91	303	409	712
Total restructuring costs	$1,013	$252	$1,265	$5,825	$1,461	$7,286

(1)Severance and related charges primarily include severance and one-time termination benefits.
(2)Lease impairment charge represents the underutilized real estate charge on the Company’s headquarters lease.

The following table summarizes the restructuring costs in our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 (in thousands):

Three and Nine Months Ended September 30, 2022
Severance and Related Charges(1)
Cost of revenue
Subscription and other platform	$363
Professional services	27
Total cost of revenue	390
Sales and marketing	582
Research and development	61
General and administrative	37
Total restructuring costs	$1,070

(1)Severance and related charges primarily include severance and one-time termination benefits.
The Company paid restructuring costs of $1.3 million and $5.4 million during the three and nine months ended September 30, 2023, respectively, and $0.5 million during the three and nine months ended September 30, 2022. As of September 30, 2023 and December 31, 2022, the restructuring liability was $0.6 million and $0.2 million, respectively, and is included in accrued and other current liabilities on the condensed consolidated balance sheets.
The Company expects to incur additional restructuring costs of $0.4 million to $0.8 million in the fourth quarter of 2023 and may incur additional costs in future periods for restructuring activities.

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
We sell subscriptions to our platform’s experience products that are backed by analytics and our ecosystem of third-party integrations. Before 2013, we offered services and licensed software for managing webinars and virtual events primarily on a per event basis. In 2013, we transitioned to be a software-as-a-service company with the release of ON24 Elite as our self-service cloud-based subscription product. ON24 Virtual Conference, which we are now de-emphasizing, was also launched as a managed-service cloud-based subscription product. Substantially all of our customers subscribe to ON24 Elite, which is our Core Platform’s flagship product, and enables customers to seamlessly broadcast video-based content and drive real-time interactivity in a single immersive experience. We have since added five other experience products to our Core Platform.
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
We deliver our platform products as cloud-based subscriptions that are easy to use and purpose-built for sales and marketing professionals. As of September 30, 2023, we had 1,804 customers.

Our revenue for the third quarter and first nine months of 2023 was $39.2 million and $124.4 million, respectively, compared to $47.6 million and $144.3 million for the same periods of 2022, representing a period-over-period decrease of 18% and 14%. We had a net loss of $11.5 million and $41.9 million for the third quarter and nine months of 2023, respectively, compared to $14.4 million and $46.1 million for same periods of 2022.
COVID-19 Update
During the COVID-19 pandemic, optimizing digital sales and marketing investments to drive revenue conversion became increasingly important to businesses. This resulted in increased subscriptions and usage of our platform, especially during 2020 and early 2021. We may not experience such growth in future periods. For example, our revenue decreased 18% and 14% in the third quarter and first nine months of 2023 compared to the same periods in 2022. We may continue to face declines in our revenue if our customers and their users increasingly opt for in-person marketing activities in a way that decreases usage of our platform. See the section titled “Risk Factors.”
Key Factors Affecting Our Performance
Cost Management
We initiated a number of cost control measures in the latter part of 2022 to reduce our cost structure and lower our net loss, including voluntary and involuntary global headcount reductions as well as reductions in spending with various vendors. We have pursued additional reductions in our workforce in 2023 to further reduce our cost structure.
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
Innovation and Expansion of Our Platform
We plan to continually develop new products that enhance the functionality of our platform, improve our user experiences and drive customer engagement in order to further capitalize on new opportunities, which includes building artificial intelligence (AI) powered capabilities into our product offerings to drive the next generation of our platform. For example, our new AI-powered analytics and content engine is currently in the beta phase and we plan to make it available across our platform once it is ready to go live. We intend to sell these new solutions to both existing and new customers, with the goal of driving an increase in revenue as the breadth and depth of our solutions and use cases expands. We also intend to continue investing in our platform and related infrastructure over time to improve capacity, security and scalability. These development efforts will require significant investments, some of which may be episodic or otherwise cause our expenses to vary from period to period.

International Expansion
We believe the expansion of real-time, revenue-generating marketing intelligence in international markets is a significant opportunity. For the third quarter and first nine months of 2023, approximately 23% of our revenue came from outside the United States, compared to 23% and 24% of each respective period in 2022. We believe there is a compelling opportunity to continue to elevate expansion opportunities for our solutions internationally, both in countries where we currently operate and countries where we do not yet sell subscriptions to our solutions. Expanding our international operations will require considerable management attention and other resources and may present challenges associated with complying with local expectations, customs, laws and regulations, and geopolitical disputes (including the Ukraine-Russia war and Gaza-Israel conflict), which may impact our ability to sell subscriptions to our solutions and otherwise cause our results to vary from period to period.
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

	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022
Customers	1,804	1,826	1,916	1,990	2,053	2,101	2,145
ARR	$140,245	$144,792	$155,584	$159,570	$165,598	$167,832	$167,657
ARR - Core Platform(1)	$136,505	$140,619	$149,242	$152,554	$155,948	$156,424	$155,535
$100k Customers	317	323	333	345	351	349	367

(1)ARR for Core Platform excludes Virtual Conference product.
Number of Customers
Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base over the years. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. We serve customers of all sizes, ranging from small businesses to global Fortune 100 organizations across a diverse set of industries, including technology, financial services, healthcare, industrial and manufacturing, professional services and B2B information services companies. We had a diverse customer base of 1,804 customers as of September 30, 2023. We have seen a decrease in our customer count in recent quarters, and our net customers decreased by 22 in the third quarter of 2023 compared to the second quarter of 2023, primarily due to customer churn partially offset by fewer new customers acquired during the quarter. While we believe the change in our net customer numbers reflect the current budget pressures in marketing departments in some organizations, our platform is designed with a long-term view toward our customer relationships and to grow with customers as their needs expand.
Annual Recurring Revenue
We believe that ARR is a key metric to measure our business because it is driven by our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. ARR is calculated as the sum of the annualized value of our subscription contracts as of the measurement date, including existing customers with expired contracts that we expect to be renewed. Our ARR amounts exclude professional services, overages from subscription customers and Legacy revenue. As of September 30, 2023, December 31, 2022 and September 30, 2022, our ARR was $140.2 million, $159.6 million and $165.6 million, respectively, and our ARR for Core Platform, which excludes Virtual Conference product, was $136.5 million, $152.6 million and $155.9 million, respectively. The decrease in ARR from December 31, 2022 was primarily due to rationalizing of contractual entitlements, customer churn and decreased demand for our Virtual Conference product, offset in part by new customer contracts and contract expansions within existing customers.
Customers Contributing $100,000 or More to ARR
As of September 30, 2023, December 31, 2022 and September 30, 2022, we had 317, 345 and 351 $100k Customers, respectively, demonstrating our penetration of larger organizations. The decrease in ARR contribution from the $100k customers from December 31, 2022 was primarily driven by lower value contract renewals as some customers adjusted to the macro-economic environment as well as.fewer new customer acquisitions in the period. The decrease in ARR contribution from the $100k customers from June 30, 2023 was primarily due to some customers reducing their spend under the $100K threshold in light of budget pressure in their organizations.
Results of Operations
We manage and operate as one reportable segment. The discussion below summarizes our results of operations for the periods presented, which we derived from the condensed consolidated financial statements included elsewhere in this Report.
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Revenue:
Subscription and other platform	$36,430	$43,271	$114,130	$129,812
Professional services	2,792	4,304	10,241	14,493
Total revenue	39,222	47,575	124,371	144,305
Cost of revenue:
Subscription and other platform(1)(4)	8,390	10,120	27,345	29,680
Professional services (1)(4)	2,457	3,182	8,908	9,867
Total cost of revenue	10,847	13,302	36,253	39,547
Gross profit	28,375	34,273	88,118	104,758
Operating expenses:
Sales and marketing(1)(4)	21,510	26,553	68,555	84,596
Research and development(1)(2)(4)	9,730	11,324	31,759	32,916
General and administrative(1)(3)(4)	11,200	11,164	37,583	33,199
Total operating expenses	42,440	49,041	137,897	150,711
Loss from operations	(14,065)	(14,768)	(49,779)	(45,953)
Interest expense	18	42	80	145
Other income, net	(2,718)	(463)	(8,483)	(183)
Loss before provision for income taxes	(11,365)	(14,347)	(41,376)	(45,915)
Provision for income taxes	109	40	535	163
Net loss	$(11,474)	$(14,387)	$(41,911)	$(46,078)

(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue
Subscription and other platform	$638	$849	$2,132	$2,540
Professional services	123	165	419	505
Total cost of revenue	761	1,014	2,551	3,045
Sales and marketing	3,693	3,597	10,305	10,986
Research and development	2,332	2,019	6,716	5,925
General and administrative	4,779	3,273	13,719	9,152
Total stock-based compensation expense	$11,565	$9,903	$33,291	$29,108

(2)Research and development expense includes amortization of acquired intangible asset of $142 thousand and $419 thousand for the three and nine months ended September 30, 2023, respectively, and $148 thousand and $285 thousand for the three and nine months ended September 30, 2022.
(3)General and administrative expense for the three and nine months ended September 30, 2023 includes professional advisory expenses associated with activism defense and related costs of nil and $2,656 thousand, respectively.
(4)The results of operations for the three and nine months ended September 30, 2023 include restructuring costs, which primarily represent severance and related expense due to restructuring activities, and impairment charges on our headquarters lease, as follows. See Note 15 for additional information.

	Three Months Ended September 30, 2023			Nine months ended September 30, 2023
	Severance and Related Charges(1)	Lease Impairment Charge	Total	Severance and Related Charges	Lease Impairment Charge	Total

	(in thousands)
Cost of revenue
Subscription and other platform	$629	$19	$648	$2,134	$108	$2,242
Professional services	39	18	57	143	119	262
Total cost of revenue	668	37	705	2,277	227	2,504
Sales and marketing	150	48	198	1,958	256	2,214
Research and development	174	97	271	1,287	569	1,856
General and administrative	21	70	91	303	409	712
Total restructuring costs	$1,013	$252	$1,265	$5,825	$1,461	$7,286

The results of operations for the three and nine months ended September 30, 2022 includes restructuring costs, which primarily represent severance and related expenses due to restructuring activities (in thousands):

Three and Nine Months Ended September 30, 2022
Severance and Related Charges
Cost of revenue
Subscription and other platform	$363
Professional services	27
Total cost of revenue	390
Sales and marketing	582
Research and development	61
General and administrative	37
Total restructuring costs	$1,070

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$36,430	93%	$43,271	91%	$(6,841)	(16)%
Professional services	2,792	7%	4,304	9%	(1,512)	(35)%
Total revenue	$39,222	100%	$47,575	100%	$(8,353)	(18)%

	Nine Months Ended September 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$114,130	92%	$129,812	90%	$(15,682)	(12)%
Professional services	10,241	8%	14,493	10%	(4,252)	(29)%
Total revenue	$124,371	100%	$144,305	100%	$(19,934)	(14)%

	Three Months Ended September 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Core Platform
Subscription and other platform	$35,505	91%	$40,723	86%	$(5,218)	(13)%
Professional services	2,644	6%	3,765	8%	(1,121)	(30)%
Total core platform revenue	38,149	97%	44,488	94%	(6,339)	(14)%
Virtual Conference
Subscription and other platform	925	2%	2,548	5%	(1,623)	(64)%
Professional service	148	1%	539	1%	(391)	(73)%
Total virtual conference revenue	1,073	3%	3,087	6%	(2,014)	(65)%
Total revenue	$39,222	100%	$47,575	100%	$(8,353)	(18)%

	Nine Months Ended September 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Core Platform
Subscription and other platform	$110,316	89%	$120,820	84%	$(10,504)	(9)%
Professional services	9,499	7%	12,806	9%	(3,307)	(26)%
Total core platform revenue	119,815	96%	133,626	93%	(13,811)	(10)%
Virtual Conference
Subscription and other platform	3,814	3%	8,992	6%	(5,178)	(58)%
Professional service	742	1%	1,687	1%	(945)	(56)%
Total virtual conference revenue	4,556	4%	10,679	7%	(6,123)	(57)%
Total revenue	$124,371	100%	$144,305	100%	$(19,934)	(14)%

Total revenue decreased $8.4 million, or 18%, in the third quarter of 2023 and decreased $19.9 million, or 14%, in the first nine months of 2023, compared to the same periods of 2022. Revenue excluding our Virtual Conference product decreased $6.3 million, or 14%, in the third quarter of 2023 and decreased $13.8 million, or 10%, in the first nine months of 2023, compared to the same periods of 2022. We continue to see less demand for our Virtual Conference product and we have deemphasized this product.
Subscription and other platform revenue decreased $6.8 million in the third quarter of 2023 and $15.7 million in the first nine months of 2023, compared to the same periods of 2022. Subscription and other platform revenue excluding our Virtual Conference product decreased $5.2 million in the third quarter of 2023 and $10.5 million in the first nine months of 2023, compared to the same periods of 2022. These decreases were primarily due to lower net customers and reduced ARR as discussed in the section titled “Key Business Metrics.”

Professional services revenue decreased $1.5 million in the third quarter and $4.3 million in the first nine months of 2023 compared to the same periods of 2022. Professional services revenue excluding our Virtual Conference product decreased $1.1 million in the third quarter and $3.3 million in the first nine months of 2023, compared to the same periods of 2022. These decreases were primarily due to more customers electing to be “self-service” and not utilize our professional services offerings.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$8,390	21%	$10,120	21%	$(1,730)	(17)%
Professional services	2,457	6%	3,182	7%	(725)	(23)%
Total cost of revenue	$10,847	28%	$13,302	28%	(2,455)	(18)%
Gross profit	$28,375	72%	$34,273	72%	(5,898)	(17)%
Gross margin	72%		72%

	Nine Months Ended September 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$27,345	22%	$29,680	21%	$(2,335)	(8)%
Professional services	8,908	7%	9,867	7%	(959)	(10)%
Total cost of revenue	$36,253	29%	$39,547	27%	(3,294)	(8)%
Gross profit	$88,118	71%	$104,758	73%	(16,640)	(16)%
Gross margin	71%		73%
Cost of Revenue
Cost of revenue decreased $2.5 million, or 18%, for the third quarter of 2023 and decreased $3.3 million, or 8%, for the first nine months of 2023, compared to the same periods of 2022, primarily reflecting the result of our active cost management and headcount reduction related to our restructuring activities that began in the second half of 2022. We anticipate the restructuring activities to continue in the fourth quarter of 2023.
Gross Margin
Gross margin for the third quarter of 2023 remained flat compared to the same period of 2022. Gross margin for the first nine months of 2023 was 71% compared to 73% for the same period of 2022. The decrease was primarily attributable to the $2.5 million restructuring costs incurred in 2023 compared to $0.4 million in the same period of 2022. In addition, while we made cost reductions across our business starting in the second half of 2022, we continued to invest in our cloud infrastructure capabilities.
We expect gross margin for the remainder of 2023 to be relatively consistent with 2022. We have continued to increase our utilization of the public cloud for our newer product offerings while we actively manage costs given the current macro-economic environment.

Operating Expenses
Sales and Marketing

	Three Months Ended September 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$21,510	55%	$26,553	56%	$(5,043)	(19)%

	Nine Months Ended September 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$68,555	55%	$84,596	59%	$(16,041)	(19)%
Sales and marketing expense decreased $5.0 million, or 19%, for the third quarter of 2023 and decreased $16.0 million, or 19%, in the first nine months of 2023, compared to the same periods of 2022. The decrease in each respective period was primarily attributable to a decrease in personnel-related expenses of $3.6 million and $10.4 million due to headcount reduction related to our restructuring activities that began in the second half of 2022. The remainder of the decrease was primarily driven by our active cost management given the current macro-economic environment.
We expect our sales and marketing expense to decrease in absolute dollars in the remainder of 2023 as we continue to support demand for our digital experiences while tightening our sales and marketing spend given the current macro-economic environment.
Research and Development

	Three Months Ended September 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Research and development	$9,730	25%	$11,324	24%	$(1,594)	(14)%

	Nine Months Ended September 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Research and development	$31,759	26%	$32,916	23%	$(1,157)	(4)%
Research and development expense decreased $1.6 million, or 14%, for the third quarter of 2023 and decreased $1.2 million, or 4%, in the first nine months of 2023, compared to the same periods of 2022. The decrease in each respective period was primarily attributable to our active cost management and headcount reduction related to our restructuring activities that began in the second half of 2022, offset in part by the increased stock-based compensation expense of $0.3 million and $0.8 million in each respective period. We have been applying a disciplined approach to focus our investments on research and development areas that offer the greatest opportunities, including our investments in generative AI capabilities for our product offering such as our new AI-powered analytics and content engine that is currently in the beta phase, as we attempt to expand our platform and bring new products to the market.
We expect our research and development expense to decrease moderately in absolute dollars in the remainder of 2023 as we focus on further developing our platform and infrastructure while we actively manage costs given the current macro-economic environment.

General and Administrative

	Three Months Ended September 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$11,200	29%	$11,164	23%	$36	—%

	Nine Months Ended September 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$37,583	30%	$33,199	23%	$4,384	13%
General and administrative expense remained relatively flat in the third quarter of 2023 and increased $4.4 million, or 13%, in the first nine months of 2023, compared to the same periods of 2022. Excluding the $1.5 million and $4.6 million increase of stock-based compensation expense in each respective period, general and administrative expense decreased $1.5 million and $0.2 million compared to the same periods of 2022. These decreases were primarily attributable to the decrease in other overhead costs due to active cost management and headcount reduction related to our restructuring activities that began in the second half of 2022. The decrease in general and administrative expense for the first nine months of 2023 was partially offset by the $2.7 million professional advisory expenses associated with activism defense we incurred in the first half of 2023.
We expect our general and administrative expense to fluctuate in absolute dollars in the remainder of 2023 as we continue to actively manage costs given the current macro-economic environment.
Interest Expense

	Three Months Ended September 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$18	—%	$42	—%	$(24)	(57%)

	Nine Months Ended September 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$80	—%	$145	—%	$(65)	(45%)
Interest expense for the third quarter and first nine months of 2023 remained relatively flat in absolute dollars compared to the same periods of 2022.

Other Income, Net

	Three Months Ended September 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income, net	$(2,718)	(7)%	$(463)	(1)%	$2,255	487%

	Nine Months Ended September 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income, net	$(8,483)	(7)%	$(183)	—%	$8,300	4536%
The change in other income, net for the third quarter and first nine months of 2023 compared to the same periods of 2022 was primarily driven by the increase in investment income. See Note 11 for additional information.
Provision for Income Taxes

	Three Months Ended September 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Provision for income taxes	$109	—%	$40	—%	$69	173%

	Nine Months Ended September 30,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Provision for income taxes	$535	—%	$163	—%	$372	228%
The change in provision for income taxes for the third quarter and first nine months of 2023 compared to the same periods of 2022 was primarily driven by the increased activity and higher tax rates in a foreign jurisdiction.
Liquidity and Capital Resources
As of September 30, 2023, we had cash, cash equivalents and marketable securities of $213.7 million. Our investments generally consist of money market mutual funds, certificates of deposit, U.S. Treasury securities, U.S. Agency securities and debt securities, all of which are available for use in our current operations. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We have historically funded our liquidity requirements through sales of convertible preferred stock, cash generated from our operations, borrowings and availability under our revolving credit facility, and most recently through our IPO in February 2021.
In the first quarter of 2023, our board of directors authorized a $125.0 million capital return program which replaced the prior share repurchase program. Pursuant to the capital return program, on May 8, 2023, our board of directors declared a one-time special cash dividend of $1.09 per share, which was paid on June 15, 2023 in an aggregate amount of $49.9 million, to the stockholders of record as of the close of business on May 22, 2023 (the “Special Dividend”). We expect the remaining $75.0 million of capital return being effected through a combination of an accelerated share repurchase (“ASR”) program and/or open market purchases with the possibility of an additional special dividend if this $75.0 million threshold is not reached by March 2024. We expect to complete this program in the next six months. In the third quarter and first nine months of 2023, we spent a total of $25.0 million and $59.2 million, respectively, on share repurchases (including commissions). In the fourth quarter of 2023 through October 31, 2023, we spent $7.8 million on share repurchases (including commissions).

We substantially completed our 2022 cost reduction plan during the first quarter of 2023. In an ongoing effort to streamline our organization, we have pursued additional reductions in our workforce and other charges in the first nine months of 2023 to further reduce our cost structure. As of September 30, 2023, our full-time headcount decreased by approximately 25% from December 31, 2022. Additionally, we incurred aggregate restructuring costs of $1.3 million and $7.3 million in the third quarter and first nine months of 2023, respectively, primarily related to severance and one-time termination benefits and impairment charges on our headquarters lease. See Note 15 to the condensed consolidated financial statements for further information. We expect to incur additional restructuring costs of $0.4 million to $0.8 million in the fourth quarter of 2023 related to our ongoing cost reduction efforts and may incur additional costs in future periods for restructuring activities.
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(11,343)	$(12,893)
Net cash provided by (used in) investing activities	$103,625	$(94,240)
Net cash used in financing activities	$(108,726)	$(21,864)
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
Net cash used in operating activities is primarily impacted by our net loss adjusted for certain non-cash items such as stock-based compensation, depreciation and amortization, amortization of deferred contract acquisition costs, amortization (accretion) on marketable securities, as well as the effect of changes in operating assets and liabilities. Our cash flows from operating activities used net cash of $11.3 million for the nine months ended 2023 compared to $12.9 million for the same period of 2022, resulting in a decrease of cash outflow of $1.6 million. The decrease was primarily attributable to the $4.2 million decrease in net loss and $0.9 million increase in non-cash expenses, partially reduced by the $3.5 million unfavorable changes in operating assets and liabilities between the periods. In addition, we made total restructuring related payments of $5.4 million in the first nine months of 2023. See Note 15 for additional information.
The total non-cash adjustments for the nine months of 2023 was $48.5 million compared to $47.6 million for the same period of 2022, reflecting a $0.9 million favorable change of non-cash adjustment.
Working capital used cash of $17.9 million for the nine months ended 2023 compared to $14.4 million for the same period of 2022, an increase of cash outflow of $3.5 million. The unfavorable change in working capital in the comparative periods were impacted by, among other items, the timing of vendor payments and prepayments, timing of cash receipts from customers, and increased business activities.
Investing Activities
Net cash provided by investing activities for the nine months ended 2023 was $103.6 million compared to used cash of $94.2 million for the same period of 2022. The favorable change was primarily driven by an increase in proceeds from maturities and sales of marketable securities of $215.2 million, partially offset by an increase in purchases of marketable securities of $21.2 million.
Our most significant capital expenditures have been investments in our equipment to support ongoing operations. We expect our capital investment to continue in the future.

Financing Activities
Net cash used in financing activities for the nine months ended 2023 was $108.7 million compared to $21.9 million for the same period of 2022. The increase in cash outflow was primarily driven by the $49.9 million payment of the special one-time dividend in the second quarter of 2023 and $37.4 million of increased spending on our share repurchases during the period.
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
Outstanding principal amounts on the revolving credit facility incur interest at a rate equal to Comerica Bank’s prime referenced rate, as defined in the loan agreement. The referenced prime rate was 8.50% as of September 30, 2023 and 7.50% as of December 31, 2022.
As of September 30, 2023, we had not drawn down on our line of credit under the revolving credit facility.
Commitments and Contractual Obligations
The following table summarizes our non-cancelable contractual obligations as of September 30, 2023 (in thousands):

	Payments Due by Period
	Total	Remainder of 2023	2024 to 2025	2026 to 2027	2028 and Thereafter
Operating lease obligations	$6,129	$699	$5,250	$180	$—
Finance lease obligations	349	269	80	—	—
Equipment loans	121	49	72	—	—
Other (1)	4,220	948	3,042	230	—
Total	$10,819	$1,965	$8,444	$410	$—

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
The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (BPS), 100 BPS and 150 BPS as of September 30, 2023 (in thousands):

	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value as of September 30, 2023	50 BPS	100 BPS	150 BPS
Marketable securities	$204,067	$203,690	$203,312	$202,935	$202,558	$202,181	$201,804
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934,as amended (the “Exchange Act”) as of September 30, 2023. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We, our Chief Executive Officer, our Chief Financial Officer, certain current and former members of our board of directors, and the underwriters that participated in our initial public offering (IPO) are named as defendants in a consolidated putative class action, captioned In re ON24, Inc. Securities Litigation, 4:21-cv-08578-YGR (filed in November 2021), that is currently pending in the United States District Court for the Northern District of California. The consolidated complaint purports to assert claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, our common stock issued in connection with our IPO. The complaint alleges that our registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. The plaintiff seeks, among other things, an award of damages and attorneys’ fees and costs. Defendants filed a motion to dismiss the complaint in May 2022, which the court granted with leave to amend on July 7, 2023. Plaintiff filed its amended complaint on September 1, 2023, and Defendants filed a motion to dismiss the amended complaint on October 16, 2023. We believe that the allegations in the amended complaint are without merit.

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
•our ability to expand our sales and marketing capabilities and achieve growth;
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
We have grown rapidly in prior periods, particularly in 2021 and 2020. For example, for full years 2021 and 2020, our revenue was $203.6 million and $156.9 million, respectively, representing annual growth of 30% and 76% in 2021 and 2020, respectively. Our revenue growth in these prior periods, particularly in 2020, was significantly impacted by increased demand for our platform and products following the onset of the COVID-19 pandemic and resulting precautionary measures. While some of our subscriptions have multi-year terms, most have terms of one year. Customers may not renew their subscriptions at the same rate, may decrease their usage of our solutions or may not purchase subscriptions for additional solutions, if they renew at all. For example, as subscription terms expired in 2021 and 2022 for customers who subscribed during the beginning of the pandemic, many customers did not renew their subscriptions or decreased their usage of our solutions, which we believe reflects the reduced impact of COVID-19 on demand as well as other factors. These dynamics continued into the third quarter of 2023. Our revenue in the three and nine months ended September 30, 2023 decreased 18% and 14%, respectively, compared to the same periods of 2022. If our revenue does not increase in future periods, our business, financial condition and results of operations could be harmed. Furthermore, if we cannot attract new customers to our platform or our existing customers do not continue their subscriptions, our business, financial condition and results of operations would be harmed.

As a result of our limited operating history at our current scale, our ability to forecast our future results of operations is limited and subject to a number of uncertainties. You should not rely on our 2021 or 2020 revenue growth rates, or our level of revenue for the three and nine months ended September 30, 2023 and 2022, or any other prior period, as an indication of our future performance. In future periods, our revenue may decline for a number of reasons, including any reduction in demand for our platform, increased competition, higher market penetration, a contraction of our overall market, our inability to accurately forecast demand for our platform and plan for capacity constraints or our failure, for any reason, to capitalize on growth opportunities. If our revenue does not grow, investors’ perceptions of our business and the trading price of our common stock may continue to be adversely affected.
Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly results of operations and financial condition may vary significantly in the future, and period-to-period comparisons may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and financial condition may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. For example, our revenue decreased in the first nine months of 2023 compared to the same periods in 2022 and we may face similar declines in future periods, as our customers and their users resume more in-person marketing activities. Further, because we generally invoice our customers at the beginning of the contractual terms of their subscriptions to our solutions, our financial condition reflects deferred revenue that we recognize ratably as revenue over the contractual term. As the impact of COVID-19 has lessened, we have observed fewer new subscriptions and renewals, and our cash and deferred revenue have decreased. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include:
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
Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology for sales and marketing, which depends in part on the amount of spending allocated by our customers or potential customers on sales and marketing technology. This spending depends on worldwide economic and geopolitical conditions. The U.S. and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, inflation (including wage inflation), labor market constraints, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, pandemics such as COVID-19, and overall economic uncertainty. These economic conditions can arise suddenly, including the recent rise in inflation, and the full impact of such conditions often remains uncertain. In addition, geopolitical developments, such as potential trade wars, and actions or inactions of the U.S. or other major national governments, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. In response to general economic uncertainty and over-hiring during COVID-19, many U.S. companies, particularly in the technology sector, have laid off employees in mass job cuts in 2022 and 2023. Since the third quarter of 2022, we have initiated multiple strategic cost reductions, which included a reduction of our global full-time employee headcount by approximately 11% from June 30, 2022 to December 31, 2022, as well as multiple reductions in the first nine months of 2023 that reduced our headcount as of September 30, 2023 by approximately 25% from December 31, 2022 levels, which may impact our ability to operate our business. In the future we may have to consider additional or larger scale reductions in force if economic conditions worsen and harm our business, results of operations and financial condition.
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
We had a net loss of $11.5 million and $41.9 million in the three and nine months ended September 30, 2023. respectively, and $14.4 million and $46.1 million in the three and nine months ended September 30, 2022, respectively, and we may incur net losses in the future. We intend to continue to expend funds on our direct sales force and marketing efforts to attract new customers and increase usage of our platform and products by our existing customers, to develop and enhance our platform and for general corporate purposes. To the extent we are successful in increasing our customer base, we may also incur increased losses because most of the costs associated with acquiring customers (other than sales commissions) are incurred up front, while the related subscription revenue is generally recognized ratably over the applicable subscription term. In addition, we may incur increased losses because most of the costs associated with acquiring customers, including sales commissions, require us to make cash outlays at the time we acquire a customer, and, similarly, the timing of our recognition of subscription revenue and sales commissions may not correspond with our cash position. Our subscriptions typically have terms of one year that automatically renew for successive one-year terms unless terminated. We also have certain customers with subscription terms for up to three years. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses and any increase in our cost of sales, including as a result of a shift to a hybrid cloud. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of subscriptions to our platform, and the entry or the success of competitive products and services. As a result, we may not achieve or maintain profitability in future periods.

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
Our operations rely on information technology systems for the use, storage and transmission of sensitive and confidential information with respect to our customers, our customers’ users, third-party technology platforms and our employees. In addition, our solutions gather more information from our customers and their users than many competing products, which may make us an attractive target for a malicious cybersecurity attack, intrusion or disruption, or other breach of our systems. Any such event could lead to unauthorized access to, use of, disclosure of or the loss of sensitive and confidential information, disruption of our platform, and resulting regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, any of which could damage our reputation, impair sales and harm our business. For example, in June 2021 we were subject to a security incident involving ransomware, which impacted certain internal systems and a limited number of customer events. Some data maintained in our internal systems was also impacted. Promptly upon detecting the incident, we launched an investigation, engaged with law enforcement, and took steps to contain the incident and restore impacted event types. Such security incident has not resulted in any material impact to our operations, ability to provide our services, results of operations or financial position. While we believe we have responded appropriately to date, including with respect to the steps we have taken to contain the security incident in 2021 and our implementation of remedial measures with the goal of preventing security incidents in the future, these remedial measures may not be successful in preventing future security incidents, which may result in adverse impacts to our operations, ability to provide our services, results of operations or financial position. Additionally, as our market presence grows, we may face increased risks of cyber-related attacks or security threats in the future.
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
The markets in which we compete are characterized by rapid technological change and frequent new product and service introductions. Our ability to attract new customers and retain and expand the usage of existing customers depends on our ability to continue to enhance and improve our platform, to introduce new features and solutions and to interoperate across an increasing range of devices, operating systems and third-party applications. Our customers may require features and capabilities that our current platform does not have. While we are committed to investing in research and development and are focused on improving the quality and range of our product offerings, we have recently reduced our level of investment in research and development which may impact the rate at which we are able to enhance and improve our platform or introduce new features and solutions. Furthermore, we made significant headcount reductions in 2022 and the first nine months of 2023 to reduce our cost structure. Reductions in our workforce could result in the loss of valuable skills and knowledge and have a negative impact on morale, which can impact our ability to innovate. Our enhancements to our platform and our new product experiences, features or capabilities may not be compelling to our existing or potential customers and may not gain market acceptance. If our research and development investments do not accurately anticipate customer demand, or if we fail to develop our platform in a manner that satisfies customer preferences in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our platform.
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
A substantial portion of our business is with large Enterprise customers. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. As of September 30, 2023, we had 317 $100k Customers, which are generally large organizations, representing 66% of our ARR. The timing of our sales with our Enterprise customers and related revenue recognition is difficult to predict because of the length and uncertainty of the sales cycle for these customers. We are often required to spend significant time and resources to educate and familiarize these potential customers with the value proposition of paying for our platform. The length of our sales cycle for these customers, from initial evaluation to payment for our platform, is often around three to six months or more and can vary substantially from customer to customer. As a result, it is difficult to predict whether and when a sale will be completed. An inability to increase our Enterprise customer base could harm our business.
We have significant operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.
We have significant operations outside of the United States. In the three and nine months ended September 30, 2023, we generated 23% of our revenue from customers outside of the United States. In prior periods, we have focused on expanding our international operations and we may continue to do so in future periods. For example, in 2020, we established a subsidiary in Japan to support our operations in the Asia-Pacific region and in 2022 we established a subsidiary in Germany to support our operations in the EMEA. Future efforts to expand our current international operations, including entering new markets or countries, may not be effective. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems and commercial markets. Any future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to special risks, including risks associated with:
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
In addition, following Russia’s military invasion of Ukraine in February 2022, NATO deployed additional military forces to Eastern Europe, and the United States, European Union, and other nations announced various sanctions against Russia. The invasion of Ukraine has triggered unprecedented sanctions against Russia by the U.S., NATO, and other countries which has created global security concerns that have had a lasting impact on regional and global economies, any or all of which could adversely affect our business. In the third quarter and first nine months of 2023, we experienced a decrease of 12% and 13%, respectively, in total revenue from customers in the EMEA region as compared to the same periods in 2022, which we believe was in part driven by the uncertain macroeconomic environment surrounding the Ukraine-Russia war. We are actively monitoring the conflict in Ukraine to assess its ongoing impact on our business, as well as on our customers and other parties with whom we do business. Separately, in October 2023, an armed conflict began in Israel and the Gaza Strip. It is not possible to predict the broader consequences of these ongoing conflicts, which could include further sanctions, embargoes, regional instability, and geopolitical shifts. It is also not possible to predict with certainty these ongoing conflicts and additional adverse effects on existing macroeconomic conditions, consumer spending habits, currency exchange rates, and financial markets. We are actively monitoring these conflicts to assess their ongoing impact on our business, as well as on our customers and other parties with whom we do business.
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
As the CCPA continues to evolve, several U.S. states have recently adopted new privacy laws and various other U.S. states are also actively introducing and considering so-called “omnibus” privacy legislation. In 2023, omnibus privacy laws take effect in Colorado, Connecticut, Virginia and Utah, and several other states have passed omnibus privacy laws. Similarly, numerous foreign jurisdictions have enacted or are actively considering legislation introducing new or amended laws and regulations addressing data privacy, cybersecurity, marketing, data protection, data localization and personal data. Further, privacy laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes and the tracking of individuals’ online activities, which could expose us to additional regulatory burdens, limit our marketing, advertising, business development and sales efforts, and impact features made available to our customers through our platform. In addition, Brexit has also created additional uncertainty with regard to UK privacy laws, as well as the treatment of data transfers to and from the United Kingdom, where we have operations and customers. The ongoing development of privacy laws gives rise to uncertainty regarding the impact of privacy laws on us and our customers, and we and our customers could be exposed to additional burdens.
In addition, decisions by courts and regulatory bodies relating to privacy laws can also have a significant impact on us and other businesses that operate across international jurisdictions. For example, in 2020 both the EU-U.S. and Swiss-EU privacy shield frameworks were invalidated as an “adequacy” mechanism for the transfer of personal data from the European Economic Area, or the EEA-Switzerland, to the United States in compliance with the GDPR and Swiss data protection laws, respectively. Following this, we took measures to implement alternative adequacy mechanisms by using the EU standard contractual clauses for transfers of personal data for processors established in third countries, and agreed to, additional safeguards with certain customers. In July 2023, the US and the EU agreed to the EU-US Data Privacy Framework, and the US and Switzerland agreed to the Swiss-US Data Privacy Framework, which frameworks will now replace the previous privacy shield frameworks. In October 2023, the UK extension to the EU-US Data Privacy Framework came into force. While we will participate in these new frameworks, certain customers may also require that we continue to agree to alternative adequacy mechanisms, such as the EU standard contractual clauses, and additional safeguards, such as additional security controls and other contractual measures, which will need to be assessed on a case-by-case basis. We expect continued guidance from applicable authorities, as well as legal challenges to the new frameworks.
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
The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Like other companies operating in the software industry, we have been threatened with, and may in the future become party to, adversarial proceedings or litigation regarding intellectual property rights with respect to our current technology, whether or not we are actually infringing, misappropriating or otherwise violating the rights of third parties. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights and urge us to take licenses. Our applications, software, and our use of AI/ML technologies (both third-party and proprietary) could be found to infringe upon or otherwise violate a third party’s intellectual property rights. Companies in the software industry are often required to defend against litigation claims based on these allegations of infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents or have filed patent applications and may assert patent or other intellectual property rights within the industry. Moreover, non-practicing entities, commonly referred to as “patent trolls,” have reached out to us and numerous other companies to make claims of infringement in order to extract licenses or settlements.
We may from time to time in the future become a party to litigation and disputes related to our intellectual property and our platform. Patent litigation is inherently risky and uncertain, and current or future litigation may not result in a favorable outcome for us. The costs of supporting litigation and dispute resolution proceedings are considerable, and a favorable outcome may not be obtained. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. Even if we were to prevail in such a litigation or dispute, it could be costly and time consuming, and divert the attention of our management and key personnel from our business operations. Our technologies, including the use of AI/ML in our platform, may not be able to withstand any third-party claims or rights against their use. Claims of intellectual property infringement might require us to redesign our platform, delay releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our platform. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and operating results could be adversely impacted. Additionally, our customers may not purchase subscriptions to our platform if they are concerned that they may infringe third-party intellectual property rights. The occurrence of any of these events may have a material adverse effect on our business.
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
We primarily rely on a combination of patents, trade secrets, domain name protections, trademarks and copyrights, as well as confidentiality, license and subscription agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of September 30, 2023, we have 18 issued patents and 27 pending patent applications. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, the resulting patents may not effectively protect every significant feature of our solutions. For example, we have received a summary judgment ruling that a patent which is immaterial to our business is invalid. It is possible that our efforts to protect important intellectual property are unsuccessful.
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
As of September 30, 2023 and December 31, 2022, we had no outstanding indebtedness under the Revolving Credit Facility. In the first quarter of 2021, we repaid in full the $22.4 million outstanding principal balance on our Revolving Credit Facility. We may incur indebtedness in the future, which may require us to secure such obligations with substantially all of our assets; to comply with various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments and engage in transactions with our affiliates; and to meet certain financial covenants. Any substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could restrict our business operations or have other adverse consequences, including the following:
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
We sell to customers globally and have international operations primarily in the United Kingdom, Australia, Singapore and Japan. To the extent we expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three and nine months ended September 30, 2023, 13% of our revenue and 11% and 12% of our expenses, respectively were denominated in currencies other than U.S. dollars. For the three and nine months ended September 30, 2022, 13% of our revenue and 13% and 14% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
Risks Related to Ownership of Our Common Stock
Our share repurchase program may not be fully consummated, may not enhance long-term stockholder value, may increase the volatility of our stock prices and, as we implement it, would diminish our cash reserves.

Since the fourth quarter of 2021 to February 2023, we have repurchased $41.0 million of our outstanding common stock, and in March 2023 we expanded our previously announced $100.0 million capital return program by an incremental $25.0 million. Pursuant to the expanded $125.0 million capital return program, we declared the Special Dividend, which was paid on June 15, 2023 in an aggregate amount of $49.9 million, to all stockholders of record as of the close of business on May 22, 2023. We expect to complete the remaining $75.0 million of capital return in the next six months, to be effected through a combination of an accelerated share repurchase (“ASR”) program and/or open market purchases, with the possibility of an additional special dividend if this $75.0 million threshold is not reached by March 2024 (the “Contingent Dividend”). Accordingly, we expect to engage in share repurchases of our common stock from time to time. Our capital repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, or to do so in any particular manner. Further, our share repurchases could affect our share trading prices or increase their volatility, and any repurchases will reduce our cash reserves. We are under no legal obligation to repurchase any shares, and if we do not do so or if we commence repurchases and then suspend or terminate them, the trading prices of our stock may decrease and their volatility increase. Even if we complete our capital return program, we may not be successful in our goal of enhancing stockholder value. As we use our cash resources in our capital return program, we have less cash to fund our operations and pursue other opportunities that may provide superior value to stockholders.
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
We have been, and may in the future be, subject to activities initiated by activist stockholders. In March 2023, we entered into the Cooperation Agreement with Indaba. Pursuant to the Cooperation Agreement, we agreed to: pursue the Board Expansion, Director Appointments and the Board Declassification. Partly in response to stockholder requests, since the fourth quarter of 2021 to February 2023, we have repurchased $41.0 million of our outstanding common stock, and in March 2023 we expanded our previously announced $100.0 million capital return program by an incremental $25.0 million. Under the expanded $125.0 million authorization, we have returned an aggregate of $49.9 million to investors since June 2023 pursuant to the Special Dividend, with the remaining $75.0 million of capital return being effected through the combination of an ASR program and/or open market purchases, with the possibility of the Contingent Dividend in 2024.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes the repurchases of our shares of common stock in the third quarter of 2023.

Period	Total number of shares purchased	Average price paid per shares(1)	Total number of shares purchased as part of publicly announced plans or program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)(2)
July 1, 2023 to July 31 2023	1,130,396	$8.58	1,130,396	$35.8
August 1, 2023 to August 31, 2023	1,135,604	$7.04	1,135,604	$27.8
September 1, 2023 to September 30, 2023	1,150,682	$6.37	1,150,682	$20.5
Total	3,416,682	$7.32	3,416,682	$20.5

(1)Includes commission of $0.02 per share paid to broker.
(2)In March 2023, our board of directors authorized a new $125.0 million capital return program, $75.0 million of which is effected through the combination of an ASR program and/or open market purchases. This capital return program replaced the prior share repurchase program.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans
On August 31, 2023, Sharat Sharan, Chief Executive Officer, adopted a Rule 10b5-1 trading plan. Mr. Sharan’s plan provides for the sale of up to 221,066 shares of our common stock by May 23, 2024. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities. On August 31, 2023, Mr. Sharan entered into a sell-to-cover instruction that provides for sales of only such number of shares of our common stock as are necessary to satisfy the applicable tax withholding obligations arising from the vesting of RSUs and PSUs granted to him. The total number of shares that may be sold pursuant to the sell-to-cover instruction letter is not determinable. This instruction was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.
On September 14, 2023, Steven Vattuone, Chief Financial Officer, adopted a Rule 10b5-1 trading plan. Mr. Vattuone’ s plan provides for the sale of up to 214,398 shares of our common stock by January 31, 2025 and a specified portion of the net shares received on settlement of RSUs and PSUs after sales to cover taxes. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities. On September 14, 2023, Mr. Vattuone entered into a sell-to-cover instruction that provides for sales of only such number of shares of our common stock as are necessary to satisfy the applicable tax withholding obligations arising from the vesting of RSUs and PSUs granted to him. The total number of shares that may be sold pursuant to the sell-to-cover instruction letter is not determinable. This instruction was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.
On September 14, 2023, James Blackie, Chief Revenue Officer, adopted a Rule 10b5-1 trading plan. Mr. Blackie’s plan provides for the sale of up to 120,000 shares of our common stock by December 31, 2024. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities. On September 14, 2023, Mr. Blackie entered into a sell-to-cover instruction that provides for sales of only such number of shares of our common stock as are necessary to satisfy the applicable tax withholding obligations arising from the vesting of RSUs and PSUs granted to him. The total number of shares that may be sold pursuant to the sell-to-cover instruction letter is not determinable. This instruction was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.
Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39965	3.2	2/8/2021
3.2	Amended and Restated Bylaws.	8-K	001-39965	3.2	2/8/2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

ON24, Inc.

Date: November 8, 2023	By:	/s/ Sharat Sharan
Sharat Sharan
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Steven Vattuone
Steven Vattuone
Chief Financial Officer
(Principal Financial and Accounting Officer)