Form 10-K
period 2023-12-31
ON24 INC.
filed 2024-03-14
CIK 1110611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing sale price on the New York Stock Exchange as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $246 million.
As of March 5, 2024, the registrant had 41,674,056 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2023, are incorporated by reference into Part III (Items 10, 11,12, 13 and 14) of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Report, contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections titled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts”, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about
•our ability to grow our revenue;
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

PART I
Item 1. Business.
Overview
We provide a leading, cloud-based intelligent engagement platform that combines best-in-class experiences with personalization and content, to enable sales and marketing organizations to capture and act on connected insights at scale. Our platform’s portfolio of interactive and hyper-personalized digital experience products creates and captures actionable, real-time data at scale from millions of professionals to provide businesses with buying signals and behavioral insights to efficiently convert prospects into customers.
Similar to what has taken place in the business-to-consumer, or B2C, market, our platform for intelligent engagement empowers business-to-business, or B2B, companies with insights to better personalize their engagement. Large social media platforms have been successful at leveraging experiences and insights of consumers on their platforms to enable B2C companies to effectively understand their potential consumers. While these have been effective in the B2C market, B2B companies often lack deep insights about prospective customers to effectively understand and engage them.
Businesses today primarily use traditional sales and marketing solutions, such as digital advertising and email, for marketing. While these traditional solutions reach large numbers of prospective customers, they have generally failed to deepen customer engagement because they were designed with the simple purpose of pushing marketing messages in one direction – from the business to the prospective customer. As a result, marketing at scale has become synonymous with spam, which is often ignored by prospective customers and can even undermine the customer relationship. At the same time, prospective customers prefer to do their own research by accessing digital marketing resources before consulting with a salesperson to make a purchasing decision.
For most businesses to succeed, we believe their sales and marketing strategies must have digital engagement powered by the latest technology. With the launch of our intelligent engagement platform that includes our new AI-powered Analytics and Content Engine (“ACE”) in January 2024, we are strategically positioned to help businesses and their sales and marketing organizations make this transition. Our platform provides an innovative way both to scale digital marketing and deepen prospective customer engagement. We believe our opportunity to help businesses convert digital engagement into revenue will continue to grow over time as industries modernize their sales and marketing processes. As our customers create more ON24 content-rich experiences, they gain more connected insights through gathering more data directly from prospective customers, which we refer to as first-person data, to help them create a multiplier effect that strengthens their ability to convert prospective customers and generate revenue.
As of December 31, 2023, we had 1,784 customers. No single customer contributed more than 10% of our total revenue for the year ended December 31, 2023, 2022 and 2021.
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
The imperative to optimize digital sales and marketing investments to drive revenue conversion has become more important as businesses accelerate digital transformation and AI innovation initiatives. We believe this digital transformation has fundamentally changed the way businesses engage with their prospective customers, leading to an increased need for innovative methods of B2B engagement at scale and leverage AI to improve sales effectiveness and drive faster revenue growth. The following key trends are impacting sales and marketing strategies today:
•Personalized and interactive digital customer engagement at scale is the new imperative. The ability to engage with large numbers of prospective customers and customers in a cost effective manner is crucial. As businesses broadly embrace digital transformation and AI initiatives, they are using cloud-based platforms to modernize their sales and marketing strategies. Increased focus on digital marketing solutions offers our customers an opportunity to drive personalized and interactive prospective customer engagement at scale by aggregating a significant amount of insights on prospective customers. It also enables our customers to make productivity gains through the assistance of AI. This enables businesses to optimize sales and marketing campaigns and drive revenue growth.

•Democratization of content has led prospective customers to self-educate. Ineffective marketing tactics coupled with broad availability of relevant content across multiple channels have shifted the mindset of B2B prospective customers. Because prospective customers are now self-educating by accessing information on products and brands in advance of purchasing decisions, marketers must adapt by identifying and providing relevant content to their prospective customers earlier in the sales process. We believe this will necessarily shift greater investment into content-rich, interactive platforms for intelligent engagement and away from low-touch marketing automation strategies. We also believe that this increasing need for content to enable prospective customers to self-educate will make it necessary for sales and marketing functions to produce content as efficiently and quickly as possible, therefore increasing the benefit of generative AI.
•Traditional marketing approaches are increasingly ineffective. Many traditional marketing tactics have limited effectiveness at engaging prospective customers because they are generic, intrusive and irrelevant. Having a limited understanding of a prospective customer’s intent and interest leads to largely ineffective, impersonal marketing, wasted sales and marketing investment and frustrated prospective customers.
•Data privacy requirements are constraining digital marketing. Data privacy has become a fundamental area of focus for regulatory bodies given the digital transformation initiatives taking place and the plethora of spam used today. As privacy laws continue to expand and evolve, this puts pressure on methods of marketing at scale that have traditionally been highly dependent on information obtained from third parties. As a result, we believe there is increased focus on engaging with customers directly and driving engagement through first-party insights and integrations.
The new norms of digital transformation and targeting self-educating prospective customers have accelerated the need for cloud platforms that deliver personalized and interactive customer engagement at scale to drive revenue as well as enable AI-assisted efficiencies.
Limitations of Traditional Approaches to Customer Engagement at Scale
Many businesses have struggled to adapt their marketing strategies for digital interactions with prospective customers. Traditional marketing tactics and general-purpose communication platforms suffer from many limitations, including:
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
•Limited opportunity for engagement, resulting in less prospective customer data. Highly engaging and interactive experiences generate valuable signals about prospective customers’ buying intentions that can inform the sales process and improve efficiency. To capture and respond to those buying signals, businesses need to track, record, contextualize and analyze prospective customer behavior in real-time. While in-person events, such as business conferences, can sometimes create engaging experiences, they do not allow for the automated and efficient collection of first-person data and are expensive to organize. General-purpose online meeting tools can enable businesses to reach many people at once, but they lack the engagement, analytics and first-person data that are needed to drive revenue. Meanwhile, traditional marketing tools collect only superficial data such as click rates that deliver limited understanding into what prospective customers want, what messages are resonating and how to more deeply engage and inform prospective customers that are seeking to learn more.
•Ineffective insights to convert prospects into customers. Insights about prospective customers are primarily valuable to businesses to the extent that they help convert prospects into customers. Providing contextualized and easy to access information to sales teams in real-time can materially improve their efficiency and improve revenue conversion. Technologies such as general-purpose meeting and collaboration tools have provided convenient alternatives to hosting in-person events but were not designed to easily integrate into the broader sales and marketing systems that businesses use, and thus these tools have limited use in connecting real-time customer interaction with a business’s broader sales and marketing strategies.
•Inability to utilize behavioral insights to dynamically personalize content. By gaining insights into their prospective customers’ behavior and engagement, businesses can understand and measure the performance of their digital experiences. This understanding provides critical intelligence to optimize the subsequent creation and delivery of other digital experiences as well as leverage AI. Traditional approaches typically fail to utilize customer behaviors to dynamically adjust content and enable content personalization.

Our Platform and Key Differentiators
Our leading cloud-based platform for intelligent engagement enables businesses to convert customer engagement into revenue by combining best-in-class experiences with personalization and content, to enable sales and marketing organizations to capture and act on connected insights at scale.
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
Our ON24 Core Platform Experience products are backed by our solutions, including:
•ON24 Intelligence: analytics backbone that captures first-person data to power the insights, benchmarking and reporting within our platform.
•ON24 AI-powered ACE: enables hyper-personalization at scale across ON24 experiences, uses generative AI to automatically create content and videos to feed ongoing nurture streams and provides an advanced set of intelligent analytics.
•ON24 Connect: ecosystem of third-party application integrations.
•ON24 Services and Platform Support: a portfolio of professional services that provide consulting and support for product and platform adoption.
Our non-Core Platform Experience product is:
•ON24 Virtual Conference: live, large scale, managed virtual event experience that engages prospective customers in real-time and can also be made available in an on-demand format. With the return of large-scale in-person events, we are seeing less demand for this managed-service product. Accordingly, we are deemphasizing this product. As such, we do not consider ON24 Virtual Conference as part of our Core Platform.
We believe the key differentiators of our platform are:
•Designed to drive interactive, personalized customer experiences. Our platform was built to power a new kind of customer engagement – highly interactive digital experiences that can engage prospective customers at scale, while delivering a personalized experience to specific audience segments. Unlike spam, which is often ignored, our digital experiences engage prospective customers with tailored content and encourage them to ask questions and learn about a business’ products and offerings more broadly. This real-time interaction is the foundation of our intelligent engagement platform and aligns with how B2B prospective customers are seeking to self-educate.
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
•Prospective customer insights drive more efficient conversion of pipeline to revenue. The customer engagement and interaction data gathered through our platform enables businesses to derive deep insights about prospective customer behavior. These insights can drive higher-quality pipeline, provide opportunities to use AI for better performance and resource efficiency and ultimately better revenue conversion for our customers. Through our ecosystem of integrations with third-party marketing automation, customer relationship management, or CRM, and business intelligence, or BI, platforms, our customers can leverage insights derived through our platform to more intelligently engage with prospective customers.

•Flywheel effect drives continuous optimization. Years of capturing engagement insights have provided us with a deep understanding of how to best design digital experiences that engage prospective customers and generate more impactful revenue conversion. The more of our content-rich experiences that our customers create for their prospective customers to engage with, the more first-person data that our customers can collect in return, creating a flywheel effect. By leveraging AI, especially generative AI, our platform enables businesses to use this data to derive highly relevant and deep insights that fuel AI-generated content and videos, enable hyper-personalized segmentation at scale, and provide enhanced analytics and reporting and dynamic content recommendations. These AI-driven innovations further strengthen engagement, while saving time and resources, enhancing the quality of the interaction data and insights derived through our platform.
•Experiences that can be repurposed and continuously drive engagement to maximize return on investment. Our customers can continuously drive results because ON24 live experiences remain interactive and generate first-party insights well after the initial live date on which they are delivered. In addition, our customers can automatically turn their live experience content into new written and video content using generative AI. This flexibility makes it possible to repurpose and reuse digital experiences many times over with no incremental cost.
Our Competitive Strengths
We believe that we have significant competitive strengths that will enable us to extend our market leadership position, including:
•Category defining platform for customer engagement at scale. We created one of the first cloud platforms for businesses to deliver interactive, data-driven webinar experiences, virtual event experiences and multimedia content experiences. We believe we have a first-mover advantage because our proprietary and proven platform has enabled our customers to build effective systems for digital engagement that generate high return on investment.
•Cloud-based system of engagement. Our cloud-based platform enables our customers with several key marketing capabilities: creating digital experiences, deploying them at scale, collecting numerous data points on their prospective customers, repurposing experiences into AI-generated written and video content and leveraging this data to further personalize subsequent experiences. Consolidating these services onto one platform allows our customers to gather a more cohesive understanding of their prospective customers and take more targeted actions to more effectively convert prospects into customers. As a result, businesses no longer need to rely on a combination of standalone products.
•Broad, rich dataset and AI capabilities power valuable insights. Our platform enables highly interactive experiences, giving our customers access to behavioral data that signals buying intent. By leveraging our AI capabilities, our customers can derive valuable and actionable insights to optimize their sales and marketing strategies. For example, with our AI-powered ACE, we help our customers understand what features of a digital experience drive the most engagement with prospective customers and heatmap key moments of an experience that had the greatest impact on audiences. Based on those key moments, AI-powered ACE can automatically create short-form video clips that feed ongoing nurture streams. Our customers can use our platform to benchmark themselves against others in their industry to understand where they can improve as well as to synthesize lifetime behavior on our platform into an easy-to-use business interest report.
•Enterprise-grade, highly scalable cloud platform. Our cloud-based platform has been developed to enable enterprise-grade scalability. This includes options and features to enable our customers to make privacy and compliance choices that align to their needs as well as integrations with a broad ecosystem of third-party applications. Our platform is available in over 20 languages and can be utilized seamlessly across multinational sales and marketing organizations. Our customers can use our platform to engage their prospective customers in multiple regions by supporting different streaming protocols, multilingual translation and closed captioning.
•Broad base of customers across verticals. We have a large and diverse set of customers across a broad set of verticals, including technology, manufacturing, life sciences, financial services and professional services. As of December 31, 2023, we had 1,784 customers. We intend to leverage our land and expand model to further penetrate customers across these verticals.
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

Our Market Opportunity
We estimate the current total addressable market, or TAM, for our solutions is approximately $44 billion worldwide annually. We calculate our TAM by initially estimating the total number of companies that our platform and products can support in the United States across separate bands measured by number of employees: Enterprise, which includes companies with more than 2,000 employees, and Commercial, which includes companies with less than 2,000 employees, which we further divide into Mid-Market companies with 200-1,999 employees, and small and midsize, or SMB, companies with 1-199 employees, using data from the U.S. Census Bureau for 2020. We then apply an average annual value to the companies in each band. This value was calculated using internally generated data for annual recurring revenue, or ARR, as of December 31, 2023 for the top 25% of our customers by ARR that subscribe to two or more of our products, within each of the Enterprise and Mid-Market bands, and the top 25% by ARR of all our customers within the SMB band. We believe these calculations are representative of the current potential spend on our solutions by customers and prospective customers. We multiplied the total number of companies within each band by the calculated annual value for that band. The aggregate calculated value represents the current annual estimated market opportunity in the United States of approximately $22 billion. We believe the market opportunity for our solutions outside the United States is at least as large.
Our Growth Strategy
While we are currently operating in a challenging macro-economic environment, we intend to drive the growth of our business over time and the adoption of our solutions by executing the following strategies:
•Drive new customer acquisition. We believe that our market is still relatively underpenetrated and that through specialized and aligned sales teams focused on the Enterprise and Commercial markets globally, we can acquire new customers.
•Expand within existing customers. Our land and expand model is expected to drive expansion of new subscriptions within our existing customer base by selling subscriptions to additional parts of existing customers’ organizations, expanding into new regional divisions and upselling new solutions. In addition to expanding with our customers through use cases in the marketing and sales organizations, we expand within our customers through use cases for applications such as partner enablement and training, healthcare professional engagement in pharma and life sciences; member enrollment and broker enablement in commercial and health insurance; and continuing professional education and certification for professional services.
•Continue to increase multiproduct adoption and develop new solutions for specific use cases. We expect our business to grow both through increasing multiproduct adoption of existing solutions and selling our existing customers new solutions that we develop in the future. Our ecosystem of third-party integrations includes business applications in specific industries. We plan to continually develop new solutions that are powered with the newest technology such as AI to enhance the functionality of our platform and products, improve our customers’ experiences and drive engagement with their prospective customers.
•Expand into new regions. We believe the expansion of our platform in international markets is a significant opportunity. We may in the future evaluate expansion opportunities for our solutions internationally, both in countries where we currently operate and countries where we do not yet sell subscriptions to our solutions.
•Identify and pursue inorganic growth opportunities. We plan to opportunistically evaluate and acquire complementary businesses, products, services or technologies that expand our platform, add different categories of experiences and support new use cases for our customers. We believe well-selected inorganic growth opportunities may add significant value to our platform and expand the ability of our customers to gather engagement data to help them convert their prospective customers into revenue.
Our Solutions
Our platform gives businesses the ability to intelligently engage prospects and customers to drive revenue growth through hyper-personalized experiences, data-driven analytics and solutions that integrate into a large number of business systems, predominantly marketing automation, CRM and BI platforms. With first-party data and insights at the core, our platform’s portfolio of experience products includes ON24 Elite, ON24 Forums, ON24 Go Live, ON24 Breakouts, ON24 Engagement Hub and ON24 Target. In addition, we offer our customers ON24 Intelligence and ON24 Connect solutions as well as ON24 AI-powered ACE. We also offer ON24 Virtual Conference, which is a non-Core Platform Experience product.

The following graphic depicts our platform:

Webinar experiences
Hybrid & virtual events
Content hubs & landing pages
AI-powered ACE
First-party data
Third-Party Integrations

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
An ON24 interactive webinar experience is fully customizable and enables our customers to combine a video or audio-based presentation with supporting slide materials, video clips or screen-sharing alongside dynamic interactions including live question and answer messaging, group chats, real-time surveys and polls, and additional content resources. Our customers can drive high-intent calls-to-action for their prospective customers to book a sales meeting or request a demo. Through ON24 AI-powered ACE, our customers can personalize calls-to-action, content and messaging for specific audience segments.

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
Live Experiences: ON24 Forums
ON24 Forums provides an interactive, video-based experience for smaller moderated discussions bringing two-way, face-to-face networking and audience participation together in a fully branded experience. This product is ideal for executive engagement, expert-led trainings and professional advisory groups, enabling users to create high-touch virtual events at scale, capture interactions and integrate engagement data into business systems. Through AI-powered ACE, our customers can personalize calls-to-action, content and messaging for specific audience segments.
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
Always-On Experiences: ON24 Engagement Hub
ON24 Engagement Hub is an online resource portal product that our customers use to provide rich content experiences for their prospective customers to find, consume and engage with interactive webinar experiences and other multimedia marketing content, such as videos and whitepapers, in a single online destination. Through AI-powered ACE, our customers can personalize calls-to-action, content and messaging for specific audience segments.
With out-of-the-box features that include branding, search, categorization, website embedding and pre-set content layouts, ON24 Engagement Hub provides a simple and efficient way for our customers to seamlessly publish, curate and promote their interactive webinar experiences alongside other marketing content that they upload and host inside our platform.
Personalized Experiences: ON24 Target
ON24 Target is a personalized marketing product that gives our customers the ability to easily build, curate and disseminate interactive webinar and video experiences and other multimedia content. Through AI-powered ACE, our customers can personalize calls-to-action, content and messaging for specific audience segments.
ON24 Intelligence
ON24 Intelligence is the analytics backbone that runs across our platform and provides our customers with first-person data, analytics, benchmarking and reporting within our platform. These insights and reports are available to all our customers and measure analytics at the account-level, for each platform experience, for each hosted content asset and for each prospective customer who engages with an experience on our platform. Our customers can easily understand the overall performance of their ON24 experiences in a dashboard-level view and make comparisons to industry benchmarks for future improvement. We also include AI capabilities within ON24 Intelligence.

ON24 Engagement and Prospect Analytics
The ON24 engagement and prospect analytics are powered by our proprietary algorithms and our AI capabilities. The prospect analytics measure engagement levels of individual prospective customers to enable our customers to report, qualify, prioritize and score their prospective customers’ intent to make a purchase. Our engagement analytics tools provide our customers the ability to report, measure and compare the engagement levels of their ON24 Experiences and multimedia assets hosted on our platform both in aggregate and individually.

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
ON24 AI-powered ACE
Our flagship AI product is ON24 AI-powered ACE which helps our customers scale their hyper-personalized experiences, automatically create content and videos to feed ongoing nurture streams and provides an advanced set of intelligent analytics.
ON24 AI Capabilities
Our AI capabilities also leverage the data collected on behalf of our customers through our platform to allow for better audience engagement for individual prospects and personalization of experiences for customer segments.
Our platform uses AI technologies, including generative AI, natural language processing and machine learning, to enable the following capabilities:
•The ability to dynamically deliver personalized content recommendations;
•Embedded generative AI that automatically creates written content and videos to feed ongoing nurture streams;
•Embedded generative AI copywriting assistant tool to help with promotional content;
•Enable sales to act on prospects’ unique topical interests with a “Business Interest Cloud” report;
•Surface immediate audience feedback from live experiences with a “Key Moments” report, providing marketers with a heatmap report of “Key Moments” that identifies the most engaging segments of a live experience and automatically creates snackable video highlights;
•Predictive engagement levels for our customers’ prospective customers;
•Automated transcription of audio and video into text, making it searchable and accessible;
•Automated translation of transcripts into multiple languages for global audience reach;

•Q&A bot, to answer routine support questions during live webinar experiences; and,
•Platform audience and presenter load predictions, to help deploy operational resources and provide oversight.
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
Marketing Automation, CRM and BI Platform Integrations
Through our ecosystem of third-party integrations, our customers can seamlessly integrate their first-person engagement data with other business systems, predominantly marketing automation, CRM and BI platforms, including integrations with Adobe Marketo Engage, Oracle Marketing Cloud (Eloqua), Salesforce CRM, Salesforce Marketing Cloud, Salesforce Pardot, Veeva and HubSpot.
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
With the return of large-scale in-person events, we are seeing less demand for ON24 Virtual Conference and we have deemphasized this product. As such, we do not consider ON24 Virtual Conference as part of our Core Platform.
Our Technology and Infrastructure
Our platform and products have been developed to enable enterprise-grade scalability, performance and reliability, designed to address all the complexities that come with live, interactive engagement with large audiences of prospective customers. Our platform has two main parts: a web application stack, and a streaming infrastructure stack, running on two co-located data centers in the United States and one in the European Union (EU). We also utilize public-cloud providers as part of our infrastructure.
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

•Privacy and compliance: Our platform includes features and options designed to support compliance with the EU General Data Protection Regulation, or GDPR, the UK GDPR, the California Consumer Privacy Act, or CCPA, the California Privacy Rights Act, or CPRA, and other privacy laws, and provides options and features to enable customers to make privacy and compliance choices that align to their needs and relevant legal requirements. For example, our platform enables customers to implement tailored notice and consent language, customize registration forms and obtain consent for marketing and other processing activities. In addition, our flexible APIs allow businesses to build solutions to automate compliance with certain data subject requests.
•Security: We conduct regular penetration tests, web vulnerability scans, and code reviews to enhance the security of our platform in accordance with our cybersecurity program as discussed in more detail under “Item 1C. Cybersecurity” herein.
Our Customers
Our customer base consists of a diverse set of businesses from fast-growing start-ups to established Fortune 100 enterprises that span a number of industries where B2B sales and marketing is mission critical. As of December 31, 2023, approximately 22% of the Fortune 500 are ON24 customers. The primary industries we serve include technology, financial services, life sciences, manufacturing and professional services, among others. All of these industries are undergoing a digital transformation, and, as a result, we see opportunities for growth in product adoption, attachments and revenue across all verticals fueling both our customer acquisition and land and expand strategies. No single customer contributed more than 10% of our total revenue for the year ended December 31, 2023, 2022 and 2021.
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
Our marketing team focuses on inbound and outbound marketing through our industry-leading content and resources and by sharing customer best practices. We use multiple marketing tactics to build brand awareness and generate demand, including media communications, user conferences, digital marketing, partner co-marketing, product marketing and customer marketing. We track and measure our marketing costs and results closely across all channels to support our efforts to optimize marketing channels that drive our sales pipeline.
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

Research and Development
Our research and development team are responsible for the design, development, testing, and delivery of new products, platform capabilities, product features and platform integrations, connectors and APIs. We release major platform upgrades regularly with minor upgrades released as needed. Research and development employees are based primarily in our San Francisco headquarters, and we also contract with remote U.S.-based and offshore workers.
Competition
Our industry is highly competitive and fragmented. We compete for customers with a number of different types of companies that offer a variety of products and services, including meeting tools, webinar software, virtual event software, video portal software, content management software, physical events, physical event software and digital marketing tools. Our competitors vary in size and in the breadth and scope of the products and services they offer. Many of our current and potential competitors have larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. Our solutions face competition. For example, several web-based meeting, webinar, and virtual event software products are offered by companies such as Zoom, LogMeIn, Microsoft, Cisco, Cvent, Adobe, RingCentral, Notified and Kaltura. Many of these products have significantly lower prices. Although many of these companies are limited in their ability to deliver both real-time engagement features and the extent of actionable data that we gather, many of these companies have significantly greater resources and may be able to introduce similar products in the future. Additionally, we operate in a market which has experienced a rapid increase in the number of new and competitive entrants in the recent past and may again in the future. As we introduce new solutions, and with the introduction of new technologies, products and market entrants, we expect competition to intensify.
We believe the principal competitive factors in our markets are:
•functionality in providing rich, interactive digital experiences;
•ability to gather near real-time data insights;
•breadth of functionality within a single platform, including AI capabilities;
•ease of use and reliability;
•cloud-based architecture;
•scalability;
•security, privacy and compliance;
•integration into leading marketing automation, CRM and BI platforms; and
•global, always available customer service and support.
We believe we compete favorably with respect to each of these factors.
Intellectual Property
We primarily rely, and expect to continue to rely, on a combination of patent, trade secret and domain name protection, trademark and copyright laws, as well as confidentiality and license agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of December 31, 2023, we had 19 issued patents and 26 pending patent applications, the earliest of which expires in 2027. We pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. Our trademarks and service marks include our name and logo, as well as various marketing slogans. We maintain a policy requiring our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information.
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
Privacy, Data Protection and Security
Businesses use our platform to facilitate better engagement with their customers and prospects, derive insights about content and usage, and provide more meaningful and targeted experiences and content. These capabilities rely on collection and processing of information from and about customers and prospects that interact with the business or its content on our platform. As a result, compliance with laws and regulations regarding data privacy, AI, cybersecurity, data protection, data breaches, and the collection, processing, storage, transfer and use of personal data, which we refer to as privacy laws, are critical to our compliance and risk strategy. Globally, numerous jurisdictions have passed or are actively considering new or amended privacy laws. As a result, privacy laws are increasing in number, enforcement, and fines and other penalties. Beyond legislative developments, decisions by courts and regulatory bodies relating to privacy laws can also have a significant impact on us and other businesses that operate across international jurisdictions.
In some cases, privacy laws apply directly to both ON24 and our customers and in other cases our customers pass through compliance obligations and requirements to us contractually. Further, under some privacy laws, ON24 may be considered a “processor” or a “service provider” and our customers a “controller” or “business,” while other privacy laws may not clearly distinguish between such roles. In all cases, however, ON24 must monitor, respond to and address privacy laws and related compliance, whether to ensure its own compliance or enable compliant use of its platform by ON24 customers. In general, our failure to adequately safeguard data adequately, address privacy compliance, or comply with our security and privacy commitments to customers could subject us, not only to contractual liability to customers and direct liability under privacy laws, but also to reputational harm and regulatory investigations or enforcement actions under U.S. (federal and state) and international laws and regulations relating to consumer protection and unfair business practices. More particularly, certain privacy law developments could have significant impacts to our platform and business. For example, privacy laws that restrict the use of personal information for marketing purposes or the tracking of individuals’ online activities (such as the EU’s proposed ePrivacy Regulation and CCPA), could expose us to additional regulatory burdens or necessitate changes to our platform or certain features. In addition, certain countries have passed or are considering passing laws that impose data localization requirements or cross border data transfer restrictions on certain data. As with most cloud-based solutions, restrictions on the transfer of platform data outside of the originating jurisdiction pose particular challenges that could result in additional costs or otherwise impact platform use.
With the evolving legal landscape, the scope, interpretation and enforcement of privacy laws could change and new or amended laws may take effect. As a result, the associated burdens and compliance costs on us and our platform could increase in the future. Although we continue to monitor and respond to privacy legal developments and have invested in addressing major privacy law developments (such as the GDPR, CCPA and CPRA), it is not possible for us to predict with certainty the effect of these developments on our platform and business.
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

Employees and Human Capital
As of December 31, 2023, we had 462 full-time employees. Of these employees, 366 are based in the United States and 96 are based in international locations. The members of our management team and our board of directors come from diverse backgrounds, and we seek to attract and recruit diverse, talented, experienced and motivated employees. In order to develop and improve our platform, we must invest in attracting, developing and retaining key talent. We monitor our progress with human capital metrics such as turnover, time to fill open roles and rate of internally developed talent. Our brand, market position, reputation for innovation and culture support our ability to recruit and retain talented employees across our departments.
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
Risks Related to Our Business and Our Industry
Our revenue growth rate has decreased in recent years following a period of rapid growth, and we may not be able to increase our revenue in future periods.
Our revenue growth rate has decreased in recent years following a period of rapid growth. Although we experienced significant revenue growth in 2020 and 2021, including a revenue increase of 30% in 2021 compared to 2020, in subsequent years we have seen declines. In 2022 our revenue decreased 6% compared to 2021 and in 2023 our revenue decreased 14% compared to 2022. The decreases reflect a number of factors including reduced budgets for our customers, the reduced impact of COVID-19 which resulted in customers doing more in-person marketing and competitive dynamics. If our revenue does not increase in future periods, our business, financial condition and results of operations could be harmed. Furthermore, if we cannot attract new customers to our platform or our existing customers do not continue their subscriptions, our business, financial condition and results of operations would be harmed.
As a result of our limited operating history at our current scale, our ability to forecast our future results of operations is limited and subject to a number of uncertainties. You should not rely on our rapid growth in 2021 or 2020, or our revenue decline in 2022 or 2023, or any other prior period, as an indication of our future performance. In future periods, our revenue may decline for a number of reasons, including any reduction in demand for our platform, increased competition, higher market penetration, a contraction of our overall market, our inability to accurately forecast demand for our platform and plan for capacity constraints or our failure, for any reason, to capitalize on growth opportunities. If our revenue does not grow, investors’ perceptions of our business and the trading price of our common stock may continue to be adversely affected.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly results of operations and financial condition may vary significantly in the future, and period-to-period comparisons may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and financial condition may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. For example, our revenue decreased in every quarter of 2023 compared to the same periods in 2022 and we may face similar declines in future periods, as our customers and their users resume more in-person marketing activities. Further, because we generally invoice our customers at the beginning of the contractual terms of their subscriptions to our solutions, our financial condition reflects deferred revenue that we recognize ratably as revenue over the contractual term. As the impact of COVID-19 has lessened, we have observed fewer new subscriptions and renewals, and our cash and deferred revenue have decreased. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include:
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
We compete for customers with a number of different types of companies that offer a variety of products and services, including meeting tools, webinar software, virtual event software, video portal software, content management software, physical events, physical event software, marketing automation software, and digital marketing tools. Our competitors vary in size and in the breadth and scope of the products and services they offer. Many of our current and potential competitors have larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. Our solutions face competition from a number of web-based meeting, webinar, physical event and marketing software products offered by companies such as Zoom, LogMeIn, Microsoft, Cisco, Cvent, Adobe, RingCentral, Notified and Kaltura. Many of these products have significantly lower prices. Although many of these companies do not currently offer products with real-time engagement features that gather the types and extent of actionable data that we gather, many of these companies have significantly greater resources and may be able to introduce similar products in the future. Additionally, we operate in a market which has experienced a rapid increase in the number of new and competitive entrants in the recent past and may again in the future. Furthermore, this market has seen rapid expansion, which may attract additional entrants, any of which could be our current business partners. As we introduce new solutions and services, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future.
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
Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology for sales and marketing, which depends in part on the amount of spending allocated by our customers or potential customers on sales and marketing technology. This spending depends on worldwide economic and geopolitical conditions. The U.S. and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, inflation (including wage inflation), labor market constraints, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, pandemics such as COVID-19, and overall economic uncertainty. These economic conditions can arise suddenly, including the recent rise in inflation and overall macroeconomic environment, which has negatively impacted our customers’ marketing budgets. In addition, geopolitical developments, such as potential trade wars, and actions or inactions of the U.S. or other major national governments, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. In response to general economic uncertainty and over-hiring during COVID-19, many U.S. companies, particularly in the technology sector, laid off employees in mass job cuts in 2022 and 2023. Since the third quarter of 2022, we have initiated multiple strategic cost reductions, which included a reduction of our global full-time employee headcount by approximately 11% from June 30, 2022 to December 31, 2022, as well as multiple reductions in 2023 that reduced our headcount as of December 31, 2023 by approximately 28% from December 31, 2022 levels, which may impact our ability to operate our business. In the future we may have to consider additional or larger scale reductions in force if economic conditions worsen and harm our business, results of operations and financial condition.
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
We had a net loss of $51.8 million in 2023 and $58.2 million in 2022, and we may incur net losses in the future. We intend to continue to expend funds on our direct sales force and marketing efforts to attract new customers and increase usage of our platform and products by our existing customers, to develop and enhance our platform and for general corporate purposes. To the extent we are successful in increasing our customer base, we may also incur increased losses because most of the costs associated with acquiring customers (other than sales commissions) are incurred up front, while the related subscription revenue is generally recognized ratably over the applicable subscription term. In addition, we may incur increased losses because most of the costs associated with acquiring customers, including sales commissions, require us to make cash outlays at the time we acquire a customer, and, similarly, the timing of our recognition of subscription revenue and sales commissions may not correspond with our cash position. Our subscriptions typically have terms of one year that automatically renew for successive one-year terms unless terminated. We also have certain customers with subscription terms for up to three years. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses and any increase in our cost of sales, including as a result of a shift to a hybrid cloud. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of subscriptions to our platform, and the entry or the success of competitive products and services. As a result, we may not achieve or maintain profitability in future periods.
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

Issues with the use of AI in our platform may result in reputational harm or liability, or could otherwise adversely affect our business.
We have built and are continuing to build AI-powered capabilities, which includes generative AI, natural language processing and machine learning, into our platform, leveraging the data collected by our customers through our platform to enable better engagement and create enhanced content. While we have incorporated these capabilities into several of our products, including our newly launched ACE, and plan to further use AI in our platform, as with many innovations, AI presents risks and challenges that could affect its availability and adoption, including current legal uncertainties around the use of AI and possible new laws and regulations, and therefore our business. We partially rely on third-party providers of AI technology, and those third-party providers may be required to change, suspend, or restrict access to their services. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Generated content may contain copyrighted or infringing materials. Any deficiencies and other failures of the AI-powered capabilities in our platform could reduce the demand for our marketplace, result in user dissatisfaction and adversely affect our business. Ineffective or inadequate AI development or deployment practices by us or others could also result in incidents that impair the acceptance of AI solutions. These deficiencies and other failures of AI systems could require us to refund fees to customers or subject us to competitive harm, regulatory action, legal liability (including under new proposed legislation regulating AI in jurisdictions such as the US and EU, the application of existing data protection, privacy, intellectual property, and other laws), and brand or reputational harm. Some AI scenarios may present ethical issues. If AI features that we enable or offer are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm.
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
The markets in which we compete are characterized by rapid technological change and frequent new product and service introductions. Our ability to attract new customers and retain and expand the usage of existing customers depends on our ability to continue to enhance and improve our platform, to introduce new features and solutions and to interoperate across an increasing range of devices, operating systems and third-party applications. Our customers may require features and capabilities that our current platform does not have. While we are committed to investing in research and development and are focused on improving the quality and range of our product offerings, we have recently reduced our level of investment in research and development which may impact the rate at which we are able to enhance and improve our platform or introduce new features and solutions. Furthermore, we made significant headcount reductions in 2022 and 2023 to reduce our cost structure. Reductions in our workforce could result in the loss of valuable skills and knowledge and have a negative impact on morale, which can impact our ability to innovate. Our enhancements to our platform and our new product experiences, features or capabilities may not be compelling to our existing or potential customers and may not gain market acceptance. If our research and development investments do not accurately anticipate customer demand, or if we fail to develop our platform in a manner that satisfies customer preferences in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our platform.
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
A substantial portion of our business is with large Enterprise customers. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. As of December 31, 2023, we had 325 $100k Customers, which are generally large organizations, representing 66% of our ARR. The timing of our sales with our Enterprise customers and related revenue recognition is difficult to predict because of the length and uncertainty of the sales cycle for these customers. We are often required to spend significant time and resources to educate and familiarize these potential customers with the value proposition of paying for our platform. The length of our sales cycle for these customers, from initial evaluation to payment for our platform, is often around three to six months or more and can vary substantially from customer to customer. As a result, it is difficult to predict whether and when a sale will be completed. An inability to increase our Enterprise customer base could harm our business.
Our results of operations have been and may be adversely impacted by market behavior as COVID-19 has subsided.
As the impact of COVID-19 has subsided, our current and prospective customers, and their users, have chosen to do more in-person marketing. This has contributed to reduced demand for our platform. Due to our subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods. In addition, uncertainty regarding the impact of COVID-19 on our future operating results and financial condition has contributed to our decisions to pursue cost-cutting measures and reduce the level of our capital investments, and similar concerns may contribute to our delaying or canceling the implementation of strategic initiatives, any of which may negatively impact our business and reputation. The global macroeconomic effects of COVID-19 and related impacts on our customers’ business operations and their demand for our solutions may persist, even after any future spikes of COVID-19. In addition, the effects of COVID-19 may heighten many of the other risks we face, including those described in this Report.
We have significant operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.
We have significant operations outside of the United States. In 2023, we generated 23% of our revenue from customers outside of the United States. In prior periods, we have focused on expanding our international operations and we may continue to do so in future periods. For example, in 2020, we established a subsidiary in Japan to support our operations in the Asia-Pacific region and in 2022 we established a subsidiary in Germany to support our operations in the EMEA. Future efforts to expand our current international operations, including entering new markets or countries, may not be effective. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems and commercial markets. Any future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to special risks, including risks associated with:
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
In addition, following Russia’s military invasion of Ukraine in February 2022, NATO deployed additional military forces to Eastern Europe, and the United States, European Union, and other nations announced various sanctions against Russia. The invasion of Ukraine has triggered unprecedented sanctions against Russia by the U.S., NATO, and other countries which has created global security concerns that have had a lasting impact on regional and global economies, any or all of which could adversely affect our business. In 2023, we experienced a decrease of 12% in total revenue from customers in the EMEA region as compared to 2022, which we believe was in part driven by the uncertain macroeconomic environment surrounding the Ukraine-Russia war. We are actively monitoring the conflict in Ukraine to assess its ongoing impact on our business, as well as on our customers and other parties with whom we do business. Separately, in October 2023, an armed conflict began in Israel and the Gaza Strip. It is not possible to predict the broader consequences of these ongoing conflicts, which could include further sanctions, embargoes, regional instability, and geopolitical shifts. It is also not possible to predict with certainty these ongoing conflicts and additional adverse effects on existing macroeconomic conditions, consumer spending habits, currency exchange rates, and financial markets. We are actively monitoring these conflicts to assess their ongoing impact on our business, as well as on our customers and other parties with whom we do business.
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
The growth and expansion of our business experienced in 2020 and 2021 placed a continuous, significant strain on our management, operational and financial resources. Our information technology systems and our internal controls and procedures may not adequately keep pace with future growth. In addition, we face challenges of integrating, developing, motivating and retaining an employee base in various countries around the world. Managing any future growth would also require significant expenditures and allocation of valuable management resources.
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
Occurrence of any catastrophic event, including pandemics such as the COVID-19 pandemic, earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, cyberattacks, war or terrorist attacks, could result in lengthy interruptions in our service. In particular, our U.S. headquarters and one of the data centers we utilize are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the internet, the electric grid or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other catastrophic event, our ability to deliver our solutions to our customers would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business could be harmed.
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
As the CCPA continues to evolve, several U.S. states have recently adopted new privacy laws and various other U.S. states are also actively introducing and considering so-called “omnibus” privacy legislation. In 2023, omnibus privacy laws took effect in Colorado, Connecticut, Virginia and Utah, and several other states have passed omnibus privacy laws. Similarly, numerous foreign jurisdictions have enacted or are actively considering legislation introducing new or amended laws and regulations addressing data privacy, cybersecurity, marketing, data protection, data localization and personal data. Further, privacy laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes and the tracking of individuals’ online activities, which could expose us to additional regulatory burdens, limit our marketing, advertising, business development and sales efforts, and impact features made available to our customers through our platform. In addition, Brexit has also created additional uncertainty with regard to UK privacy laws, as well as the treatment of data transfers to and from the United Kingdom, where we have operations and customers. The ongoing development of privacy laws gives rise to uncertainty regarding the impact of privacy laws on us and our customers, and we and our customers could be exposed to additional burdens.
In addition, decisions by courts and regulatory bodies relating to privacy laws can also have a significant impact on us and other businesses that operate across international jurisdictions. For example, in 2020 both the EU-U.S. and Swiss-EU privacy shield frameworks were invalidated as an “adequacy” mechanism for the transfer of personal data from the European Economic Area, or the EEA-Switzerland, to the United States in compliance with the GDPR and Swiss data protection laws, respectively. Following this, we took measures to implement alternative adequacy mechanisms by using the EU standard contractual clauses for transfers of personal data for processors established in third countries, and agreed to, additional safeguards with certain customers. In July 2023, the US and the EU agreed to the EU-US Data Privacy Framework, and the US and Switzerland agreed to the Swiss-US Data Privacy Framework, which frameworks will now replace the previous privacy shield frameworks. In October 2023, the UK extension to the EU-US Data Privacy Framework came into force. While we participate in these new frameworks, certain customers may also require that we continue to agree to alternative adequacy mechanisms, such as the EU standard contractual clauses, and additional safeguards, such as additional security controls and other contractual measures, which will need to be assessed on a case-by-case basis. We expect continued guidance from applicable authorities, as well as legal challenges to the new frameworks.
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
The United States currently imposes comprehensive sanctions on Cuba, Iran, North Korea, Syria, and the Crimea, Donetsk People’s Republic (“DPR”) and Luhansk People’s Republic (“LPR”) regions of Ukraine. In addition, numerous other countries throughout the world are subject to partial or limited sanctions and restrictions imposed by the U.S. government. Sanctions also apply to persons that appear on, or are majority owned by a person that appears on, OFAC’s List of Specially Designated Nationals and Blocked Persons, or the SDN List. The Department of Commerce and the Department of State also maintain their own sanctions and export control lists. The above list of countries that are the subject of U.S. sanctions and export controls can change at any time. In addition, the SDN List as well as other sanctions lists contain thousands of names and are updated on a regular basis. All of those changes can impact our business. The U.S. government generally applies a strict liability standard when it comes to compliance with sanctions, embargoes, and export controls. This means that we can face liability even if we did not intentionally violate those rules.
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
The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Like other companies operating in the software industry, we have been threatened with, and may in the future become party to, adversarial proceedings or litigation regarding intellectual property rights with respect to our current technology, whether or not we are actually infringing, misappropriating or otherwise violating the rights of third parties. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights and urge us to take licenses. Our applications, software, and our use of AI technologies (both third-party and proprietary) could be found to infringe upon or otherwise violate a third party’s intellectual property rights. Companies in the software industry are often required to defend against litigation claims based on these allegations of infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents or have filed patent applications and may assert patent or other intellectual property rights within the industry. Moreover, non-practicing entities, commonly referred to as “patent trolls,” have reached out to us and numerous other companies to make claims of infringement in order to extract licenses or settlements.
We may from time to time in the future become a party to litigation and disputes related to our intellectual property and our platform. Patent litigation is inherently risky and uncertain, and current or future litigation may not result in a favorable outcome for us. The costs of supporting litigation and dispute resolution proceedings are considerable, and a favorable outcome may not be obtained. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. Even if we were to prevail in such a litigation or dispute, it could be costly and time consuming, and divert the attention of our management and key personnel from our business operations. Our technologies, including the use of AI in our platform, may not be able to withstand any third-party claims or rights against their use. Claims of intellectual property infringement might require us to redesign our platform, delay releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our platform. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and operating results could be adversely impacted. Additionally, our customers may not purchase subscriptions to our platform if they are concerned that they may infringe third-party intellectual property rights. The occurrence of any of these events may have a material adverse effect on our business.
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
We primarily rely on a combination of patents, trade secrets, domain name protections, trademarks and copyrights, as well as confidentiality, license and subscription agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of December 31, 2023, we have 19 issued patents and 26 pending patent applications. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, the resulting patents may not effectively protect every significant feature of our solutions. For example, we have received a summary judgment ruling that a patent which is immaterial to our business is invalid. It is possible that our efforts to protect our intellectual property rights are unsuccessful.
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
As of December 31, 2023 and 2022, we had no outstanding indebtedness under the Revolving Credit Facility. In the first quarter of 2021, we repaid in full the $22.4 million outstanding principal balance on our Revolving Credit Facility. We may incur indebtedness in the future, which may require us to secure such obligations with substantially all of our assets; to comply with various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments and engage in transactions with our affiliates; and to meet certain financial covenants. Any substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could restrict our business operations or have other adverse consequences, including the following:
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
We sell to customers globally and have international operations primarily in the United Kingdom, Australia, Singapore and Japan. To the extent we expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For 2023, 13% of our revenue and 11% of our expenses were denominated in currencies other than U.S. dollars. For 2022,13% of our revenue and 14% of our expenses were denominated in currencies other than U.S. dollars. For 2021, 13% of our revenue and 16% of our expenses were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. The deductibility of state net operating losses varies by state. As of December 31, 2023, we had $123.7 million of U.S. federal net operating loss carryforwards available to reduce future taxable income, a portion of which will begin to expire in 2024 if unused. As a result of the legislative changes in December 2017, $70.2 million of the federal net operating loss carryovers will carry over indefinitely and are limited to 80% of taxable income. As of December 31, 2023, we had state net operating loss carryforward of $91.0 million, which will begin to expire in the year 2025 if unused. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards and tax credits is materially limited, it would harm our business by effectively increasing our future tax obligations.
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

We have been, and may in the future be, subject to activities initiated by activist stockholders. For example, in March 2023, we entered into the Cooperation Agreement with Indaba Capital Management L.P. (the “Cooperation Agreement”). Pursuant to the Cooperation Agreement, we expanded our board of directors, appointed two new directors, and declassified our board of directors. Partly in response to stockholder requests, we have also returned $125 million to stockholders through our capital return program, including a $49.9 million special dividend in June 2023 (the “Special Dividend”) and $75 million in open market stock repurchases.
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

Our prior capital return program is now complete and we may not return additional capital to stockholders.
While we had a $125 million capital return program which included a special dividend of $49.9 million paid in June 2023, that program is now completed, and we may not return additional capital to stockholders. Our completed capital return program may not prove to be successful in our goal of enhancing stockholder value, and we now have less cash to fund our operations and pursue other opportunities. We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not plan to declare or pay cash dividends in the foreseeable future. In addition, our ability to pay dividends is currently restricted by the terms of our Revolving Credit Facility. As a result, stockholders should assume that sales of their common stock after price appreciation is the only way to realize any future gains on their investment.
Item 1B. Unresolved Staff Comments.
Note applicable.
Item 1C. Cybersecurity.
Cybersecurity is an important component of our overall risk management program. Our cybersecurity policies and practices are integrated into our risk management program and are based on recognized frameworks. ON24 is certified under ISO 27001:2013 and 27701:2019, which sets forth a strict framework for managing security and privacy risks, including the necessary internal process and policies to deal with cybersecurity risks and incidents.
Risk Management and Strategy
Our cybersecurity program focuses on the following key areas:
•Governance: Our Chief Information Officer (“CIO”) leads our cybersecurity risk management program, with oversight from our board of directors. Our CIO closely collaborates with Information Security and Legal/Privacy leaders with the support of other members of management and teams comprised of personnel with a broad range of experience in the technology industry.
•Collaboration: We have implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents.
•Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention, data leak prevention and detection systems, anti-malware functionality and access controls.
•Incident Response and Recovery Planning: We have established and maintain comprehensive cybersecurity incident response and recovery plans, including legal obligations to report incidents, which we test and evaluate from time to time.
•Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors and customers, that could adversely impact our business in the event of a cybersecurity incident affecting third-party systems.
•Education: We provide regular, mandatory training for staff regarding cybersecurity and privacy awareness.
We periodically assess and test our cybersecurity policies and practices. These efforts include tabletop exercises, vulnerability and penetration tests, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We also engage third parties to assess our cybersecurity measures.
Governance
Our board of directors oversees cybersecurity as part of its risk oversight function. Our board of directors receives regular presentations and reports on cybersecurity risks, prompt and timely information regarding cybersecurity incidents that meet specified thresholds, and updates on such incidents until they have been addressed.
Our CIO and other leaders work collaboratively across our organization to protect our information systems from cybersecurity threats and to promptly respond to incidents in accordance with our incident response plan, including the necessary steps to ensure remediation. Through ongoing communications, these teams monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to our board of directors when appropriate.

Our CIO has over 20 years of professional experience specializing in business transformation, change management, executive leadership, and IT strategy, and has worked with technology security, banking and media companies. Our head of Information Security also brings over 20 years of security, privacy, and compliance experience from public and private sector roles of which he spent the last ten years specifically leading security programs at late-stage SaaS companies.
Item 2. Properties.
Our corporate headquarters is located in San Francisco, California. We currently lease 28,353 square feet of office space pursuant to leases expiring in October 2025, of which 9,526 square feet is being actively marketed for sublease. We also lease facilities in Charlotte, London and Sydney pursuant to leases expiring in July 2026, July 2025 and April 2027, respectively. We believe our facilities are suitable to meet our current needs.
Item 3. Legal Proceedings.
We, our Chief Executive Officer, our Chief Financial Officer, certain current and former members of our board of directors, and the underwriters that participated in our initial public offering (“IPO”) are named as defendants in a consolidated putative class action, captioned In re ON24, Inc. Securities Litigation, 4:21-cv-08578-YGR (filed in November 2021), that is currently pending in the United States District Court for the Northern District of California. The consolidated complaint purports to assert claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, our common stock issued in connection with our IPO. The complaint alleges that our registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. The plaintiff seeks, among other things, an award of damages and attorneys’ fees and costs. The defendants filed a motion to dismiss the complaint in May 2022, which the court granted with leave to amend in July 2023. Plaintiff filed its amended complaint in September 2023, and the defendants filed a motion to dismiss the amended complaint in October 2023. In March 2024, the court granted the defendants’ motion to dismiss with prejudice. We believe that the allegations in the amended complaint are without merit.
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
Holders of Record
As of March 5, 2024, we had 107 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Comparison of Cumulative Total Return Since IPO
Assumes Initial Investment of $100
ON24
Russell 2000
Nasdaq Computer Index
$160
$140
$120
$100
$80
$60
$40
$20
$0
2/3/2021
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023

Dividend Policy
While in 2023 we paid the Special Dividend as part of our capital return program, our capital return program has concluded in February 2024 and we currently intend to retain any future earnings for use in the operation and expansion of our business. We do not plan to declare or pay cash dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors considers relevant. In addition, our ability to pay dividends is currently restricted by the terms of our revolving credit facility.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of our shares of common stock in the fourth quarter of 2023.

Period	Total number of shares purchased	Average price paid per shares(1)	Total number of shares purchased as part of publicly announced plans or program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)(2)
October 1, 2023 to October 31, 2023	1,234,909	$6.33	1,234,909	$12.8
November 1, 2023 to November 30, 2023	452,208	$7.10	452,208	$9.6
December 1, 2023 to December 31, 2023	558,381	$7.70	558,381	$5.3
Total	2,245,498	$6.83	2,245,498	$5.3

(1)Includes commission of $0.02 per share paid to broker.
(2)In March 2023, our board of directors authorized a $125 million capital return program, $75 million of which was to be effected through stock repurchases. This capital return program replaced the prior share repurchase program, and it was completed in February 2024.

Use of Proceeds from our Initial Public Offering of Common Stock
In February 2021, we received net proceeds from our IPO of $347.8 million, after deducting the underwriting discount and estimated offering expenses. The offer and sale of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-251967), which was declared effective by the SEC on February 2, 2021. Other than the use of $125 million for our capital return program (which includes $119.7 million used through December 31, 2023 and $5.3 million used in 2024), there has been no material change in the use of proceeds from that described in the IPO prospectus.
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
This section generally discusses 2023 and 2022 items and year-to-year comparisons. Similar discussion for 2021 items and year-to-year comparisons may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our 10-K for the year ended December 31, 2022, filed with the SEC on March 15, 2023.
Overview
We provide a leading, cloud-based intelligent engagement platform that combines best-in-class experiences with personalization and content, to enable sales and marketing organizations to capture and act on connected insights at scale. Our platform’s portfolio of interactive and hyper-personalized digital experience products create and capture actionable, real-time data at scale from millions of professionals to provide businesses with buying signals and behavioral insights to efficiently convert prospects into customers.
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
Businesses today primarily use traditional sales and marketing solutions, such as digital advertising and email, for marketing. While these traditional solutions reach large numbers of prospective customers, they have generally failed to deepen customer engagement because they were designed with the simple purpose of pushing marketing messages in one direction — from the business to the prospective customer. For most businesses to succeed, we believe their sales and marketing strategies must have digital engagement powered by the latest technology. Our platform provides an innovative way both to scale digital marketing and deepen prospective customer engagement. We believe our opportunity to help businesses convert digital engagement into revenue will continue to grow as industries modernize their sales and marketing processes.
We sell subscriptions to our platform’s products that are backed by analytics and our ecosystem of third-party integrations. Before 2013, we offered services and licensed software for managing webinars and virtual events primarily on a per event basis. In 2013, we transitioned to be a software-as-a-service company with the release of ON24 Elite as our self-service cloud-based subscription product. ON24 Virtual Conference, which we have de-emphasized, was also launched as a managed-service cloud-based subscription product. Substantially all our customers subscribe to ON24 Elite, which is our Core Platform’s flagship product, and enables customers to seamlessly broadcast video-based content and drive real-time interactivity in a single immersive experience. We have since added six other products to our Core Platform.
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
In April 2022, we acquired Vibbio AS (“Vibbio”), a video software company in Norway. The integration of Vibbio’s video capabilities across the ON24 platform is intended to allow customers to produce video content that creates more engagement, generates first-party data, and drives further personalization.
In January 2024, we launched the ON24 AI-powered Analytics and Content Engine (“ACE”). This solution enables hyper-personalization at scale across ON24 experiences, uses generative artificial intelligence (“AI”) to automatically create content and videos to feed ongoing nurture streams and provides an advanced set of intelligent analytics to our customers.
We deliver our platform products as cloud-based subscriptions that are easy to use and purpose-built for sales and marketing professionals. As of December 31, 2023, we had 1,784 customers.
Our revenue was $163.7 million for 2023, compared to $190.9 million for 2022 and $203.6 million for 2021, representing a period-over-period decrease of 14% and 6%, respectively. We had a net loss of $51.8 million, $58.2 million and $24.3 million for 2023, 2022 and 2021, respectively.
Key Factors Affecting Our Performance
Cost Management
We initiated a number of cost control measures in the latter part of 2022 to reduce our cost structure and lower our net loss, including voluntary and involuntary global headcount reductions as well as reductions in spending with various vendors. We pursued additional reductions in our workforce in 2023 to further reduce our cost structure and may continue to do so in 2024.
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

Innovation and Expansion of Our Platform
We plan to continually develop new products that enhance the functionality of our platform, improve our user experiences and drive customer engagement in order to further capitalize on new opportunities, which includes building AI-powered capabilities into our product offerings. For example, our new AI-powered ACE became available across our platform starting in January 2024. We intend to sell these new solutions to both existing and new customers, with the goal of driving an increase in revenue as the breadth and depth of our solutions and use cases expands. We also intend to continue investing in our platform and related infrastructure over time to improve capacity, security and scalability. These development efforts will require significant investments, some of which may be episodic or otherwise cause our expenses to vary from period to period.
International Expansion
We believe the expansion of real-time, revenue-generating marketing intelligence in international markets is a significant opportunity. For 2023, approximately 23% of our revenue came from outside the United States, compared to 24% in 2022 and 26% in 2021. We believe there is a compelling opportunity to continue to elevate expansion opportunities for our solutions internationally, both in countries where we currently operate and countries where we do not yet sell subscriptions to our solutions. Expanding our international operations will require considerable management attention and other resources and may present challenges associated with complying with local expectations, customs, laws and regulations, and geopolitical disputes (including the Ukraine-Russia war and Gaza-Israel conflict), which may impact our ability to sell subscriptions to our solutions and otherwise cause our results to vary from period to period.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections and make strategic decisions. Our methods for calculating these metrics may differ from similarly titled metrics at other companies, which may hinder comparability with other companies. The following table sets forth our number of customers, our annual recurring revenue (“ARR”), our dollar-based net retention rate (“NRR”) and our customers contributing at least $100,000 in ARR (“$100k Customers”) as of the dates indicated (dollars in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021
Customers	1,784	1,990	2,122
ARR	$139,708	$159,570	$171,384
ARR - Core Platform(1)	$136,155	$152,554	$157,648
NRR	82%	87%	97%
NRR - Core Platform(1)	84%	90%	99%
$100k Customers	325	345	366

(1)ARR and NRR for Core Platform exclude Virtual Conference product.
Number of Customers
Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base over the years. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. We serve customers of all sizes, ranging from small businesses to global Fortune 100 organizations across a diverse set of industries, including technology, financial services, healthcare, industrial and manufacturing, professional services and B2B information services companies. We had a diverse customer base of 1,784 customers as of December 31, 2023. We have seen a decrease in our customer count in recent quarters, and our net customers decreased by 206 in 2023 compared to 2022, primarily due to customer churn and fewer new customers acquired during the period. While we believe the change in our net customer numbers reflects the current budget pressures in marketing departments in some organizations, our platform is designed with a long-term view toward our customer relationships and to grow with customers as their needs expand.
Annual Recurring Revenue
We believe that ARR is a key metric to measure our business because it is driven by our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. ARR is calculated as the sum of the annualized value of our subscription contracts as of the measurement date, including existing customers with expired contracts that we expect to be renewed. Our ARR amounts exclude professional services, overages from subscription customers and Legacy revenue. As of December 31, 2023, 2022 and 2021, our ARR was $139.7 million, $159.6 million and $171.4 million, respectively, and our ARR for Core Platform, which excludes Virtual Conference product, was $136.2 million, $152.6 million and $157.6 million, respectively. The decrease in ARR from

December 31, 2022 was primarily due to rationalizing contractual entitlements, customer churn and decreased demand for our Virtual Conference product, offset in part by new customer contracts and contract expansions within existing customers.
Dollar-Based Net Retention Rate
We believe NRR is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and organically grow revenue from our customers. Our NRR as of a specified period end is calculated by dividing current period ARR by prior period ARR. Prior period ARR is the ARR for all engagement platform customers as of twelve months prior to such period end. Current period ARR is the ARR for the same customers as of the specified period end. Our NRR includes the effect of any customer renewals, expansion, contraction and churn but excludes ARR from customers that were acquired in the twelve months prior to the specified period end. Our NRR is subject to adjustment for mergers, acquisitions, dispositions and similar transactions involving our customers. Our NRR was 82%, 87% and 97% as of December 31, 2023, 2022 and 2021, respectively, and our NRR for Core Platform was 84%, 90% and 99%, respectively. The decrease in NRR from 2023 to 2022 was primarily driven by elevated churn from existing customers rationalizing their expansions as well as lower expansion opportunities from existing customers given the impact of the macro-economic environment during 2023.
Customers Contributing $100,000 or More to ARR
As of December 31, 2023, 2022 and 2021, we had 325, 345 and 366 $100k Customers, respectively, demonstrating our penetration of larger organizations. The decrease in ARR contribution from our $100k customers since 2021 has primarily been driven by lower value contract renewals and fewer new customer acquisitions in the period.
Components of Results of Operations
Revenue
Subscription and Other Platform Revenue
Subscription and other platform revenue primarily consists of subscription fees from customer agreements to access our platform for digital engagement. Our customers do not have the ability to take possession of our software. We recognize subscription revenue on a straight-line basis over the term of the contract beginning on the date access to our platform is granted. Subscription and other platform revenue also includes usage fees from customers who acquire incremental capacity during their contract term. We recognize usage fees on a straight-line basis over the remaining term of the subscription contract, beginning when usage occurs. We expect our subscription revenue to fluctuate from period to period, depending on our ability to attract new customers, retain our existing customers, and increase usage of our platform and products by our existing customers.
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
Operating Expenses
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related expenses, including stock-based compensation directly associated with our sales and marketing organization. Other sales and marketing expenses include promotional events to promote our brand, such as awareness programs, digital programs, trade shows and our annual user conference, software license expenses and allocated overhead. Sales commissions that are directly related to acquiring customer contracts, as well as associated payroll taxes, are deferred upon execution of a contract with a customer, and subsequently amortized to sales and marketing expense. Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years, as we specifically anticipate renewals of the customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. We believe it is important to continue investing in sales and marketing to continue to generate revenue growth. Accordingly, we expect sales and marketing expenses to increase in absolute dollars over the long term but may decrease in the near term due to active cost management. We expect such expenses will fluctuate as a percentage of revenue in the near and long term as we continue to support our growth initiatives.
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
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses, including stock-based compensation, salaries and benefits for our personnel in executive, finance, legal and human resources organizations. In addition, these expenses include external legal costs, accounting and other consulting services, bad debt expense and allocated overhead. We expect general and administrative expenses to increase in absolute dollars in the long term but may fluctuate in the near term due to active cost management. We expect such expenses will fluctuate as a percentage of revenue in the near and long term.
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
The following tables set forth selected consolidated statements of operations data for each of the periods presented:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Revenue:
Subscription and other platform	$149,882	$171,841	$175,876
Professional services	13,826	19,031	27,737
Total revenue	163,708	190,872	203,613
Cost of revenue:
Subscription and other platform(1)(4)	34,751	39,241	33,400
Professional services (1)(4)	11,512	13,544	13,965
Total cost of revenue	46,263	52,785	47,365
Gross profit	117,445	138,087	156,248
Operating expenses:
Sales and marketing(1)(4)	89,200	109,599	104,063
Research and development(1)(2)(4)	41,122	44,102	34,835
General and administrative(1)(3)(4)	49,124	43,969	40,940
Total operating expenses	179,446	197,670	179,838
Loss from operations	(62,001)	(59,583)	(23,590)
Interest expense	93	181	464
Other (income) expense, net	(11,303)	(2,514)	487
Loss before provision for (benefit from) income taxes	(50,791)	(57,250)	(24,541)
Provision for (benefit from) income taxes	995	958	(285)
Net loss	$(51,786)	$(58,208)	$(24,256)

(1)Includes stock-based compensation as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Cost of revenue
Subscription and other platform	$2,814	$3,375	$1,897
Professional services	545	676	382
Total cost of revenue	3,359	4,051	2,279
Sales and marketing	13,974	14,304	8,806
Research and development	9,126	7,958	4,402
General and administrative	18,558	12,230	10,163
Total stock-based compensation expense	$45,017	$38,543	$25,650

(2)Research and development expense includes amortization of acquired intangible asset of $558 thousand for 2023, $434 thousand for 2022 and nil for 2021.
(3)General and administrative expense for 2023 includes professional advisory expenses associated with activism defense and related costs of $2,656 thousand.

(4)The results of operations include restructuring costs, which primarily represent severance and related expense due to restructuring activities, and impairment charges on our headquarters lease, as follows. See Note 17 for additional information.

	Year ended December 31, 2023			Year ended December 31, 2022
	Severance and Related Charges(1)	Lease Impairment Charges	Total	Severance and Related Charges	Lease Impairment Charges	Total

	(in thousands)
Cost of revenue
Subscription and other platform	$2,215	$108	$2,323	$363	$—	$363
Professional services	149	119	268	27	—	27
Total cost of revenue	2,364	227	2,591	390	—	390
Sales and marketing	2,246	256	2,502	1,146	—	1,146
Research and development	1,397	569	1,966	86	—	86
General and administrative	391	409	800	37	—	37
Total restructuring costs	$6,398	$1,461	$7,859	$1,659	$—	$1,659

Comparison of the Year Ended Months Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$149,882	92%	$171,841	90%	$(21,959)	(13)%
Professional services	13,826	8%	19,031	10%	(5,205)	(27)%
Total revenue	$163,708	100%	$190,872	100%	$(27,164)	(14)%

	Year Ended December 31,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Core Platform
Subscription and other platform	$145,223	89%	$160,772	84%	$(15,549)	(10)%
Professional services	12,876	8%	17,029	9%	(4,153)	(24)%
Total core platform revenue	158,099	97%	177,801	93%	(19,702)	(11)%
Virtual Conference
Subscription and other platform	4,659	3%	11,069	6%	(6,410)	(58)%
Professional service	950	—%	2,002	1%	(1,052)	(53)%
Total virtual conference revenue	5,609	3%	13,071	7%	(7,462)	(57)%
Total revenue	$163,708	100%	$190,872	100%	$(27,164)	(14)%

Total revenue decreased $27.2 million, or 14%, in 2023 compared 2022. Revenue excluding our Virtual Conference product decreased $19.7 million, or 11%, in 2023 compared to 2022. We continue to see less demand for our Virtual Conference product and we have deemphasized this product.
Subscription and other platform revenue decreased $22.0 million in 2023 compared to 2022. Subscription and other platform revenue excluding our Virtual Conference product decreased $15.5 million in 2023 compared to 2022. The decrease was primarily due to lower net customers and reduced ARR as discussed in the section titled “Key Business Metrics.”
Professional services revenue decreased $5.2 million in 2023 compared to 2022. Professional services revenue excluding our Virtual Conference product decreased $4.2 million in 2023 compared to 2022. The decrease was primarily due to more customers electing to be “self-service” and not utilize our professional services offerings.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$34,751	21%	$39,241	21%	$(4,490)	(11)%
Professional services	11,512	7%	13,544	7%	(2,032)	(15)%
Total cost of revenue	$46,263	28%	$52,785	28%	(6,522)	(12)%
Gross profit	$117,445	72%	$138,087	72%	(20,642)	(15)%
Gross margin	72%		72%
Cost of Revenue
Cost of revenue decreased $6.5 million, or 12%, in 2023 compared 2022, primarily reflecting the result of our active cost management and headcount reduction related to our restructuring activities that began in the second half of 2022. We anticipate the restructuring activities to continue in the first quarter of 2024.
Gross Margin
Gross margin for 2023 remained flat compared to 2022. While we made cost reductions across our business starting in the second half of 2022, we continued to invest in our cloud infrastructure capabilities to support our business needs.
We expect gross margin for 2024 to be relatively consistent with 2023. We have continued to increase our utilization of the public cloud for our newer product offerings while we actively manage costs given the current macro-economic environment.
Operating Expenses
Sales and Marketing

	Year Ended December 31,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$89,200	54%	$109,599	57%	$(20,399)	(19)%
Sales and marketing expense decreased $20.4 million, or 19%, in 2023, compared to 2022. The decrease was primarily attributable to a decrease in personnel-related expenses of $13.1 million due to headcount reduction related to our restructuring activities that began in the second half of 2022. The remainder of the decrease was primarily driven by our active cost management given the current macro-economic environment.
We expect our sales and marketing expense to decrease in absolute dollars in 2024 as we continue to support demand for our digital experiences and the development of the next generation intelligent engagement platform while tightening our sales and marketing spend given the current macro-economic environment.

Research and Development

	Year Ended December 31,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Research and development	$41,122	25%	$44,102	23%	$(2,980)	(7)%
Research and development expense decreased $3.0 million, or 7%, in 2023 compared to 2022. The decrease was primarily attributable to our active cost management and headcount reduction related to our restructuring activities that began in the second half of 2022, offset in part by the increased stock-based compensation expense of $1.2 million. We have been applying a disciplined approach to focus our investments on research and development areas that offer the greatest opportunities, including our investments in generative AI capabilities for our product offering such as ACE, as we expand our platform and bring new products to the market.
We expect our research and development expense to decrease moderately in absolute dollars in 2024 as we focus on further developing our platform and infrastructure while we actively manage costs given the current macro-economic environment.
General and Administrative

	Year Ended December 31,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$49,124	30%	$43,969	23%	$5,155	12%
General and administrative expense increased $5.2 million, or 12%, in 2023 compared to 2022. Excluding the $6.3 million increase of stock-based compensation expense, general and administrative expense decreased $1.1 million compared to 2022. The decrease was primarily attributable to our active cost management and headcount reduction related to our restructuring activities that began in the second half of 2022. The decrease in general and administrative expense in 2023 was partially offset by the $2.7 million professional advisory expenses associated with activism defense we incurred in the first half of 2023.
We expect our general and administrative expense to decrease modestly in absolute dollars in 2024 as we continue to actively manage costs given the current macro-economic environment.
Interest Expense

	Year Ended December 31,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$93	—%	$181	—%	$(88)	(49%)
Interest expense for 2023 remained relatively flat in absolute dollars compared to 2022.

Other Income, Net

	Year Ended December 31,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income, net	$(11,303)	(7)%	$(2,514)	(1)%	$8,789	350%
The change in other income, net for 2023 compared to 2022 was primarily driven by the increase in investment income. See Note 13 for additional information.
Provision for Income Taxes

	Year Ended December 31,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Provision for income taxes	$995	1%	$958	1%	$37	4%
Provision for income taxes remained relatively flat in absolute dollars compared to 2022.
Liquidity and Capital Resources
As of December 31, 2023, we had cash, cash equivalents and marketable securities of $198.7 million. Our investments generally consist of money market mutual funds, certificates of deposit, U.S. Treasury securities, U.S. Agency securities and debt securities, all of which are available for use in our current operations. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We have historically funded our liquidity requirements through sales of convertible preferred stock, cash generated from our operations, borrowings and availability under our revolving credit facility, and most recently through our IPO in February 2021.
In the first quarter of 2023, our board of directors authorized a $125 million capital return program which replaced the prior share repurchase program. Pursuant to the capital return program in May 2023, our board of directors declared a one-time special cash dividend of $1.09 per share, which was paid in June 2023 in an aggregate amount of $49.9 million (the “Special Dividend”). The remaining $75 million of capital return was effected through open market share repurchases. In 2023, we spent a total of $74.6 million on share repurchases (including commissions). In the first quarter of 2024 we completed the remainder of capital return program.
We substantially completed our 2022 cost reduction plan during the first quarter of 2023. In an ongoing effort to streamline our organization, we have pursued additional reductions in our workforce and other charges in 2023 to further reduce our cost structure. As of December 31, 2023, our full-time headcount decreased by approximately 28% from December 31, 2022. Additionally, we incurred aggregate restructuring and other charges of $7.9 million in 2023, primarily related to severance and one-time termination benefits and impairment charges on our headquarters lease. See Note 17 to the consolidated financial statements for further information. We expect to incur additional restructuring costs of $0.6 million to $0.9 million in the first quarter of 2024 related to our ongoing cost reduction efforts and may incur additional costs in future periods for restructuring activities.
Our principal uses of cash in recent periods have been to fund our operations, invest in research and development, purchase investments and to a lesser extent fund share repurchases and strategic transactions.
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

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash (used in) provided by operating activities	$(12,202)	$(20,461)	$5,189
Net cash provided by (used in) investing activities	$162,315	$(88,981)	$(219,190)
Net cash (used in) provided by financing activities	$(124,183)	$(28,618)	$320,514
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
Net cash used in operating activities is primarily impacted by our net loss adjusted for certain non-cash items such as stock-based compensation, depreciation and amortization, amortization of deferred contract acquisition costs, amortization (accretion) on marketable securities, as well as the effect of changes in operating assets and liabilities. Our cash flows from operating activities used net cash of $12.2 million in 2023 compared to $20.5 million in 2022, resulting in a decrease of cash outflow of $8.3 million. The decrease was primarily attributable to the $6.4 million decrease in net loss and $2.3 million increase in non-cash expenses, partially reduced by the $0.5 million unfavorable changes in operating assets and liabilities between the periods. In 2023, we made total restructuring related payments of $6.5 million compared to $1.5 million in 2022. See Note 17 for additional information.
The total non-cash adjustments for 2023 was $64.7 million compared to $62.4 million for 2022, reflecting a $2.3 million favorable change of non-cash adjustment.
Working capital used cash of $25.2 million in 2023 compared to $24.7 million in 2022, an increase of cash outflow of $0.5 million. This unfavorable change in working capital was impacted by, among other items, the timing of vendor payments and prepayment as well as the timing of cash receipts from customers.
Investing Activities
Net cash provided by investing activities for 2023 was $162.3 million compared to used cash of $89.0 million for 2022. The favorable change was primarily driven by an increase in proceeds from maturities and sales of marketable securities of $226.1 million and a decrease in purchases of marketable securities of $21.2 million.
Our most significant capital expenditures have been investments in our equipment to support ongoing operations. We expect our capital investment to continue in the future.
Financing Activities
Net cash used in financing activities for 2023 was $124.2 million compared to $28.6 million for 2022. The increase in cash outflow was primarily driven by the $49.9 million payment of the one-time special dividend in the second quarter of 2023 and $45.4 million of increased spending on our share repurchases during the period.
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

Outstanding principal amounts on the revolving credit facility incur interest at a rate equal to Comerica Bank’s prime referenced rate, as defined in the loan agreement. The referenced prime rate was 8.50% as of December 31, 2023 and 7.50% as of December 31, 2022.
As of December 31, 2023, we had not drawn down on our line of credit under the revolving credit facility.
Commitments and Contractual Obligations
The following table summarizes our non-cancelable contractual obligations as of December 31, 2023 (in thousands):

	Payments Due by Period
	Total	2024	2025 to 2026	2027 to 2028	2029 and Thereafter
Operating lease obligations	$5,470	$2,933	$2,503	$34	$—
Finance lease obligations	128	128	—	—	—
Equipment loans	72	72	—	—	—
Purchase commitments(1)	3,585	2,259	1,211	115	—
Other(2)	833	476	265	92	—
Total	$10,088	$5,868	$3,979	$241	$—

(1)Amounts primarily represent our off-balance sheet commitments under various software license and co-location facilities and services agreements. See Note 10 to consolidated financial statements for additional information.
(2)Amounts represent our recognized commitments under various software license agreements and are included in our accrued liabilities and other long term liabilities on our consolidated balance sheets.
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
Revenue Recognition
Revenue recognition requires judgment, especially for our contracts that include multiple performance obligations, or deliverables, such as contracts that include promises to transfer multiple services through access to our platform, and professional services. A performance obligation is a promise in a contract with a customer to transfer products or services that are distinct. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require judgment.
For contracts with multiple platform services, we evaluate whether the individual services qualify as distinct performance obligations. In our assessment of whether a service is a distinct performance obligation, we determine whether the customer can benefit from the service on its own or with other readily available resources and whether the service is separately identifiable from other services in the contract. This evaluation requires us to assess the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated, highly interrelated or significantly modify each other, which may require judgment based on the facts and circumstances of the contract.
We also provide professional services, which include consulting services, such as experience management, monitoring and production services, implementation services and premium support services. In determining whether professional services are distinct, we consider the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services and the contractual dependence of the service on the customer’s satisfaction with the professional services work. Professional services are generally considered distinct from the access to our digital engagement platform.
The determination of SSP for each distinct performance obligation requires judgement. The SSP is the price at which we would sell a promised good or service separately to a customer. In instances where we do not sell or price a product or service separately, we estimate the standalone selling price by considering available information, such as market conditions, internally approved pricing guidelines and internal discounting tables. Based on these results, we estimate SSP for each distinct product or service delivered to customers. As our go-to-market strategies evolve, we may modify our pricing strategies in the future, which could result in changes to SSP.
Stock-Based Compensation
We issue stock-based compensation awards to employees in the form of restricted stock and stock options. We measure stock-based compensation expense related to these awards based on the fair value of the awards on grant date. For time-based awards, we recognize stock-based compensation on a straight-line basis over the requisite service period, which generally equals the vesting period. For market-performance based awards, we recognize stock-based compensation ratably over the requisite service period, which generally equals the performance period. We account for forfeited awards as they occur.
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

•Expected Volatility. As we do not have a trading history for our common stock prior to the IPO, the expected volatility was estimated by taking the average historic price volatility for industry peers, consisting of several public companies in our industry which are either similar in size, stage of life cycle, or financial leverage or market capitalization, over a period equivalent to the expected term of the awards. For market performance-based restricted stock awards granted since 2022, the expected volatility is estimated using a weighting of our historical volatility and the historical volatility of a peer group of publicly traded companies.
•Expected Dividend Yield. Other than the one-time special dividend in 2023, we have never declared or paid any cash dividends and have no plan to do so in the foreseeable future. As a result, an expected dividend yield of zero percent was used.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue are denominated in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, the United Kingdom, Australia, Singapore, Japan and Norway. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for the years ended December 31, 2023, 2022 and 2021. We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
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
The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of December 31, 2023 (in thousands):

	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value as of December 31, 2023	50 BPS	100 BPS	150 BPS
Marketable securities	$146,778	$146,351	$145,924	$145,497	$145,070	$144,643	$144,216

Item 8. Financial Statements and Supplemental Date.

ON24, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ON24, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of ON24, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
San Francisco, California
March 13, 2024

ON24, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$53,209	$26,996
Marketable securities	145,497	301,125
Accounts receivable, net of allowances and reserves of $3,621 and $2,930 as of December 31, 2023 and December 31, 2022, respectively	37,939	43,757
Deferred contract acquisition costs, current	12,428	13,136
Prepaid expenses and other current assets	4,714	6,281
Total current assets	253,787	391,295
Property and equipment, net	5,371	7,212
Operating right-of-use assets	2,981	5,606
Intangible asset, net	1,305	1,979
Deferred contract acquisition costs, non-current	15,756	17,773
Other long-term assets	1,102	1,608
Total assets	$280,302	$425,473
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,914	$4,611
Accrued and other current liabilities	16,907	18,465
Deferred revenue	74,358	83,453
Finance lease liabilities, current	127	1,554
Operating lease liabilities, current	2,779	2,648
Total current liabilities	96,085	110,731
Operating lease liabilities, non-current	2,483	5,040
Other long-term liabilities	1,517	1,741
Total liabilities	100,085	117,512
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value per share; 500,000,000 shares authorized as of December 31, 2023 and 2022; 41,189,321 and 47,554,801 shares issued and outstanding as of December 31, 2023 and 2022, respectively	4	5
Additional paid-in capital	485,291	562,555
Accumulated deficit	(305,513)	(253,727)
Accumulated other comprehensive income (loss)	435	(872)
Total stockholders’ equity	180,217	307,961
Total liabilities and stockholders’ equity	$280,302	$425,473

See accompanying notes to consolidated financial statements.

ON24, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue
Subscription and other platform	$149,882	$171,841	$175,876
Professional services	13,826	19,031	27,737
Total revenue	163,708	190,872	203,613
Cost of revenue
Subscription and other platform	34,751	39,241	33,400
Professional services	11,512	13,544	13,965
Total cost of revenue	46,263	52,785	47,365
Gross profit	117,445	138,087	156,248
Operating expenses
Sales and marketing	89,200	109,599	104,063
Research and development	41,122	44,102	34,835
General and administrative	49,124	43,969	40,940
Total operating expenses	179,446	197,670	179,838
Loss from operations	(62,001)	(59,583)	(23,590)
Interest expense	93	181	464
Other (income) expense, net	(11,303)	(2,514)	487
Loss before provision for (benefit from) income taxes	(50,791)	(57,250)	(24,541)
Provision for (benefit from) income taxes	995	958	(285)
Net loss	(51,786)	(58,208)	(24,256)
Cumulative preferred dividends allocated to preferred stockholders	—	—	(558)
Net loss attributable to common stockholders	$(51,786)	$(58,208)	$(24,814)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.16)	$(1.23)	$(0.57)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	44,644,792	47,486,225	43,562,604

See accompanying notes to consolidated financial statements.

ON24, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(51,786)	$(58,208)	$(24,256)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	73	(143)	185
Unrealized gain (loss) on available for sale debt securities, net of tax	1,234	(494)	(514)
Total other comprehensive income (loss)	1,307	(637)	(329)
Total comprehensive loss	$(50,479)	$(58,845)	$(24,585)

See accompanying notes to consolidated financial statements.

ON24, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Convertible Preferred Stock		Redeemable convertible preferred stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	21,683,548	$83,857	5,543,918	$70,000	10,896,137	$1	$27,512	$(171,263)	$94	$(143,656)
Conversion of convertible preferred stock and redeemable convertible preferred stock to common stock upon initial public offering	(21,683,548)	(83,857)	(5,543,918)	(70,000)	27,227,466	3	153,854	—	—	153,857
Issuance of common stock upon initial public offering, net of underwriting discounts and other offering costs	—	—	—	—	7,599,928	1	347,780	—	—	347,781
Repurchase of common stock	—	—	—	—	(428,218)	—	(7,228)	—	—	(7,228)
Issuance of common stock upon exercise of stock options	—	—	—	—	2,226,932	—	5,825	—	—	5,825
Issuance of common stock upon release of restricted stock units	—	—	—	—	130,074	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan (“ESPP”)	—	—	—	—	75,027	—	1,054	—	—	1,054
Payment for employee tax withholding upon net share settlement on equity awards	—	—	—	—	—	—	(3,608)	—	—	(3,608)
Stock-based compensation expense	—	—	—	—	—	—	25,650	—	—	25,650
Other comprehensive loss	—	—	—	—	—	—	—	—	(329)	(329)
Net loss	—	—	—	—	—	—	—	(24,256)	—	(24,256)
Balance as of December 31, 2021	—	$—	—	$—	47,727,346	$5	$550,839	$(195,519)	$(235)	355,090
Repurchase of common stock	—	—	—	—	(2,460,361)	—	(29,127)	—	—	(29,127)
Issuance of common stock upon exercise of stock options	—	—	—	—	1,107,471	—	2,474	—	—	2,474
Issuance of common stock upon release of restricted stock units	—	—	—	—	980,110	—	—	—	—	—
Issuance of common stock under ESPP	—	—	—	—	200,235	—	1,582	—	—	1,582
Payment for employee tax withholding upon net share settlement on equity awards	—	—	—	—	—	—	(1,756)	—	—	(1,756)
Stock-based compensation expense	—	—	—	—	—	—	38,543	—	—	38,543
Other comprehensive loss	—	—	—	—	—	—	—	—	(637)	(637)
Net loss	—	—	—	—	—	—	—	(58,208)	—	(58,208)
Balance as of December 31, 2022	—	$—	—	$—	47,554,801	$5	$562,555	$(253,727)	$(872)	307,961
Cash dividend declared ($1.09 per share)	—	—	—	—	—	—	(49,872)	—	—	(49,872)
Repurchase of common stock	—	—	—	—	(9,762,758)	(1)	(74,568)	—	—	(74,569)
Excise taxes on repurchase of common stock	—	—	—	—	—	—	(486)	—	—	(486)
Issuance of common stock upon exercise of stock options	—	—	—	—	873,389	—	1,637	—	—	1,637
Issuance of common stock upon release of restricted stock units	—	—	—	—	2,364,353	—	—	—	—	—
Issuance of common stock under ESPP	—	—	—	—	159,536	—	1,008	—	—	1,008
Stock-based compensation expense	—	—	—	—	—	—	45,017	—	—	45,017
Other comprehensive income	—	—	—	—	—	—	—	—	1,307	1,307
Net loss	—	—	—	—	—	—	—	(51,786)	—	(51,786)
Balance as of December 31, 2023	—	$—	—	$—	41,189,321	$4	$485,291	$(305,513)	$435	$180,217

See accompanying notes to consolidated financial statements.

ON24, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(51,786)	$(58,208)	$(24,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,360	5,416	4,592
Stock-based compensation expense	45,017	38,543	25,650
Amortization of deferred contract acquisition costs	15,589	15,665	15,248
Provision for allowance for doubtful accounts and billing reserves	3,059	1,918	2,943
Non-cash lease expense	1,710	1,962	—
Accretion of marketable securities	(7,716)	(1,242)	504
Lease impairment charge	1,461	—	—
Other	244	159	(1)
Changes in operating assets and liabilities:
Accounts receivable	2,759	482	(443)
Deferred contract acquisition costs	(12,864)	(13,766)	(18,775)
Prepaid expenses and other assets	2,061	2,298	(4,617)
Accounts payable	(2,897)	1,533	(1,247)
Accrued liabilities	(1,999)	30	2,311
Deferred revenue	(9,095)	(12,807)	3,985
Other liabilities	(3,105)	(2,444)	(705)
Net cash (used in) provided by operating activities	(12,202)	(20,461)	5,189
Cash flows from investing activities:
Purchase of property and equipment	(2,183)	(3,697)	(3,564)
Acquisition, net of cash acquired	—	(2,495)	—
Purchase of marketable securities	(276,210)	(297,405)	(235,805)
Proceeds from maturities of marketable securities	422,969	194,372	20,179
Proceeds from sale of marketable securities	17,739	20,244	—
Net cash provided by (used in) investing activities	162,315	(88,981)	(219,190)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts	—	—	353,397
Proceeds from exercise of stock options	1,422	2,785	5,514
Proceeds from issuance of common stock under ESPP	1,008	1,582	1,054
Payment of tax withholding obligations related to net share settlements on equity awards	—	(1,756)	(3,608)
Payment for repurchase of common stock	(74,569)	(29,127)	(7,228)
Payment of cash dividend	(49,872)	—	—
Repayment of equipment loans and borrowings	(236)	(270)	(22,597)
Repayment of finance lease obligations	(1,533)	(1,832)	(2,304)
Payments of offering costs	—	—	(3,714)
Acquisition holdback payment	(403)	—	—
Net cash (used in) provided by financing activities	(124,183)	(28,618)	320,514
Effect of exchange rate changes on cash, cash equivalents and restricted cash	199	186	185
Net increase (decrease) in cash, cash equivalents and restricted cash	26,129	(137,874)	106,698
Cash, cash equivalents and restricted cash, beginning of period	27,169	165,043	58,345
Cash, cash equivalents and restricted cash, end of period	$53,298	$27,169	$165,043
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$53,209	$26,996	$164,948
Restricted cash included in other assets, non-current	89	173	95
Total cash, cash equivalent, and restricted cash	$53,298	$27,169	$165,043
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$1,231	$382	$337
Cash paid for interest	$50	$148	$652
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under finance leases	$—	$—	$1,586
Equipment purchased funded by liabilities	$—	$—	$391
Property and equipment purchased not yet paid	$1,241	$163	$419
Conversion of convertible preferred stock and redeemable convertible preferred stock to common stock	$—	$—	$153,857
Option exercises not yet settled	$215	$—	$311
Non-cash options exercise	$—	$488	$—
Holdback liability related to acquisition	$—	$500	$—
See accompanying notes to consolidated financial statements.

ON24, Inc.
Notes to Consolidated Financial Statements
Note 1. Description of Business and Significant Accounting Policies
Description of Business
ON24, Inc. and its subsidiaries (together, ON24 or the Company) provides a leading, cloud-based intelligent engagement platform that combines best-in-class experiences with personalization and content, to enable sales and marketing organizations to capture and act on connected insights at scale. The Company’s platform’ offers a portfolio of interactive and hyper-personalized digital experience products that creates and captures actionable, real-time data at scale from millions of professionals to provide businesses with buying signals and behavioral insights to efficiently convert prospects into customers The Company was incorporated in the state of Delaware in January 1998 as NewsDirect, Inc. and in December 1998 changed its name to ON24, Inc. The Company is headquartered in San Francisco, California.
Initial Public Offering
On February 5, 2021, the Company closed its initial public offering (“IPO”) of 7,599,928 shares of its common stock at a public offering price of $50 per share for net proceeds of approximately$347.8 million, after deducting the underwriting discount of approximately $26.6 million and other offering costs of approximately $5.6 million. The shares of common stock sold in the IPO and the net proceeds from the IPO included the full exercise of the underwriters’ option to purchase additional shares.
Upon the closing of the IPO, all of the Company's outstanding shares of Class A-1 and Class A-2 convertible preferred stock and Class B and Class B-1 redeemable convertible preferred stock were automatically converted into an aggregate of 27,227,466 shares of common stock on a one-for-one basis.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of ON24 Inc. and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions include, but are not limited to, the determination of standalone selling price for the Company’s performance obligations, the expected benefit period for deferred contract acquisition costs, the allowance for doubtful accounts and billing reserves, the useful lives of long-lived assets and the assumptions used to measure stock-based compensation. Actual results could differ materially from these estimates.
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
Marketable Securities
The Company classifies its investments in debt securities as available-for-sale at the time of purchase since it is intended that these investments are available for current operations. Marketable securities are carried at fair value.

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
Financial instruments consist of cash and cash equivalents, restricted cash, marketable securities, accounts receivable and accounts payable. The Company’s investment portfolio consists of money market mutual funds and available for sale debt securities, which are carried at fair value.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets or asset groups for impairment whenever events indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. In 2023, the Company recorded impairment charges of $1.5 million, primarily to its operating right-of-use (“ROU”) assets related to its headquarters lease. See Note 8 for additional information. There were no impairment charges recognized related to long-lived assets in 2022 and 2021.
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
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years as the Company specifically anticipates renewals of customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. The Company determines the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of its platform and related significant features. Amortization of deferred contract acquisition costs was $15.6 million, $15.7 million and $15.2 million for 2023, 2022 and 2021, respectively. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the consolidated statements of operations.
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
Advertising Costs
Advertising costs are expensed as incurred in sales and marketing expense in the consolidated statements of operations and amounted to $7.8 million, $14.8 million and $17.3 million for 2023, 2022 and 2021, respectively.
Leases
The Company determines if an arrangement is a lease at inception. Lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. The Company’s leases do not provide an implicit rate of return; therefore, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU asset is determined based on the lease liability initially established and reduced for any prepaid lease payments and any lease incentives received. The lease term to calculate the ROU asset and related lease liability may include options to extend or terminate the lease when the Company is reasonably certain that it will exercise the option.
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
The fair value of each restricted stock unit (“RSU”) is based on the fair value of the underlying common stock on the grant date.
The fair value of each market performance-based restricted stock unit (“PSU”) is estimated on the grant date using a Monte Carlo simulation which factors in the number of awards to be earned based on the achievement of the market condition. This model simulates the various stock price movements of the Company and the constituent company of the benchmark index using certain assumptions such as stock price volatility, risk-free interest rate and expected dividend yield. Compensation cost is recognized regardless of whether the market condition is ultimately satisfied.
The fair value of each option award and purchase right under the employee share purchase plan (“ESPP”) is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of assumptions, including the risk-free interest rates, the expected term of the option, the expected volatility of the Company’s stock price and the expected dividend yield.
The assumptions used to determine the fair value of the PSU and option awards are highly subjective and represent management’s best estimates. These estimates involve inherent uncertainties and application of management’s judgement.
Foreign Currency
The functional currencies of the Company’s foreign subsidiaries are each country’s local currency. Assets and liabilities of the subsidiaries are translated into U.S. dollars at exchange rates in effect at the reporting date. Amounts classified in stockholders’ deficit are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss). Foreign currency transaction gains or losses, whether realized or unrealized, are reflected in the consolidated statements of operations within other (income) expense, net. See Note 13 for additional information.
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
Recently Adopted Accounting Standards
In June 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments Topic 326: Credit Losses Measurement of Credit Losses on Financial Instruments, as amended, which requires an entity to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts utilizing a new impairment model known as the current expected credit loss (“CECL”) model. This new standard also requires credit losses related to available for sale debt securities to be recorded as an allowance through net income rather than by reducing the carrying amount under the other-than-temporary-impairment model. The Company adopted ASU No. 2016-13 on January 1, 2023 and the impact of the adoption was not material to the Company’s consolidated financial statements and related disclosures.
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands income tax disclosure to require consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid. This ASU is effective with the Company’s 2026 reporting period, with early application permitted. The Company is currently assessing the impact of the requirements and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This ASU is effective beginning with the Company’s 2024 annual reporting period. Early adoption is permitted and the amendments must be applied retrospectively to all prior periods presented. The Company is currently assessing the impact of the requirements and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and disclosures.
Note 2. Revenue
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic region based on the shipping address of customers (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$126,147	$144,869	$150,579
EMEA	27,636	31,309	36,788
Other	9,925	14,694	16,246
Total revenue	$163,708	$190,872	$203,613

The following table summarizes the foreign countries which contributed 10% or more of the total revenue (in thousands):

	Year Ended December 31,
	2023	2022	2021
United Kingdom	*	*	10%

*	Represent less than 10% of total revenue
No single customer accounted for 10% or more of the total revenue during 2023, 2022 and 2021. Additionally, no single customer accounted for 10% or more of accounts receivable as of December 31, 2023 and 2022.
Contract Balances
Accounts receivable: The Company records accounts receivable when the Company has a contractual right to consideration. In some arrangements, a right to consideration for the Company’s performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled receivable. As of December 31, 2023 and 2022, unbilled receivables were included within accounts receivable, net of allowance for doubtful accounts and billing reserves on the consolidated balance sheets and were not material.
Contract assets: The Company records a contract asset when the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. Contract assets are included in prepaid expenses and other current assets in the consolidated balance sheets and were not material as of December 31, 2023 and 2022.
Contract liabilities: The Company defers its revenue when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized during the following 12-month period and the remaining portion is recorded as noncurrent, which is included in other long-term liabilities on the consolidated balance sheet. The amount of revenue recognized in 2023 that was included in deferred revenue at the beginning of the period was $78.5 million.
Remaining Performance Obligations
The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company may bill for the full term in advance or on an annual, quarterly or monthly basis, depending on the terms of the agreement. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $134.4 million, which consists of both billed consideration in the amount of $75.0 million and unbilled consideration in the amount of $59.4 million that the Company expects to recognize as revenue. As of December 31, 2023, the Company expects to recognize 77% of its remaining performance obligations as revenue over the subsequent 12 months and the remainder thereafter.
Note 3. Marketable Securities
Marketable securities consisted of the following as of the periods presented (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. Treasury securities	$135,850	$271	$(40)	$136,081
U.S. Agency securities	5,906	—	(3)	5,903
Corporate debt securities	1,696	—	(1)	1,695
Commercial paper	1,819	—	(1)	1,818
Total marketable securities	$145,271	$271	$(45)	$145,497

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. Treasury securities	$219,895	$10	$(801)	$219,104
U.S. Agency securities	19,247	19	(2)	19,264
Certificates of deposit	26,624	4	(119)	26,509
Corporate debt securities	13,934	—	(86)	13,848
Commercial paper	22,433	10	(43)	22,400
Total marketable securities	$302,133	$43	$(1,051)	$301,125

The Company’s marketable securities have been classified as available for sale. All available for sale debt securities are available for use in current operations. Accordingly, they have been classified as current.
Marketable securities that have been in a continuous unrealized loss position consisted of the following as of the periods presented (in thousands):

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$60,150	$(40)	$—	$—	$60,150	$(40)
U.S. Agency securities	4,176	(3)	—	—	4,176	(3)
Corporate debt securities	1,695	(1)	—	—	1,695	(1)
Commercial paper	1,818	(1)	—	—	1,818	(1)
Total	$67,839	$(45)	$—	$—	$67,839	$(45)

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$116,161	$(151)	$77,173	$(650)	$193,334	$(801)
U.S. Agency securities	3,197	(2)	—	—	3,197	(2)
Certificates of deposit	22,402	(119)	—	—	22,402	(119)
Corporate debt securities	4,253	(13)	8,345	(73)	12,598	(86)
Commercial paper	12,853	(43)	—	—	12,853	(43)
Total	$158,866	$(328)	$85,518	$(723)	$244,384	$(1,051)

The Company periodically evaluates whether any security has experienced credit-related declines in fair value. The Company did not recognize any credit loss related to its available for sales debt securities during 2023, 2022.or 2021.
The amount of realized gains or losses from marketable securities that were reclassified out from accumulated other comprehensive income (loss) to other (income) expense, net was based on specific identification and such amount was immaterial in 2023 and 2022. The Company did not have such a transfer in 2021.

The following summarizes the remaining contractual maturities of the Company’s marketable securities as of December 31, 2023 (in thousands):

Fair Value
One year or less	$103,843
Over one year through three years	41,654
Total marketable securities	$145,497

Note 4. Fair Value Measurement
The following tables summarize the Company’s financial instruments recorded at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash equivalents - money market mutual funds	$33,952	$—	$—	$33,952
Marketable securities
U.S. Treasury securities	—	136,081	—	136,081
U.S. Agency securities	—	5,903	—	5,903
Corporate debt securities	—	1,695	—	1,695
Commercial paper	—	1,818	—	1,818
Total cash equivalents and marketable securities	$33,952	$145,497	$—	$179,449

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash equivalents - money market mutual funds	$5,608	$—	$—	$5,608
Marketable securities
U.S. Treasury securities	—	219,104	—	219,104
U.S. Agency securities	—	19,264	—	19,264
Certificates of deposit	—	26,509	—	26,509
Corporate debt securities	—	13,848	—	13,848
Commercial paper	—	22,400	—	22,400
Total cash equivalents and marketable securities	$5,608	$301,125	$—	$306,733

As of December 31, 2023 and 2022, the Company classified its cash equivalents within level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company classified its marketable securities within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded.

Note 5. Balance Sheets Components
Allowance for Doubtful Accounts and Billing Reserves
The following table presents the changes in the allowance for doubtful accounts as of the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of period	$1,900	$1,572	$1,139
Charges to general and administrative expenses	1,759	1,229	1,163
Write-offs and other adjustments	(1,098)	(901)	(730)
Balance, end of period	$2,561	$1,900	$1,572

In addition to the allowance for doubtful accounts, the Company maintains a billing reserve which represents potential billing adjustments that is recorded as a reduction of revenue. The Company’s billing reserve is based on known adjustments and an estimate using a percentage of revenue based on historical trends and experience.
The following table presents the changes in billing reserves as of the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of period	$1,030	$1,105	$1,034
Charges to revenue	1,300	689	1,780
Write-offs and other adjustments	(1,270)	(764)	(1,709)
Balance, end of period	$1,060	$1,030	$1,105

Property and Equipment, Net
Property and equipment, net consisted of the following as of the periods presented (in thousands):

	December 31, 2023	December 31, 2022
Computer, equipment and software(1)	$33,220	$31,243
Furniture and fixtures	1,091	1,071
Leasehold improvements	3,801	3,606
Property and equipment, gross	38,112	35,920
Less: Accumulated depreciation and amortization(2)	(32,741)	(28,708)
Property and equipment, net	$5,371	$7,212

(1)Includes assets recorded under finance leases of $1.7 million and $5.3 million as of December 31, 2023 and 2022, respectively.
(2)Includes amount for assets recorded under finance leases of $1.6 million and $4.0 million as of December 31, 2023 and 2022, respectively.

Depreciation and amortization expense for property and equipment was $4.8 million, $5.0 million and $4.6 million for 2023, 2022 and 2021, respectively.
The following table presents the property and equipment, net of depreciation and amortization, by geographic region as of the periods presented (in thousands):

	December 31, 2023	December 31, 2022
United States	$5,069	$6,449
EMEA	284	722
Other	18	41
Total property and equipment, net	$5,371	$7,212

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the periods presented (in thousands):

	December 31, 2023	December 31, 2022
Accrued compensation and benefits	$4,223	$5,390
Accrued bonus and commissions	7,095	6,814
Other	5,589	6,261
Accrued and other current liabilities	$16,907	$18,465

Note 6. Business Combination
In April 2022, the Company acquired Vibbio AS (“Vibbio”), a privately-held cloud video software company in Norway, for approximately $3.0 million in cash. The integration of Vibbio’s video capabilities across the ON24 platform is intended to allow customers to produce video content that creates more engagement, generates first-party data, and drives further personalization.
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
Note 7. Intangible Assets
The Company’s acquired intangible asset subject to amortization as of the periods presented was as follows (in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(992)	$1,708
Effect of foreign currency translation	(397)	(6)	(403)
Total	$2,303	$(998)	$1,305

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(434)	$2,266
Effect of foreign currency translation	(276)	(11)	(287)
Total	$2,424	$(445)	$1,979

The intangible asset is amortized on a straight-line basis over its useful life of 4 years. As of December 31, 2023, the intangible asset had a remaining amortization period of 2.3 years.
The amortization expense was $0.6 million, $0.4 million and nil for 2023, 2022 and 2021, respectively. The amortization expense was included in research and development in the consolidated statements of operations as the acquired technology is used to enhance our existing product capabilities.
The estimated future amortization expense for the intangible asset is as follows (in thousands):

2024	577
2025	575
2026	153
Total	$1,305

Note 8. Leases
The Company entered into operating leases primarily for office facilities and finance leases primarily for computer and network equipment purchases. These leases have terms generally ranging from 3 years to 12 years. The Company’s lease agreements generally do not contain any material variable lease payments, residual value guarantees or restrictive covenants.
The Company ceased to use a portion of its headquarters space since the second quarter of 2023,and has been actively marketing such space for sublease. In 2023, the Company recorded impairment charges of $1.5 million on its headquarters lease, primarily on the operating ROU assets due to vacating the sublease space. See Note 17 for additional information.
The balance sheet classification of the Company’s right-of-use assets and lease liabilities as of the periods presented was as follows (in thousands):

Leases	Classification	December 31, 2023	December 31, 2022
Non-Current Assets
Finance lease assets	Property, plant and equipment, net	$67	$1,308
Operating lease assets	Operating right-of-use asset	2,981	5,606
Total lease assets		$3,048	$6,914
Current Liabilities
Finance	Finance lease liabilities, current	$127	$1,554
Operating	Operating lease liabilities, current	2,779	2,648
Non-Current Liabilities
Finance	Other long-term liabilities	—	91
Operating	Operating lease liabilities	2,483	5,040
Total lease liabilities		$5,389	$9,333

The components of lease cost were as follows (in thousands):

		Year Ended December 31,
Lease Cost	Classification	2023	2022
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$547	$1,751
Interest on finance lease liabilities	Interest expense	35	115
Operating lease cost(1)	Selling, general and administrative expenses	1,955	2,288
Variable lease cost	Selling, general and administrative expenses	483	380
Total lease cost		$3,020	$4,534

(1)Operating lease cost does not include the impairment charges of $1.2 million incurred in 2023 on the operating ROU assets related to the Company’s headquarters lease.
The undiscounted future lease payments under the lease liabilities as of December 31, 2023 were as follows (in thousands):

Maturity of Lease Liabilities	Finance Lease	Operating Lease
2024	128	2,933
2025	—	2,349
2026	—	154
2027	—	34
Total lease payments	128	5,470
Less imputed interest	(1)	(208)
Present value of lease liabilities	$127	$5,262

The weighted-average lease term and discount rate as of the periods presented were as follows:

	December 31, 2023
	Finance Lease	Operating Lease
Weighted-average remaining lease term	0.3 years	1.9 years
Weighted-average discount rate	3.34%	4.13%

	December 31, 2022
	Finance Lease	Operating Lease
Weighted-average remaining lease term	1.0 year	2.8 years
Weighted-average discount rate	4.39%	3.91%
Supplemental cash flow information was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$2,933	$2,521
Financing cash used by finance leases	1,533	1,832
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases - adoption	—	7,246
Operating leases	224	357
Finance leases	—	—
Note 9. Credit Facility
In September 2021, the Company amended its revolving line of credit with a financial institution effective August 2021, which increased the Company's borrowing capacity to a maximum of $50.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows the Company to borrow up to $50.0 million if the Company maintains at least $100.0 million on deposit at the institution. If such deposit is less than $100.0 million, the Company may borrow up to the lesser of $50.0 million or an amount determined by the Company's trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate, as defined by the agreement. As of December 31, 2023, the Company had not drawn down on its line of credit and has a borrowing capacity of $50.0 million. The terms of the agreement permit voluntary prepayment without premium or penalty. The revolving credit facility matures in August 2024 and is secured by substantially all of the Company’s assets. The outstanding principal balance on the revolving line of credit, if any, is due at maturity. The Company is required to pay quarterly in arrears a commitment fee of 0.15% per annum on the undrawn portion available under the revolving line of credit. As of December 31, 2023, the Company had an outstanding standby letter of credit of $1.2 million as a guarantee for a leased space.
Interest on the revolving credit facility is payable monthly in arrears at a rate equal to the lender’s prime referenced rate as defined in the agreement. The prime referenced rate was 8.50% as of December 31, 2023 and 7.50% as of December 31, 2022.
The revolving credit facility is subject to certain restrictions and financial covenants, including the requirement of maintaining a minimum debt to EBITDA ratio when the Company’s current portion of the total borrowing exceeds $5.0 million and the Company fails to maintain $100.0 million in deposits. As of December 31, 2023, the Company was not subject to the financial covenant as the Company had not drawn down from its line of credit. In addition, the revolving line of credit agreement restricts the Company from paying dividends without prior approval from the financing institution. In April 2023, the Company further amended its revolving line of credit to allow for certain transactions including payment of dividends and share repurchases from open market purchases or through an accelerated share repurchase program, subject to certain terms and conditions.

Note 10. Commitment and Contingencies
Purchase Obligations
As of December 31, 2023, the Company has non-cancelable unrecognized purchase commitments primarily related to software license fees and co-location facilities and services as follows (in thousands):

Year Ended December 31,	Purchase Obligations(1)
2024	$2,259
2025	1,096
2026	115
2027	115
Total	$3,585

(1)Excludes non-cancelable recognized purchase commitments related to software license fees of $0.8 million that are included in accrued liabilities and other long-term liabilities in the consolidated balance sheets
Contingencies
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
FASB ASC 450-20, Contingencies, sets forth the rules for accounting for uncertain tax positions for taxes not based on income. When a loss contingency exists, the likelihood of the incurrence of the liability can range from probable to remote. The Company believes it is reasonably possible that a loss will result from the sales and use tax assessments in the range of zero to $0.4 million. The Company has not recorded an accrual as of December 31, 2023 and 2022.
Legal Proceedings
The Company, its Chief Executive Officer, its Chief Financial Officer, certain current and former members of its Board of Directors and the underwriters that participated in the Company’s IPO are named as defendants in a consolidated putative class action, captioned In re ON24, Inc. Securities Litigation, 4:21-cv-08578-YGR (filed in November 2021), that is currently pending in the United States District Court for the Northern District of California. The consolidated complaint purports to assert claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, the Company’s common stock issued in connection with the Company’s IPO. The complaint alleges that the Company’s registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. Plaintiff seeks, among other things, an award of damages and attorneys’ fees and costs. The defendants filed a motion to dismiss the complaint in May 2022, which the court granted with leave to amend in July 2023.Plaintiff filed its amended complaint in September 2023,and the defendants filed a motion to dismiss the amended complaint in October 2023. In March 2024, the court granted the defendants’ motion to dismiss with prejudice. The Company believes the allegations in the amended complaint are without merit. The Company is unable to reasonably estimate a possible loss or range of possible loss, if any, arising from this matter at this early stage. Accordingly, no accrued litigation expense has been recorded in the accompanying consolidated financial statements.
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
Common Stock Reserved for Future Issuance
As of December 31, 2023, the Company had the following shares of common stock reserved for future issuance under its equity incentive plan and employee share purchase plan:

Stock options outstanding	6,974,082
Restricted stock outstanding	6,583,161
Remaining shares available for future grant under 2021 Equity Incentive Plan	3,709,039
Remaining shares available for future issuance under ESPP	1,818,023
Total shares of common stock reserved as of December 31, 2023	19,084,305

Equity Incentive Plan
In February 2021 in connection with the IPO, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”), which serves as a successor to and continuation of the 2014 Stock Option Plan (“2014 Plan”) and 2000 Stock Option Plan, collectively the “Predecessor Plans.” All shares that remained available for issuance under the Predecessor Plans as of the closing of the IPO, or that may expire or be canceled or forfeited following the closing of the IPO, become available for future issuance under the 2021 Plan.
The 2021 Plan originally reserved 6,400,000 shares of common stock for issuance, plus an additional 1,882,313 shares previously reserved for issuance under the 2014 Plan. In addition, the number of shares reserved for issuance under the 2021 Plan cumulatively increases on January 1, 2022 and on each subsequent January 1 through and including January 1, 2031, by the lesser of (a) 5.0% of the number of shares of stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s board of directors. Pursuant to the automatic annual increase, 2,059,466 additional shares were reserved under the 2021 Plan on January 1, 2024. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The plan administrator determines the term of stock options granted under the 2021 Plan, up to a maximum of 10 years.
Repurchase of Common Stock
In March 2023, the Company’s board of directors authorized a $125 million capital return program, $50 million of which was to be effected through a special dividend and $75 million of which was to be effected through stock repurchases. This capital return program replaced the prior share repurchase program originally announced in December 2021, which ended in March 2023. As of February 15, 2024, the Company has fully completed its capital return program.
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
The following table presents certain information regarding shares repurchased during the periods presented:

	Year Ended December 31,
	2023	2022	2021
Number of shares repurchased	9,762,758	2,460,361	428,218
Average price per share, including commissions	$7.64	$11.84	$16.88
Total repurchase costs, including commissions (in millions)	$74.6	$29.1	$7.2

Form January 1, 2024 through the last day of the share repurchase program on February 15, 2024, the Company repurchased an additional 702,620 shares of common stock at an average per share price of $7.50 (including commissions).
Dividend

Pursuant to the capital return program, on May 8, 2023, the Company’s board of directors declared a one-time special cash dividend of $1.09 per share, which was paid on June 15, 2023 in an aggregate amount of $49.9 million, to all stockholders of record as of the close of business on May 22, 2023 (the “Special Dividend”).
Anti-Dilution Adjustment to the Outstanding Awards
Pursuant to the terms of the Company’s 2021 Plan and the Predecessor Plans, participants holding outstanding equity awards are entitled to receive an anti-dilution adjustment in the event of payment of a dividend. In conjunction with the declaration of the Special Dividend on May 8, 2023, the compensation committee of the Company’s board of directors approved an adjustment to outstanding equity awards (both vested and unvested) in the form of exercise price reductions and/or increases in the number of shares issuable upon vesting and settlement of each award. This anti-dilution adjustment was designed to equalize the fair value of the awards before and after the Special Dividend. Accordingly, no incremental compensation cost was recognized.
Grant Activities
Stock Options
A summary of stock option activity and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2022	7,756,680	$6.96
Granted	—	—
Anti-dilution adjustment(1)	389,037	1.92
Exercised	(873,389)	1.87		$5,198
Cancelled and forfeited	(298,246)	17.43
Balance as of December 31, 2023	6,974,082	$5.98	4.86	$30,580
Vested and exercisable	6,341,680	$5.15	4.66	$30,016

(1)Represents the incremental increase in the number of shares issuable upon vesting of options outstanding prior to the Special Dividend pursuant to the anti-dilution adjustment.
The weighted-average grant date fair value of options granted in 2021 was $25.18. The Company did not grant options in 2023 and 2022. The total intrinsic value of options exercised in 2023, 2022 and 2021 was $5.2 million, $12.6 million and $65.9 million, respectively.

Restricted Stock Units
A summary of RSU activity and related information is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2022	5,134,934	$14.37
Granted	3,431,542	8.03
Anti-dilution adjustment(1)	950,208	12.43
Vested	(2,349,607)	13.90
Cancelled and forfeited	(1,214,691)	12.91
Unvested balance as of December 31, 2023	5,952,386	$10.89

(1)Represents the incremental increase in the number of shares issuable upon vesting of RSUs outstanding prior to the Special Dividend pursuant to the anti-dilution adjustment.
The total fair value of RSUs vested was $32.6 million, $20.7 million and $1.0 million in 2023, 2022 and 2021, respectively.
Restricted Stock Unit with Performance Conditions (“PSUs”)
In the fourth quarter of 2022, the Company’s board of directors granted 341,404 market performance-based restricted stock units to an executive officer with a grant date fair value of $4.2 million. The PSUs vest following three annual performance periods beginning in 2023, each in an amount equal to one-third of the target number of PSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned PSUs capped at 125% for the first two performance periods. The maximum payout for the entire award is capped at 200% of the granted shares. These PSUs additionally are subject to continued service by the award holder through the end of each performance period. In May 2023, an additional 54,167 PSUs were issued in connection with the anti-dilution adjustment. As of December 31, 2023, none of these PSUs have vested.
In the second quarter of 2023, the Company’s board of directors granted 203,000 market performance-based restricted stock units to certain executive officers with a grant date fair value of $2.5 million. The PSUs vest following three annual performance periods beginning in 2023, each in an amount equal to one-third of the target number of PSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned PSUs capped at 125% for the first two performance periods. The maximum payout for the entire award is capped at 200% of the granted shares. These PSUs additionally are subject to continued service by the award holder through the end of each performance period. In May 2023, an additional 32,204 PSUs were issued in connection with the anti-dilution adjustment. As of December 31, 2023, none of these PSUs have vested.
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
Employee Stock Purchase Plan
In January 2021, the Company’s board of directors adopted the 2021 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the Company’s IPO. A total of 1,300,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares reserved for issuance cumulatively increases automatically on January 1, 2022 and on each subsequent January 1, through and including January 1, 2031, by the lesser of (a) 1% of the number of shares of stock issued and outstanding on the immediately preceding December 31, (b) 1,300,000 shares, or (c) an amount determined by the Company’s board of directors. Pursuant to the automatic annual increase, 411,893 additional shares were reserved under the ESPP Plan on January 1, 2024.
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
In 2023, 2022 and 2021, employees purchased 159,536, 200,235 and 75,027 shares of common stock at a weighted average price of $6.32, $7.90 and $14.04 per share under the ESPP, respectively.
Fair Value Determination
The Black-Scholes assumptions used to value the employee options and employee stock purchase rights at the grant dates are as follows. There were no employee options granted in 2023 and 2022.
Employee Stock Options

	Year Ended December 31, 2021
Expected term	5.92 years	-	6.07 years
Expected volatility	53.82%	-	54.98%
Risk-free interest rate	0.62%	-	0.96%
Dividend yield	—%
Employee Stock Purchase Rights under ESPP

	Year Ended December 31,
	2023			2022			2021
Expected term	0.50 years			0.50 years			0.13 years	-	0.63 years
Expected volatility	43.79%	-	49.38%	48.27%	-	54.22%	34.08%	-	61.00%
Risk-free interest rate	5.26%	-	5.38%	1.54%	-	4.54%	0.06%	-	0.07%
Dividend yield	—%			—%			—%
The Monte Carlo assumptions used to value the market performance-based restricted stock units at the grant dates are as follows. There were no marked performance-based restricted stock units granted in 2021.
PSUs

	Year Ended December 31,
	2023	2022
Expected term	2.69 years	3.01 years
Expected volatility	53.10%	59.00%
Risk-free interest rate	3.98%	4.16%
Dividend yield	—%	—%
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
•Expected Volatility. For options and ESPP purchase rights granted in and prior to 2021, since the Company has a short trading history for its common stock, the expected volatility is estimated by taking the average historic price volatility for industry peers, consisting of several public companies in its industry that are similar in size, stage of life cycle, financial leverage or market capitalization, over a period equivalent to the expected term of the awards. For ESPP purchase rights granted after 2021, the expected volatility is equal to our historical volatility over the purchase period. For PSUs granted since 2022, the expected volatility is estimated using a weighting of our historical volatility and the historical volatility of a peer group of publicly traded companies.
•Expected Dividend Yield. Other than the one-time special dividend in 2023, the Company has not declared or paid any cash dividends and has no plan to do so in the foreseeable future. As a result, an expected dividend yield of zero percent was used.
Stock-Based Compensation
The stock-based compensation expense by line item in the consolidated statements of operations is summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue
Subscription and other platform	$2,814	$3,375	$1,897
Professional services	545	676	382
Total cost of revenue	3,359	4,051	2,279
Sales and marketing	13,974	14,304	8,806
Research and development	9,126	7,958	4,402
General and administrative	18,558	12,230	10,163
Total stock-based compensation expense	$45,017	$38,543	$25,650

The following table presents the unrecognized stock-based compensation expense and weighted-average recognition periods as of December 31, 2023 (in thousands, except years):

	Stock Option	Restricted Stock	ESPP
Unrecognized stock-based compensation expense	$11,215	$52,554	$106
Weighted-average amortization period	1.25 years	2.12 years	0.37 years
Note 12. Employees Benefit Plan
The Company maintains a retirement savings plan, or the 401(k) Plan. The 401(k) Plan is intended to qualify under Sections 401 of the Internal Revenue Code. Participants may contribute up to applicable annual Internal Revenue Code limits. The 401(k) Plan provides for automatic salary deferrals of 3% of compensation with a 1% escalator each year until the deferral rate reaches 6%. Participants are permitted to waive the automatic deferral and/or the automatic increase provision. All participants’ deferrals, rollovers and matching contributions are 100% vested when contributed. The 401(k) plan allows the Company to make matching contributions and profit-sharing contributions to eligible participants. Effective January 1, 2019, the Company began making contributions of up to $500 per year to eligible participants. The contribution expense was $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 13. Other (Income) Expense, Net
Other (income) expense, net consisted of the following for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest income	$(3,913)	$(1,914)	$(685)
(Accretion) amortization on marketable securities	(7,716)	(1,242)	504
Foreign currency losses	374	910	768
Other	(48)	(268)	(100)
Other (income) expense, net	$(11,303)	$(2,514)	$487

Note 14. Income Taxes
The components of loss before the provision for (benefit from) income taxes is summarized as follows (in thousands):

	Year Ended December 31, 2023
	2023	2022	2021
Domestic	$(54,585)	$(59,414)	$(25,983)
Foreign	3,794	2,164	1,442
Loss before provision for (benefit from) income taxes	$(50,791)	$(57,250)	$(24,541)

The Company’s provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended December 31, 2023
	2023	2022	2021
Current tax expense
Federal	$—	$—	$—
State	31	18	2
Foreign	773	1,201	(10)
Total current tax (benefit) expense	804	1,219	(8)
Deferred tax expense:
Federal	—	—	—
State	—	—	—
Foreign	191	(261)	(277)
Total deferred tax (benefit) expense	191	(261)	(277)
Provision for (benefit from) income taxes	$995	$958	$(285)

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal tax rate as follows (in thousands):

	Year Ended December 31, 2023
	2023	2022	2021
Tax benefit at U.S. statutory rate	$(10,666)	$(12,023)	$(5,154)
State income taxes, net of federal benefit	24	14	10
Foreign income and withholding taxes	135	26	79
Change in uncertain tax positions	115	2	64
Stock-based compensation	2,728	2,518	(6,386)
Section 162(m)	2,311	1,490	621
Expired attributes	49	953	3,118
Change in valuation allowance	5,791	8,148	6,986
Research and development credits	(599)	(759)	(43)
Global Intangible Low-Taxed Income	495	140	—
Non-deductible transactions costs	554	—	—
Other	58	449	420
Provision for (benefit from) income taxes	$995	$958	$(285)

As a result of the Tax Cuts and Jobs Act (the “Tax Act”), foreign accumulated earnings that were subject to the mandatory transition tax as of December 31, 2017, can be repatriated to the U.S. without incurring further U.S. federal tax. The Tax Act moves towards a modified territorial tax system through the provision of a 100% dividend received deduction for the foreign-source portions of dividends received from controlled foreign subsidiaries. As a result, the Company continues to evaluate the indefinite reinvestment assertions with regards to unremitted earnings for our foreign subsidiaries. As of December 31, 2023, 2022 and 2021, the total undistributed earnings of the Company’s foreign subsidiaries were approximately $4.9 million, $4.3 million and $3.4 million, respectively. Historically, the Company has asserted its intention to indefinitely reinvest the undistributed earnings of foreign subsidiaries. The unrecognized deferred tax liability on the portion of the undistributed earnings considered indefinitely reinvested is not material.
Deferred income taxes result from differences in the recognition of expenses for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of our deferred income tax assets as of the periods presented are as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets
Accrued expense and others	$3,816	$3,981
Stock-based compensation	5,458	4,778
Net operating losses	31,761	31,803
Tax credit carryforwards	8,404	7,416
Fixed assets	548	83
Intangibles and Section 174 costs	9,054	5,298
Lease liability	1,201	1,540
Gross deferred tax assets	$60,242	$54,899
Valuation allowance	(52,151)	(45,510)
Total deferred tax assets	$8,091	$9,389
Deferred tax liabilities
Right-of-use Asset	(633)	(1,032)
Deferred commissions	(7,136)	(7,845)
Total deferred tax liabilities	$(7,769)	$(8,877)
Net deferred tax assets	$322	$512

The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. Due to the losses the Company generated in prior years, management believes it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company established a full valuation allowance on its U.S. net deferred tax assets. The valuation allowance increased by $6.6 million for the year ended December 31, 2023. The Company has not recorded a valuation allowance on its net foreign deferred tax assets as the Company believes it will generate sufficient future taxable income to realize the deferred tax asset in its foreign jurisdictions.
As of December 31, 2023, the Company had net operating loss carryforwards of approximately $123.7 million for federal income tax purposes, of which a portion will begin to expire in 2024 if unused. As a result of Tax Act, $70.2 million of the federal net operating loss carryovers will carryover indefinitely and are limited to 80% of taxable income. The Company had net operating loss carryforwards of approximately $91.0 million for state income tax purposes, which will begin to expire in the year 2025 if unused.
As of December 31, 2023, the Company has research and development credit carryforwards of approximately $6.1 million for federal income tax and $6.0 million for state income tax purposes. The federal research and development tax credit will begin to expire in 2028 if unused. State research and development tax credits carry forward indefinitely.
The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. The Company completed a review of any potential limitation on the use of its net operating losses under Section 382 through December 31, 2023. Based on such review, the Company does not believe Section 382 of the Internal Revenue Code will adversely impact its ability to use its current net operating losses to offset future taxable income, if any,
The Company complies with ASC 740-10, Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. This pronouncement sets a “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. If recognized, $0.5 million would affect the Company’s effective tax rate.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company recognized an immaterial amount of interest and penalties associated with unrecognized tax benefits in 2023, 2022 and 2021.

A reconciliation of the beginning and ending balance of total unrecognized tax position is as follows (in thousands):

	Year Ended December 31, 2023
	2023	2022	2021
Beginning balance	$2,882	$2,515	$2,397
Increase (decrease) related to prior year tax provisions	—	44	(151)
Increase related to current year tax positions	289	438	$341
Decrease due to lapse of applicable statute of limitations	(20)	(115)	$(72)
Ending balance	$3,151	$2,882	$2,515

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. As of December 31, 2023, all of the years remain open to examination by the federal and state tax authorities for three or four years from the tax year in which net operating losses or tax credits are utilized. There have been no examinations of our income tax returns by any tax authority.
Note 15. Net Loss Per Share Attributable to Common Stockholders
The following tables set forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Net loss	$(51,786)	$(58,208)	$(24,256)
Cumulative preferred dividends allocated to preferred stockholders	—	—	(558)
Net loss attributable to common stockholders	(51,786)	(58,208)	(24,814)
Net loss per share of common stock, basic and diluted	$(1.16)	$(1.23)	$(0.57)
Weighted-average common stock outstanding, basic and diluted	44,644,792	47,486,225	43,562,604

The following table sets forth the potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2023	2022	2021
Stock options	6,974,082	7,756,680	9,341,242
Restricted stock units	5,952,386	5,134,934	3,737,565
Performance stock units	630,775	341,404	—
ESPP purchase rights	77,134	99,235	88,059
Total antidilutive securities	13,634,377	13,332,253	13,166,866
Note 16. Related Party Transactions
The Company incurred engineering and quality assurance costs from a third-party vendor in 2023, 2022 and 2021. The chief executive officer of the third-party vendor is considered an immediate family member of the Company’s chief technology officer. The Company recorded $2.7 million, $3.0 million and $2.5 million in 2023, 2022 and 2021, respectively, in research and development expense relating to this third-party vendor on the consolidated statements of operations. The Company recorded $0.2 million in accounts payable as of December 31, 2023 and $0.7 million in accounts payable and accrued liabilities as of December 31, 2022 on the consolidated balance sheets for the amount owed to this third-party vendor.

Note 17. Restructuring
In the third quarter of 2022, the Company initiated a strategic cost reduction plan to reduce its cost structure and lower its net loss, including voluntary and involuntary global headcount reductions as well as reductions in spending with various vendors. This plan was substantially completed in the first quarter of 2023, and the Company has pursued additional reductions in its workforce in 2023 to further reduce its cost structure.
The following table summarizes the restructuring costs and lease impairment charges under both plans in our consolidated statements of operations (in thousands):

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Severance and Related Charges(1)	Lease Impairment Charges(2)	Total	Severance and Related Charges(1)	Lease Impairment Charges(2)	Total
Cost of revenue
Subscription and other platform	$2,215	$108	$2,323	$363	$—	$363
Professional services	149	119	268	27	—	27
Total cost of revenue	2,364	227	2,591	390	—	390
Sales and marketing	2,246	256	2,502	1,146	—	1,146
Research and development	1,397	569	1,966	86	—	86
General and administrative	391	409	800	37	—	37
Total restructuring costs	$6,398	$1,461	$7,859	$1,659	$—	$1,659

(1)Severance and related charges primarily include severance and one-time termination benefits.
(2)Lease impairment charge represents the underutilized real estate charge on the Company’s headquarters lease. See Note 8 for additional information.
The Company paid restructuring costs of $6.5 million and $1.5 million during 2023 and 2022, respectively. As of December 31, 2023 and 2022, the restructuring liability was $0.1 million and $0.2 million, respectively, and is included in accrued and other current liabilities on the consolidated balance sheets.
The Company expects to incur additional restructuring costs of $0.6 million to $0.9 million in the first quarter of 2024 and may incur additional costs in future periods for restructuring activities.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934,as amended (the “Exchange Act”) as of December 31, 2023. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in, and is incorporated herein by reference to, our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2023 (“2024 Proxy Statement”).
Item 11. Executive Compensation
The information required by this Item 11 will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) We have filed the following documents as part of this Form 10-K:
1.Financial Statements
Information in response to this Item is included in Part II, Item 8 of this report on Form 10‑K.
2.Financial Statement Schedules
All schedules are omitted because they are not required, not applicable or the required information is included in the consolidated financial statements or notes thereto.
3.Exhibits
The following exhibits, as required by Item 601 of Regulation S-K are filed with or incorporated by reference in this report as stated below.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report

3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-39965	3.1	8/9/2023
3.2	Amended and Restated Bylaws.	8-K	001-39965	3.2	2/8/2021
4.1	Description of Capital Stock.	10-K	001-39965	4.1	3/30/2021
10.1 +	ON24, Inc. 2000 Stock Option Plan, as amended, and form of stock option agreement thereunder.	S-1	333-251967	10.1	1/8/2021
10.2 +	ON24, Inc. 2014 Stock Option Plan, as amended, and form of stock option agreement thereunder.	S-1	333-251967	10.2	1/8/2021
10.3 +	ON24, Inc. 2021 Equity Incentive Plan and form of stock option agreement and form of restricted stock units agreement thereunder.	10-K	001-39965	10.3	3/30/2021
10.4 +	ON24, Inc. 2021 Employee Stock Purchase Plan.	S-1	333-251967	10.4	1/8/2021
10.5 +	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-251967	10.5	1/8/2021
10.6 +	Form of Offer Letter between the Registrant and certain of its executive officers.	S-1	333-251967	10.6	1/8/2021
10.7 +	Tenth Amended and Restated Investors’ Rights Agreement, dated April 12, 2019, by and among the Registrant and certain of its stockholders.	S-1	333-251967	10.7	1/8/2021
10.8 +	Form of Executive Severance Agreement.	S-1	333-251967	10.8	1/8/2021
10.9	Office Lease Agreement, dated January 2, 2018, by and between the Registrant and 50 Beale Street, LLC.	S-1	333-251967	10.9	1/8/2021
10.10	Second Amendment to Sixth Amended and Restated Loan and Security Agreement, dated April 25, 2023 by and between the Registrant and Comerica Bank.	10-Q	001-39965	10.1	5/10/2023
10.11	First Amendment to Sixth Amended and Restated Loan and Security Agreement, dated February 11, 2022, by and between the Registrant and Comerica Bank.	10-K	001-39965	10.10	3/14/2022
10.12 *	ON24, Inc. Sixth Amended and Restated Loan and Security Agreement.	10-Q	001-39965	10.1	11/12/2021
10.13	Fifth Amended and Restated Loan and Security Agreement, dated January 16, 2019, by and between the Registrant and Comerica Bank.	S-1	333-251967	10.10	1/8/2021
10.14	Consulting Agreement, dated July 1, 2010, by and between the Registrant and InfoHorizon, LLC, and the related Statement of Work Number One, dated July 1, 2010.	S-1	333-251967	10.11	1/8/2021
10.15	Non-Employee Director Compensation Policy.	10-Q	001-39965	10.1	8/9/2023
10.16+	Continuing Employment Letter, dated January 21, 2021, between the Registrant and Sharat Sharan.	S-1/A	333-251967	10.13	1/25/2021
10.17+	Form of Performance Unit Agreement	8-K	001-39965	10.1	12/30/2022
10.18¥	Cooperation Agreement, dated as of March 11, 2023, between ON24, Inc. and Indaba Capital Management L.P	8-K	001-39965	10.1	3/13/2023
10.19	Letter Agreement, dated February 22, 2024, by and among ON24, Inc., Indaba Capital Management, L.P. and certain of its affiliates.	8-K	001-39965	10.1	2/26/2024
21.1	List of Subsidiaries of the Registrant.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2
Certification of Principal Financial and Accounting Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	ON24, Inc. Policy for Recovery of Incentive Compensation, adopted October 24, 2023.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

†	Indicates a management contract, compensatory plan or compensation policy.
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

ON24, Inc.

Date: March 13, 2024	By:	/s/ Sharat Sharan
Sharat Sharan
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: March 13, 2024	By:	/s/ Steven Vattuone
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

Signature	Title	Date

s/ Sharat Sharan	President, Chief Executive Officer and Director	March 13, 2024
Sharat Sharan	(Principal Executive Officer)

/s/ Steven Vattuone	Chief Financial Officer	March 13, 2024
Steven Vattuone	(Principal Financial and Accounting Officer)

/s/ Teresa Anania	Director	March 13, 2024
Teresa Anania

/s/ Anil Arora	Director	March 13, 2024
Anil Arora

/s/ Irwin Federman	Director	March 13, 2024
Irwin Federman

/s/ Ronald Mitchell	Director	March 13, 2024
Ronald Mitchell

/s/ Cynthia Paul	Director	March 13, 2024
Cynthia Paul

/s/ Dominique Trempont	Director	March 13, 2024
Dominique Trempont

/s/ Anthony Zingale	Director	March 13, 2024
Anthony Zingale

/s/ Barry Zwarenstein	Director	March 13, 2024
Barry Zwarenstein