Form 10-Q
period 2024-03-31
ON24 INC.
filed 2024-05-08
CIK 1110611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2024, the registrant had 41,865,360 shares of common stock outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

ON24, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$18,292	$53,209
Marketable securities	177,766	145,497
Accounts receivable, net of allowances and reserves of $3,857 and $3,621 as of March 31, 2024 and December 31, 2023, respectively	28,523	37,939
Deferred contract acquisition costs, current	12,349	12,428
Prepaid expenses and other current assets	6,922	4,714
Total current assets	243,852	253,787
Property and equipment, net	6,130	5,371
Operating right-of-use assets	2,650	2,981
Intangible asset, net	1,102	1,305
Deferred contract acquisition costs, non-current	14,421	15,756
Other long-term assets	1,009	1,102
Total assets	$269,164	$280,302
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,713	$1,914
Accrued and other current liabilities	13,559	16,907
Deferred revenue	73,117	74,358
Finance lease liabilities, current	44	127
Operating lease liabilities, current	2,867	2,779
Total current liabilities	91,300	96,085
Operating lease liabilities, non-current	1,775	2,483
Other long-term liabilities	1,666	1,517
Total liabilities	94,741	100,085
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share; 500,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 41,796,012 and 41,189,321 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	490,896	485,291
Accumulated deficit	(316,216)	(305,513)
Accumulated other comprehensive income (loss)	(261)	435
Total stockholders’ equity	174,423	180,217
Total liabilities and stockholders’ equity	$269,164	$280,302

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
Subscription and other platform	$34,829	$39,364
Professional services	2,898	3,699
Total revenue	37,727	43,063
Cost of revenue
Subscription and other platform	7,346	9,889
Professional services	2,436	3,317
Total cost of revenue	9,782	13,206
Gross profit	27,945	29,857
Operating expenses
Sales and marketing	20,074	24,417
Research and development	9,109	11,099
General and administrative	11,236	14,278
Total operating expenses	40,419	49,794
Loss from operations	(12,474)	(19,937)
Interest expense	11	29
Other income, net	(2,277)	(2,572)
Loss before provision for income taxes	(10,208)	(17,394)
Provision for income taxes	495	196
Net loss	(10,703)	(17,590)
Net loss per share
Basic and diluted	$(0.26)	$(0.37)
Weighted-average shares used in computing net loss per share
Basic and diluted	41,313,674	47,304,983

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(10,703)	$(17,590)
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax	(245)	(9)
Unrealized (loss) gain on available for sale debt securities, net of tax	(451)	978
Total other comprehensive (loss) income	(696)	969
Total comprehensive loss	$(11,399)	$(16,621)

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	41,189,321	$4	$485,291	$(305,513)	$435	180,217
Repurchase of common stock	(702,620)		(5,270)	—	—	(5,270)
Issuance of common stock upon exercise of stock options	314,181	—	538	—	—	538
Issuance of common stock upon release of restricted stock units	995,130	—	—	—	—	—
Stock-based compensation expense	—	—	10,337	—	—	10,337
Other comprehensive loss	—	—	—	—	(696)	(696)
Net loss	—	—	—	(10,703)	—	(10,703)
Balance as of March 31, 2024	41,796,012	$4	$490,896	$(316,216)	$(261)	$174,423

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	47,554,801	$5	$562,555	$(253,727)	$(872)	$307,961
Repurchase of common stock	(1,279,127)	—	(10,720)	—	—	(10,720)
Excise taxes on repurchase of common stock	—	—	(60)	—	—	(60)
Issuance of common stock upon exercise of stock options	107,851	—	255	—	—	255
Issuance of common stock upon release of restricted stock units	464,096	—	—	—	—	—
Stock-based compensation expense	—	—	10,121	—	—	10,121
Other comprehensive income	—	—	—	—	969	969
Net loss	—	—	—	(17,590)	—	(17,590)
Balance as of March 31, 2023	46,847,621	$5	$562,151	$(271,317)	$97	$290,936

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,703)	$(17,590)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,233	1,417
Stock-based compensation expense	10,337	10,121
Amortization of deferred contract acquisition costs	3,843	3,893
Provision for allowance for doubtful accounts and billing reserves	625	901
Non-cash lease expense	391	497
Accretion of marketable securities	(1,507)	(1,826)
Other	35	128
Changes in operating assets and liabilities:
Accounts receivable	8,791	9,405
Deferred contract acquisition costs	(2,429)	(3,546)
Prepaid expenses and other assets	(2,378)	(2,069)
Accounts payable	(134)	(1,353)
Accrued liabilities	(3,902)	(1,089)
Deferred revenue	(1,241)	(2,287)
Other liabilities	(823)	(769)
Net cash provided by (used in) operating activities	2,138	(4,167)
Cash flows from investing activities:
Purchase of property and equipment	(1,038)	(178)
Purchase of marketable securities	(74,093)	(119,591)
Proceeds from maturities of marketable securities	38,521	199,210
Proceeds from sale of marketable securities	4,360	9,321
Net cash (used in) provided by investing activities	(32,250)	88,762
Cash flows from financing activities:
Proceeds from exercise of stock options	753	255
Payment for repurchase of common stock	(5,270)	(10,720)
Repayment of equipment loans	(36)	(71)
Repayment of finance lease obligations	(83)	(411)
Net cash used in financing activities	(4,636)	(10,947)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(173)	130
Net (decrease) increase in cash, cash equivalents and restricted cash	(34,921)	73,778
Cash, cash equivalents and restricted cash, beginning of period	53,298	27,169
Cash, cash equivalents and restricted cash, end of period	$18,377	$100,947
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$18,292	$100,777
Restricted cash included in other assets, non-current	85	170
Total cash, cash equivalent, and restricted cash	$18,377	$100,947
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$224	$99
Cash paid for interest	$2	$21
See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1. Description of Business and Significant Accounting Policies
Description of Business
ON24, Inc. and its subsidiaries (together, ON24 or the Company) provides a leading, cloud-based intelligent engagement platform that combines best-in-class experiences with personalization and content, to enable sales and marketing organizations to capture and act on connected insights at scale. The Company’s platform offers a portfolio of interactive and hyper-personalized digital experience products that creates and captures actionable, real-time data at scale from millions of professionals to provide businesses with buying signals and behavioral insights to efficiently convert prospects into customers. The Company was incorporated in the state of Delaware in January 1998 as NewsDirect, Inc. and in December 1998 changed its name to ON24, Inc. The Company is headquartered in San Francisco, California.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of ON24 Inc. and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Certain information and note disclosures included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2023. In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are normal and recurring in nature and necessary for fair financial statement presentation. All intercompany transactions and balances have been eliminated in consolidation.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its annual report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies during the three months ended March 31, 2024.
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

Note 2. Revenue
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic region based on the shipping address of customers (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$29,112	$33,332
EMEA	6,421	6,864
Other	2,194	2,867
Total revenue	$37,727	$43,063

No individual foreign country contributed 10% or more of the total revenue during the three months ended March 31, 2024 and 2023
No single customer accounted for 10% or more of the total revenue during the three months ended March 31, 2024 and 2023. Additionally, no single customer accounted for 10% or more of accounts receivable as of March 31, 2024 and December 31, 2023.
Contract Balances
Accounts receivable: The Company records accounts receivable when the Company has a contractual right to consideration. In some arrangements, a right to consideration for the Company’s performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled receivable. As of March 31, 2024 and December 31, 2023, unbilled receivables were included within accounts receivable, net of allowance for doubtful accounts and billing reserves on the condensed consolidated balance sheets and were not material.
Contract assets: The Company records a contract asset when the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. Contract assets are included in prepaid expenses and other current assets in the condensed consolidated balance sheets and were not material as of March 31, 2024 and December 31, 2023.
Contract liabilities: The Company defers its revenue when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized during the following 12-month period and the remaining portion is recorded as noncurrent, which is included in other long-term liabilities on the condensed consolidated balance sheet. The amount of revenue recognized in the three months ended March 31, 2024 that was included in deferred revenue at the beginning of the period was $30.9 million.
Remaining Performance Obligations
The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company may bill for the full term in advance or on an annual, quarterly or monthly basis, depending on the terms of the agreement. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $127.5 million, which consists of both billed consideration in the amount of $73.5 million and unbilled consideration in the amount of $54.0 million that the Company expects to recognize as revenue. As of March 31, 2024, the Company expects to recognize 77% of its remaining performance obligations as revenue over the subsequent 12 months and the remainder thereafter.
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
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years as the Company specifically anticipates renewals of customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. The Company determines the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of its platform and related significant features. Amortization of deferred contract acquisition costs was $3.8 million and $3.9 million for the three months ended March 31, 2024 and 2023, respectively. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the condensed consolidated statements of operations.
The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. The Company had no impairment losses relating to deferred contract acquisition costs during the periods presented.
Note 3. Marketable Securities
Marketable securities consisted of the following as of the periods presented (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. Treasury securities	$176,264	$25	$(250)	$176,039
U.S. Agency securities	1,726	1	—	1,727
Total marketable securities	$177,990	$26	$(250)	$177,766

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. Treasury securities	$135,850	$271	$(40)	$136,081
U.S. Agency securities	5,906	—	(3)	5,903
Corporate debt securities	1,696	—	(1)	1,695
Commercial paper	1,819	—	(1)	1,818
Total marketable securities	$145,271	$271	$(45)	$145,497

The Company’s marketable securities have been classified as available for sale. All available for sale debt securities are available for use in current operations. Accordingly, they have been classified as current.
Marketable securities that have been in a continuous unrealized loss position consisted of the following as of the periods presented (in thousands):

	March 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$148,341	$(250)	$—	$—	$148,341	$(250)
Total	$148,341	$(250)	$—	$—	$148,341	$(250)

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$60,150	$(40)	$—	$—	$60,150	$(40)
U.S. Agency securities	4,176	(3)	—	—	4,176	(3)
Corporate debt securities	1,695	(1)	—	—	1,695	(1)
Commercial paper	1,818	(1)	—	—	1,818	(1)
Total	$67,839	$(45)	$—	$—	$67,839	$(45)

The Company periodically evaluates whether any security has experienced credit-related declines in fair value. The Company did not recognize any credit loss related to its available for sales debt securities during the three months ended March 31, 2024 or 2023.
The amount of realized gains or losses from marketable securities that were reclassified out from accumulated other comprehensive income (loss) to other (income) expense, net was based on specific identification and such amount was immaterial in the three months ended March 31, 2024 and 2023.
The following summarizes the remaining contractual maturities of the Company’s marketable securities as of March 31, 2024 (in thousands):

Fair Value
One year or less	$128,623
Over one year through three years	49,143
Total marketable securities	$177,766

Note 4. Fair Value Measurement
The following tables summarize the Company’s financial instruments recorded at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash equivalents - money market mutual funds	$8,798	$—	$—	$8,798
Marketable securities
U.S. Treasury securities	—	176,039	—	176,039
U.S. Agency securities	—	1,727	—	1,727
Total cash equivalents and marketable securities	$8,798	$177,766	$—	$186,564

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash equivalents - money market mutual funds	$33,952	$—	$—	$33,952
Marketable securities
U.S. Treasury securities	—	136,081	—	136,081
U.S. Agency securities	—	5,903	—	5,903
Corporate debt securities	—	1,695	—	1,695
Commercial paper	—	1,818	—	1,818
Total cash equivalents and marketable securities	$33,952	$145,497	$—	$179,449

As of March 31, 2024 and 2023, the Company classified its cash equivalents within level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company classified its marketable securities within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded.
Note 5. Balance Sheets Components
Property and Equipment, Net
Property and equipment, net consisted of the following as of the periods presented (in thousands):

	March 31, 2024	December 31, 2023
Computer, equipment and software(1)	$33,168	$33,220
Furniture and fixtures	1,089	1,091
Leasehold improvements	3,798	3,801
Property and equipment, gross	38,055	38,112
Less: Accumulated depreciation and amortization(2)	(31,925)	(32,741)
Property and equipment, net	$6,130	$5,371

(1)Includes assets recorded under finance leases of $0.4 million and $1.7 million as of March 31, 2024 and December 31, 2023, respectively.
(2)Includes amount for assets recorded under finance leases of $0.4 million and $1.6 million as of March 31, 2024 and December 31,2023, respectively.

Depreciation and amortization expense for property and equipment was $1.1 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively.
The following table presents the property and equipment, net of depreciation and amortization, by geographic region as of the periods presented (in thousands):

	March 31, 2024	December 31, 2023
United States	$5,819	$5,069
EMEA	298	284
Other	13	18
Total property and equipment, net	$6,130	$5,371

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the periods presented (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation and benefits	$4,507	$4,223
Accrued bonus and commissions	3,091	7,095
Other	5,961	5,589
Accrued and other current liabilities	$13,559	$16,907

Note 6. Intangible Assets
The Company’s acquired intangible asset subject to amortization as of the periods presented was as follows (in thousands):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(1,130)	$1,570
Effect of foreign currency translation	(515)	47	(468)
Total	$2,185	$(1,083)	$1,102

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(992)	$1,708
Effect of foreign currency translation	(397)	(6)	(403)
Total	$2,303	$(998)	$1,305

The intangible asset is amortized on a straight-line basis over its useful life of 4 years. As of March 31, 2024, the intangible asset had a remaining amortization period of 2.0 years.
The amortization expense was $0.1 million for the three months ended March 31, 2024 and 2023. The amortization expense was included in research and development in the condensed consolidated statements of operations as the acquired technology is used to enhance our existing product capabilities.
The estimated future amortization expense for the intangible asset is as follows (in thousands):

Remainder 2024	$411
2025	546
2026	145
Total	$1,102

Note 7. Credit Facility
In September 2021, the Company amended its revolving line of credit with a financial institution effective August 2021, which increased the Company's borrowing capacity to a maximum of $50.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows the Company to borrow up to $50.0 million if the Company maintains at least $100.0 million on deposit at the institution. If such deposit is less than $100.0 million, the Company may borrow up to the lesser of $50.0 million or an amount determined by the Company's trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate, as defined by the agreement. As of March 31, 2024, the Company had not drawn down on its line of credit and has a borrowing capacity of $50.0 million. The terms of the agreement permit voluntary prepayment without premium or penalty. The revolving credit facility matures in August 2024 and is secured by substantially all of the Company’s assets. The outstanding principal balance on the revolving line of credit, if any, is due at maturity. The Company is required to pay quarterly in arrears a commitment fee of 0.15% per annum on the undrawn portion available under the revolving line of credit. As of March 31, 2024, the Company had an outstanding standby letter of credit of $1.2 million as a guarantee for a leased space.
Interest on the revolving credit facility is payable monthly in arrears at a rate equal to the lender’s prime referenced rate as defined in the agreement. The prime referenced rate was 8.50% as of March 31, 2024 and December 31, 2023.
The revolving credit facility is subject to certain restrictions and financial covenants, including the requirement of maintaining a minimum debt to EBITDA ratio when the Company’s current portion of the total borrowing exceeds $5.0 million and the Company fails to maintain $100.0 million in deposits. As of March 31, 2024, the Company was not subject to the financial covenant as the Company met the deposit requirement and had not drawn down from its line of credit. In addition, the revolving line of credit agreement restricts the Company from paying dividends without prior approval from the financing institution. In April 2023, the Company further amended its revolving line of credit to allow for certain transactions including payment of dividends and share repurchases from open market purchases or through an accelerated share repurchase program, subject to certain terms and conditions.

Note 8. Commitment and Contingencies
Purchase Obligations
As of March 31, 2024, the Company has non-cancelable unrecognized purchase commitments primarily related to software license fees and co-location facilities and services as follows (in thousands):

Purchase Obligations(1)
Remainder 2024	$2,089
2025	1,852
2026	1,108
2027	115
Total	$5,164

(1)Excludes non-cancelable recognized purchase commitments related to software license fees of $2.0 million that are included in accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets.
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
FASB ASC 450-20, Contingencies, sets forth the rules for accounting for uncertain tax positions for taxes not based on income. When a loss contingency exists, the likelihood of the incurrence of the liability can range from probable to remote. The Company believes it is reasonably possible that a loss will result from the sales and use tax assessments in the range of zero to $0.4 million. The Company has not recorded an accrual as of March 31, 2024 and December 31, 2023.
Legal Proceedings
The Company, its Chief Executive Officer, its Chief Financial Officer, certain current and former members of its Board of Directors and the underwriters that participated in the Company’s IPO are named as defendants in a consolidated putative class action, captioned In re ON24, Inc. Securities Litigation, 4:21-cv-08578-YGR (filed in November 2021), that is currently pending in the United States District Court for the Northern District of California. The consolidated complaint purports to assert claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, the Company’s common stock issued in connection with the Company’s IPO. The complaint alleges that the Company’s registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. Plaintiff seeks, among other things, an award of damages and attorneys’ fees and costs. The defendants filed a motion to dismiss the complaint in May 2022, which the district court granted with leave to amend in July 2023. Plaintiff filed its amended complaint in September 2023, and the defendants filed a motion to dismiss the amended complaint in October 2023. In March 2024, the district court granted the defendants’ motion to dismiss with prejudice. Plaintiff has filed a notice of appeal of the district court’s order. The Company believes the allegations in the amended complaint are without merit. The Company is unable to reasonably estimate a possible loss or range of possible loss, if any, arising from this matter at this early stage. Accordingly, no accrued litigation expense has been recorded in the accompanying condensed consolidated financial statements.
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
Common Stock Reserved for Future Issuance
As of March 31, 2024, the Company had the following shares of common stock reserved for future issuance under its equity incentive plan and employee share purchase plan:

Stock options outstanding	6,604,136
Restricted stock outstanding	5,755,580
Remaining shares available for future grant under 2021 Equity Incentive Plan(1)	5,572,289
Remaining shares available for future issuance under 2021 Employee Stock Purchase Plan(2)	2,229,916
Total shares of common stock reserved as of March 31, 2024	20,161,921

(1)Includes the automatic annual increase of 2,059,466 additional shares under the Company’s 2021 Equity Incentive Plan on January 1, 2024.
(2)Includes the automatic annual increase of 411,893 additional shares under the Company’s 2021 Employee Stock Purchase Plan on January 1, 2024.
Repurchase of Common Stock
In February 2024, the Company completed the $75 million share repurchase program as part of its $125 million capital return program. In March 2024, the Company’s board of directors approved a new $25 million share repurchase program (the “2024 Repurchase Program”) allowing the Company to repurchase shares of common stock on a discretionary basis from time to time over a 12-month term through open market purchases, privately negotiated transactions, or other means.
The following table presents certain information regarding shares repurchased during the periods presented:

	Three Months Ended March 31,
	2024	2023
Number of shares repurchased	702,620	1,279,127
Average price per share, including commissions	$7.50	$8.38
Total repurchase costs, including commissions (in millions)	$5.3	$10.7
As of March 31, 2024, the Company has $25.0 million available for future share repurchases under the 2024 Repurchase Program.
The Company has not repurchased shares of common stock from April 1, 2024 through May 8, 2024 pursuant to the 2024 Repurchase Program.

Grant Activities
Stock Options
A summary of stock option activity and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2023	6,974,082	$5.98
Granted	—	—
Exercised	(314,181)	1.71		$1,849
Cancelled and forfeited	(55,765)	13.51
Balance as of March 31, 2024	6,604,136	$6.76	4.74	$22,607
Vested and exercisable	6,186,093	$6.12	4.61	$22,440

Restricted Stock Units
A summary of RSU activity and related information is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2023	5,952,386	$10.89
Granted	395,000	7.79
Vested	(870,662)	12.31
Cancelled and forfeited	(134,712)	12.26
Unvested balance as of March 31, 2024	5,342,012	$10.34

The total fair value of RSUs vested in March 31, 2024 and 2023 was $10.7 million and $7.8 million, respectively.
Restricted Stock Unit with Performance Conditions
In the fourth quarter of 2022, the Company’s board of directors granted 341,404 market performance-based restricted stock units (“PSUs”) to an executive officer with a grant date fair value of $4.2 million. The PSUs vest following three annual performance periods beginning in 2023, each in an amount equal to one-third of the target number of PSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned PSUs capped at 125% for the first two performance periods. The maximum payout for the entire award is capped at 200% of the granted shares. These PSUs additionally are subject to continued service by the award holder through the end of each performance period. In May 2023, an additional 54,167 PSUs were issued in connection with the anti-dilution adjustment. As of March 31, 2024, 75,976 of these PSUs have vested.
In the second quarter of 2023, the Company’s board of directors granted 203,000 market performance-based restricted stock units to certain executive officers with a grant date fair value of $2.5 million. The PSUs vest following three annual performance periods beginning in 2023, each in an amount equal to one-third of the target number of PSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned PSUs capped at 125% for the first two performance periods. The maximum payout for the entire award is capped at 200% of the granted shares. These PSUs additionally are subject to continued service by the award holder through the end of each performance period. In May 2023, an additional 32,204 PSUs were issued in connection with the anti-dilution adjustment. As of March 31, 2024, 47,819 of these PSUs have vested.

Stock-Based Compensation
The stock-based compensation expense by line item in the condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue
Subscription and other platform	$668	$785
Professional services	121	152
Total cost of revenue	789	937
Sales and marketing	3,058	3,057
Research and development	2,128	2,021
General and administrative	4,362	4,106
Total stock-based compensation expense	$10,337	$10,121

The following table presents the unrecognized stock-based compensation expense and weighted-average recognition periods as of March 31, 2024 (in thousands, except years):

	Stock Option	Restricted Stock	ESPP
Unrecognized stock-based compensation expense	$7,790	$46,337	$33
Weighted-average amortization period	0.71 years	2.01 years	0.12 years
Note 10. Other Income, Net
Other income, net consisted of the following for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest income	$(855)	$(958)
Accretion on marketable securities	(1,507)	(1,826)
Foreign currency losses	87	265
Other	(2)	(53)
Other income, net	$(2,277)	$(2,572)

Note 11. Income Taxes
The Company’s provision for income taxes were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Provision for income taxes	$495	$196
The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. The Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision quarterly. Provision for income taxes for the three months ended March 31, 2024 increased $0.3 million compared to the three months ended March 31, 2023. These changes in provision for income taxes were primarily driven by the increase in realized foreign exchange gains in the foreign jurisdictions.
The Company regularly performs an assessment of the likelihood of realizing benefits of its deferred tax assets. As of March 31, 2024, the Company recorded a valuation allowance against its U.S. deferred tax assets based on available evidence. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable.

Utilization of net operating loss carryforwards, tax credits and other attributes may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.
Note 12. Net Loss Per Share
The following tables set forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Net loss	$(10,703)	$(17,590)
Net loss per share of common stock, basic and diluted	$(0.26)	$(0.37)
Weighted-average common stock outstanding, basic and diluted	41,313,674	47,304,983

The following table sets forth the potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2024	2023
Stock options	6,604,136	7,523,406
Restricted stock units	5,342,012	4,851,711
Performance stock units	413,568	341,404
ESPP purchase rights	77,134	99,235
Total antidilutive securities	12,436,850	12,815,756
Note 13. Related Party Transactions
The Company incurred engineering and quality assurance costs from a third-party vendor in the three months ended March 31, 2024 and 2023. The chief executive officer of the third-party vendor is considered an immediate family member of the Company’s chief technology officer. The Company recorded $0.6 million and $0.7 million in the three months ended March 31, 2024 and 2023, respectively, in research and development expense relating to this third-party vendor on the condensed consolidated statements of operations. The Company recorded $0.2 million in accrued liabilities as of March 31, 2024 and $0.2 million in accounts payable as of December 31, 2023 on the condensed consolidated balance sheets for the amount owed to this third-party vendor.

Note 14. Restructuring
In the third quarter of 2022, the Company initiated a strategic cost reduction plan to reduce its cost structure and lower its net loss, including voluntary and involuntary global headcount reductions as well as reductions in spending with various vendors. This plan was substantially completed in the first quarter of 2023. The Company has pursued additional reductions in its workforce in 2023 and in the first quarter of 2024 to further reduce its cost structure.
The following table summarizes the restructuring costs, which primarily include severance and one-time termination benefits, in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue
Subscription and other platform	$192	$785
Professional services	12	54
Total cost of revenue	204	839
Sales and marketing	675	1,211
Research and development	112	773
General and administrative	190	230
Total restructuring costs	$1,181	$3,053

The Company paid restructuring costs of $0.7 million and $2.4 million during the first quarter of 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the restructuring liability was $0.6 million and $0.1 million, respectively, and is included in accrued and other current liabilities on the condensed consolidated balance sheets.
The Company expects to incur additional restructuring costs of $0.6 million to $0.9 million in the second quarter of 2024 and may incur additional costs in future periods for restructuring activities.
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
Businesses today primarily use traditional sales and marketing solutions, such as digital advertising and email, for marketing. While these traditional solutions reach large numbers of prospective customers, they have generally failed to deepen customer engagement because they were designed with the simple purpose of pushing marketing messages in one direction — from the business to the prospective customer. For most businesses to succeed, we believe their sales and marketing strategies must utilize digital engagement that is powered by the latest technology. Our platform provides an innovative way both to scale digital marketing and deepen prospective customer engagement. We believe our opportunity to help businesses convert digital engagement into revenue will continue to grow as industries modernize their sales and marketing processes.

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
We deliver our platform products as cloud-based subscriptions that are easy to use and purpose-built for sales and marketing professionals. As of March 31, 2024, we had 1,698 customers.
Our revenue for the first quarter of 2024 was $37.7 million compared to $43.1 million for the same period of 2023, representing a period-over-period decrease of 12%. We had a net loss of $10.7 million and $17.6 million for the first quarter of 2024 and 2023, respectively.
Key Factors Affecting Our Performance
Cost Management
We initiated a number of cost control measures in the latter part of 2022 to reduce our cost structure and lower our net loss, including voluntary and involuntary global headcount reductions as well as reductions in spending with various vendors. We pursued additional reductions in our workforce in 2023 to further reduce our cost structure and have continued to do so in the first quarter of 2024. We expect to incur additional restructuring costs in the second quarter of 2024 related to our ongoing cost reduction efforts.
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
International Expansion
We believe the expansion of real-time, revenue-generating marketing intelligence in international markets is a significant opportunity. For the first quarter of 2024 and 2023, approximately 23% of our revenue came from outside the United States. We believe there is a compelling opportunity to continue to elevate expansion opportunities for our solutions internationally, both in countries where we currently operate and countries where we do not yet sell subscriptions to our solutions. Expanding our international operations will require considerable management attention and other resources and may present challenges associated with complying with local expectations, customs, laws and regulations, and geopolitical disputes (including the Ukraine-Russia war and Gaza-Israel conflict), which may impact our ability to sell subscriptions to our solutions and otherwise cause our results to vary from period to period.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections and make strategic decisions. Our methods for calculating these metrics may differ from similarly titled metrics at other companies, which may hinder comparability with other companies. The following table sets forth our number of customers, our annual recurring revenue (“ARR”) and our customers contributing at least $100,000 in ARR (“$100k Customers”) as of the dates indicated (dollars in thousands):

	March 31, 2024	December 31, 2023	March 31, 2023
Customers	1,698	1,784	1,916
ARR	$136,480	$139,708	$155,584
ARR - Core Platform(1)	$133,265	$136,155	$149,242
$100k Customers	324	325	333

(1)ARR for Core Platform excludes Virtual Conference product.

Number of Customers
Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base over the years. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. We serve customers of all sizes, ranging from small businesses to global Fortune 100 organizations across a diverse set of industries, including technology, financial services, healthcare, industrial and manufacturing, professional services and B2B information services companies. We had a diverse customer base of 1,698 customers as of March 31, 2024. We have seen a decrease in our customer count in recent years, and our net customers decreased by 86 in the first quarter of 2024 compared to the fourth quarter of 2023, primarily due to customer churn, particularly in the lower value contracts, and fewer new customers acquired during the period. While we believe the change in our net customer numbers reflects the current budget pressures in marketing departments in some organizations, our platform is designed with a long-term view toward our customer relationships and to grow with customers as their needs expand.
Annual Recurring Revenue
We believe that ARR is a key metric to measure our business because it is driven by our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. ARR is calculated as the sum of the annualized value of our subscription contracts as of the measurement date, including existing customers with expired contracts that we expect to be renewed. Our ARR amounts exclude professional services, overages from subscription customers and Legacy revenue. As of March 31, 2024, December 31, 2023 and March 31, 2023, our ARR was $136.5 million, $139.7 million and $155.6 million, respectively, and our ARR for Core Platform, which excludes Virtual Conference product, was $133.3 million, $136.2 million and $149.2 million, respectively. The decrease in ARR from December 31, 2023 and March 31, 2023 was primarily due to customer churn and rationalizing contractual entitlements, and decreased demand for our deemphasized Virtual Conference product, offset in part by new customer contracts and contract expansions within existing customers. The decrease in ARR from December 31, 2023 was also due to seasonally lower new business activity during the first quarter of the year.
Customers Contributing $100,000 or More to ARR
As of March 31, 2024,December 31, 2023 and March 31, 2023, we had 324, 325 and 333 $100k Customers, respectively, demonstrating our penetration of larger organizations. The ARR contribution from our $100k customers in the first quarter of 2024 was consistent with the fourth quarter of 2023. The decrease in ARR contribution from our $100k customers from March 31, 2023 was primarily driven by lower value contract renewals and fewer new customer acquisitions in the period.

Results of Operations
We manage and operate as one reportable segment. The discussion below summarizes our results of operations for the periods presented, which we derived from the condensed consolidated financial statements included elsewhere in this Report.
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Revenue:
Subscription and other platform	$34,829	$39,364
Professional services	2,898	3,699
Total revenue	37,727	43,063
Cost of revenue:
Subscription and other platform(1)(4)	7,346	9,889
Professional services (1)(4)	2,436	3,317
Total cost of revenue	9,782	13,206
Gross profit	27,945	29,857
Operating expenses:
Sales and marketing(1)(4)	20,074	24,417
Research and development(1)(2)(4)	9,109	11,099
General and administrative(1)(3)(4)	11,236	14,278
Total operating expenses	40,419	49,794
Loss from operations	(12,474)	(19,937)
Interest expense	11	29
Other income, net	(2,277)	(2,572)
Loss before provision for income taxes	(10,208)	(17,394)
Provision for income taxes	495	196
Net loss	$(10,703)	$(17,590)

(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Cost of revenue
Subscription and other platform	$668	$785
Professional services	121	152
Total cost of revenue	789	937
Sales and marketing	3,058	3,057
Research and development	2,128	2,021
General and administrative	4,362	4,106
Total stock-based compensation expense	$10,337	$10,121

(2)Research and development expense includes amortization of acquired intangible asset of $138 thousand and $142 thousand for the three months ended March 31, 2024 and 2023. respectively.
(3)General and administrative expense for the three months ended March 31, 2023 includes professional advisory expenses associated with activism defense and related costs of $2,446 thousand. We did not incur such costs in the three months ended March 31, 2024.

(4)The results of operations include restructuring costs, which primarily represent severance and related expense due to restructuring activities as follows. See Note 14 for additional information.

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Cost of revenue
Subscription and other platform	$192	$785
Professional services	12	54
Total cost of revenue	204	839
Sales and marketing	675	1,211
Research and development	112	773
General and administrative	190	230
Total restructuring costs	$1,181	$3,053

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$34,829	92%	$39,364	91%	$(4,535)	(12)%
Professional services	2,898	8%	3,699	9%	(801)	(22)%
Total revenue	$37,727	100%	$43,063	100%	$(5,336)	(12)%

	Three Months Ended March 31,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Core Platform
Subscription and other platform	$34,060	90%	$37,811	88%	$(3,751)	(10)%
Professional services	2,755	8%	3,395	8%	(640)	(19)%
Total core platform revenue	36,815	98%	41,206	96%	(4,391)	(11)%
Virtual Conference
Subscription and other platform	769	2%	1,553	4%	(784)	(50)%
Professional service	143	—%	304	1%	(161)	(53)%
Total virtual conference revenue	912	2%	1,857	4%	(945)	(51)%
Total revenue	$37,727	100%	$43,063	100%	$(5,336)	(12)%

Total revenue for the first quarter of 2024 decreased $5.3 million, or 12%, compared to the same period of 2023. Revenue excluding our Virtual Conference product decreased $4.4 million, or 11%, compared to the same period of 2023. We continue to see less demand for our Virtual Conference product and we have deemphasized this product.
Subscription and other platform revenue for the first quarter of 2024 decreased $4.5 million compared to the same period of 2023. Subscription and other platform revenue excluding our Virtual Conference product decreased $3.8 million in the first quarter of 2024, compared to the same period of 2023. The decrease was primarily due to lower net customers and reduced ARR as discussed in the section titled “Key Business Metrics.”

Professional services revenue for the first quarter of 2024 decreased $0.8 million compared to the same period of 2023. Professional services revenue excluding our Virtual Conference product decreased $0.6 million in the first quarter of 2024 compared to the same period of 2023. The decrease was primarily due to more customers electing to be “self-service” and not utilize our professional services offerings.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$7,346	20%	$9,889	23%	$(2,543)	(26)%
Professional services	2,436	6%	3,317	8%	(881)	(27)%
Total cost of revenue	$9,782	26%	$13,206	31%	$(3,424)	(26)%
Gross profit	$27,945	74%	$29,857	69%	$(1,912)	(6)%
Gross margin	74%		69%
Cost of Revenue
Cost of revenue for the first quarter of 2024 decreased $3.4 million, or 26%, compared to the same period of 2023, primarily reflecting the result of our active cost management and headcount reduction related to our restructuring activities. We anticipate the restructuring activities to continue in the second quarter of 2024.
Gross Margin
Gross margin for the first quarter of 2024 was 74% compared to 69% for the same period of 2023. While we continued to invest in our cloud infrastructure capabilities to support our business needs, we have made cost reductions across our business since the second half of 2022 to streamline our operations.
We expect gross margin for 2024 to be relatively consistent with 2023. We have continued to increase our utilization of the public cloud for our newer product offerings while we actively manage costs given the current macro-economic environment.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$20,074	53%	$24,417	57%	$(4,343)	(18)%
Sales and marketing expense for the first quarter of 2024 decreased $4.3 million, or 18%, compared to the same period of 2023. The decrease was primarily attributable to a decrease in personnel-related expenses of $3.0 million due to headcount reduction related to our restructuring activities. The remainder of the decrease was primarily driven by our active cost management as we focused on driving improved sales efficiency under the current macro-economic environment.
We expect our sales and marketing expense to decrease in absolute dollars in 2024 compared to 2023 as we continue to tighten our sales and marketing spend given the current macro-economic environment while supporting demand for our digital experiences and continuing to develop our next generation intelligent engagement platform.

Research and Development

	Three Months Ended March 31,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Research and development	$9,109	24%	$11,099	26%	$(1,990)	(18)%
Research and development expense for the first quarter of 2024 decreased $2.0 million, or 18%, in 2024 compared to the same period of 2023. The decrease was primarily attributable to our active cost management and headcount reduction related to our restructuring activities. We have been applying a disciplined approach to focus our investments on research and development areas that offer the greatest opportunities, including our investments in generative AI capabilities for our product offering, such as ACE, as we expand our platform and bring new products to the market.
We expect our research and development expense to decrease moderately in absolute dollars in 2024 compared to 2023 as we focus on further developing our platform and infrastructure while we actively manage costs given the current macro-economic environment.
General and Administrative

	Three Months Ended March 31,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$11,236	30%	$14,278	33%	$(3,042)	(21)%
General and administrative expense for the first quarter of 2024 decreased $3.0 million, or 21%, compared to the same period of 2023. The decrease was primarily attributable to the $2.4 million professional advisory expenses associated with activism defense we incurred in the first quarter of 2023 while we did not incur such costs in the same period of 2024. The remainder of decrease was due to our active cost management and headcount reduction related to our restructuring activities.
We expect our general and administrative expense to decrease modestly in absolute dollars in 2024 compared to 2023 as we continue to actively manage costs given the current macro-economic environment.
Interest Expense

	Three Months Ended March 31,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$11	—%	$29	—%	$(18)	(62%)
Interest expense for the first quarter of 2024 remained relatively flat in absolute dollars compared to the same period of 2023.
Other Income, Net

	Three Months Ended March 31,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income, net	$(2,277)	(6)%	$(2,572)	(6)%	$(295)	(11)%

The change in other income, net for the first quarter of 2024 compared to the same period of 2023 was primarily driven by the increase in investment income. See Note 10 for additional information.
Provision for Income Taxes

	Three Months Ended March 31,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Provision for income taxes	$495	1%	$196	—%	$299	153%
The change in provision for income taxes for the first quarter of 2024 compared to the same period of 2023 was primarily driven by the increase in realized foreign exchange gains in foreign jurisdictions.
Liquidity and Capital Resources
As of March 31, 2024, we had cash, cash equivalents and marketable securities of $196.1 million. Our investments generally consist of money market mutual funds, U.S. Treasury securities, U.S. Agency securities and debt securities, all of which are available for use in our current operations. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We have historically funded our liquidity requirements through sales of convertible preferred stock, cash generated from our operations, borrowings and availability under our revolving credit facility, and most recently through our IPO in February 2021.
Prior to the conclusion of our $125 million capital return program in February 2024, we spent a total of $5.3 million on share repurchases (including commissions) during the first quarter of 2024. In March 2024, our board of directors approved a new $25 million share repurchase program (the “2024 Repurchase Program”) allowing us to purchase shares of our common stock on a discretionary basis from time to time over a 12-month term through open market repurchases, privately negotiated transactions, or other means. As of March 31, 2024, we had $25.0 million available for future share repurchases under the 2024 Repurchase Program.
In an ongoing effort to streamline our organization, we have pursued additional reductions in our workforce in the first quarter of 2024 to further reduce our cost structure. We incurred aggregate restructuring and other charges of $1.2 million in the first quarter of 2024, primarily related to severance and one-time termination benefits. See Note 14 to the condensed consolidated financial statements for further information. We expect to incur additional restructuring costs of $0.6 million to $0.9 million in the second quarter of 2024 related to our ongoing cost reduction efforts and may incur additional costs in future periods for restructuring activities.
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$2,138	$(4,167)
Net cash (used in) provided by investing activities	(32,250)	88,762
Net cash used in financing activities	(4,636)	(10,947)

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
Net cash provided by (used in) operating activities is primarily impacted by our net loss adjusted for certain non-cash items such as stock-based compensation, depreciation and amortization, amortization of deferred contract acquisition costs, amortization (accretion) on marketable securities, as well as the effect of changes in operating assets and liabilities. Our cash flows from operating activities provided net cash of $2.1 million in the first quarter of 2024 compared to used cash of $4.2 million in the same period of 2023, resulting in an increase of cash inflow of $6.3 million. The increase was primarily attributable to the $6.9 million decrease in net loss, partially reduced by the $0.2 million decrease in non-cash expenses and $0.4 million unfavorable changes in operating assets and liabilities between the periods. In the first quarter of 2024, we made total restructuring related payments of $0.7 million compared to $2.4 million in the same period of 2023. See Note 14 for additional information.
The total non-cash adjustments for the first quarter of 2024 was $14.9 million compared to $15.1 million for the same period of 2023, reflecting a $0.2 million unfavorable change of non-cash adjustment.
Working capital used cash of $2.1 million in the first quarter of 2024 compared to $1.7 million in the same period of 2023, an increase of cash outflow of $0.4 million. This unfavorable change in working capital was impacted by, among other items, the timing of vendor payments and prepayment as well as the timing of cash receipts from customers.
Investing Activities
Net cash used in investing activities for the first quarter of 2024 was $32.3 million compared to provided cash of $88.8 million for the same period of 2023. The unfavorable change was primarily driven by a decrease in proceeds from maturities and sales of marketable securities of $165.7 million, offset in part by a decrease in purchases of marketable securities of $45.5 million.
Our most significant capital expenditures have been investments in our equipment to support ongoing operations. We expect our capital investment to continue in the future.
Financing Activities
Net cash used in financing activities for the first quarter of 2024 was $4.6 million compared to $10.9 million for the same period of 2023. The decrease in cash outflow was primarily driven by $5.5 million of decreased spending on share repurchases during the period.
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
Outstanding principal amounts on the revolving credit facility incur interest at a rate equal to Comerica Bank’s prime referenced rate, as defined in the loan agreement. The referenced prime rate was 8.50% as of March 31, 2024 and December 31, 2023.
As of March 31, 2024, we had not drawn down on our line of credit and have a borrowing capacity of $50.0 million under the revolving credit facility.

Commitments and Contractual Obligations
The following table summarizes our non-cancelable contractual obligations as of March 31, 2024 (in thousands):

	Payments Due by Period
	Total	Remainder of 2024	2025 to 2026	2027 to 2028	2029 and Thereafter
Operating lease obligations	$4,806	$2,242	$2,531	$33	$—
Finance lease obligations	44	44	—	—	—
Equipment loans	36	36	—	—	—
Purchase commitments(1)	5,164	2,089	2,960	115	—
Other(2)	2,027	1,082	853	92	—
Total	$12,077	$5,493	$6,344	$240	$—

(1)Amounts primarily represent our off-balance sheet commitments under various software license and co-location facilities and services agreements. See Note 8 to condensed consolidated financial statements for additional information.
(2)Amounts represent our recognized commitments under various software license agreements and are included in our accrued liabilities and other long-term liabilities on our condensed consolidated balance sheets.
Critical Accounting Policies and Estimates
There has been no significant change during this quarter to our critical accounting policies and estimates as discussed in our annual report on Form 10-K for the year ended December 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risks from that discussed in Item 7A of our annual report on Form 10-K for the year ended December 31, 2023.
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
The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of March 31, 2024 (in thousands):

	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value as of March 31, 2024	50 BPS	100 BPS	150 BPS
Marketable securities	$179,454	$178,891	$178,328	$177,766	$177,203	$176,640	$176,078

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2024. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We, our Chief Executive Officer, our Chief Financial Officer, certain current and former members of our board of directors, and the underwriters that participated in our initial public offering (“IPO”) are named as defendants in a consolidated putative class action, captioned In re ON24, Inc. Securities Litigation, 4:21-cv-08578-YGR (filed in November 2021), that is currently pending in the United States District Court for the Northern District of California. The consolidated complaint purports to assert claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, our common stock issued in connection with our IPO. The complaint alleges that our registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. The plaintiff seeks, among other things, an award of damages and attorneys’ fees and costs. The defendants filed a motion to dismiss the complaint in May 2022, which the district court granted with leave to amend in July 2023. Plaintiff filed its amended complaint in September 2023, and the defendants filed a motion to dismiss the amended complaint in October 2023. In March 2024, the district court granted the defendants’ motion to dismiss with prejudice. Plaintiff has filed a notice of appeal of the district court’s order. We believe that the allegations in the amended complaint are without merit.
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
Our revenue growth rate has decreased in recent years following a period of rapid growth. Although we experienced significant revenue growth in 2021 and 2020, including a revenue increase of 30% in 2021 compared to 2020, in subsequent years we have seen declines. For example, in the three months ended March 31, 2024, our revenue decreased 12% compared to the same period of 2023. The decreases reflect a number of factors including reduced budgets for our customers, the reduced impact of COVID-19 which resulted in customers doing more in-person marketing and competitive dynamics. If our revenue does not increase in future periods, our business, financial condition and results of operations could be harmed. Furthermore, if we cannot attract new customers to our platform or our existing customers do not continue their subscriptions, our business, financial condition and results of operations would be harmed.
As a result of our limited operating history at our current scale, our ability to forecast our future results of operations is limited and subject to a number of uncertainties. You should not rely on our rapid growth in 2021 or 2020, our revenue decline in 2023 or 2022, or any other trend in a prior period, as an indication of our future performance. In future periods, our revenue may decline for a number of reasons, including any reduction in demand for our platform, increased competition, higher market penetration, a contraction of our overall market, our inability to accurately forecast demand for our platform and plan for capacity constraints or our failure, for any reason, to capitalize on growth opportunities. If our revenue does not grow, investors’ perceptions of our business and the trading price of our common stock may continue to be adversely affected.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly results of operations and financial condition may vary significantly in the future, and period-to-period comparisons may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and financial condition may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. For example, our revenue decreased in the first quarter of 2024 compared to the same period in 2023 and we may face similar declines in future periods, as our customers and their users resume more in-person marketing activities. Further, because we generally invoice our customers at the beginning of the contractual terms of their subscriptions to our solutions, our financial condition reflects deferred revenue that we recognize ratably as revenue over the contractual term. As the impact of COVID-19 has lessened, we have observed fewer new subscriptions and renewals, and our cash and deferred revenue have decreased. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include:
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
•the length of sales cycles;
•Seasonality of customer utilization and marketing budgets;
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
•the timing or amount of any share repurchases, including any impact from the excise tax on stock repurchases created by the Inflation Reduction Act of 2022;
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
Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology for sales and marketing, which depends in part on the amount of spending allocated by our customers or potential customers on sales and marketing technology. This spending depends on worldwide economic and geopolitical conditions. The U.S. and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, inflation (including wage inflation), labor market constraints, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, pandemics such as COVID-19, and overall economic uncertainty. These economic conditions can arise suddenly, including the recent rise in inflation and the overall macroeconomic environment, which has negatively impacted our customers’ marketing budgets. In addition, geopolitical developments, such as potential trade wars, and actions or inactions of the U.S. or other major national governments, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. In response to general economic uncertainty and over-hiring during COVID-19, many U.S. companies, particularly in the technology sector, laid off employees in mass job cuts in 2022 and 2023. Since the third quarter of 2022, we have initiated multiple strategic cost reductions, which included significant headcount reductions in 2022 and 2023 to reduce our cost structure, which may impact our ability to operate our business. Any additional or larger scale reductions in force if economic conditions worsen may harm our business, results of operations and financial condition.
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
We had a net loss of $10.7 million and $17.6 million in the three months ended March 31, 2024 and 2023, respectively, and we may incur net losses in the future. We intend to continue to expend funds on our direct sales force and marketing efforts to attract new customers and increase usage of our platform and products by our existing customers, to develop and enhance our platform and for general corporate purposes. To the extent we are successful in increasing our customer base, we may also incur increased losses because most of the costs associated with acquiring customers (other than sales commissions) are incurred up front, while the related subscription revenue is generally recognized ratably over the applicable subscription term. In addition, we may incur increased losses because most of the costs associated with acquiring customers, including sales commissions, require us to make cash outlays at the time we acquire a customer, and, similarly, the timing of our recognition of subscription revenue and sales commissions may not correspond with our cash position. Our subscriptions typically have terms of one year that automatically renew for successive one-year terms unless terminated. We also have certain customers with subscription terms for up to three years. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses and any increase in our cost of sales, including as a result of a shift to a hybrid cloud. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of subscriptions to our platform, and the entry or the success of competitive products and services. As a result, we may not achieve or maintain profitability in future periods.
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
A substantial portion of our business is with large Enterprise customers. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. As of March 31, 2024, we had 324 $100k Customers, which are generally large organizations, representing 67% of our ARR. The timing of our sales with our Enterprise customers and related revenue recognition is difficult to predict because of the length and uncertainty of the sales cycle for these customers. We are often required to spend significant time and resources to educate and familiarize these potential customers with the value proposition of paying for our platform. The length of our sales cycle for these customers, from initial evaluation to payment for our platform, is often around three to six months or more and can vary substantially from customer to customer. As a result, it is difficult to predict whether and when a sale will be completed. An inability to increase our Enterprise customer base could harm our business.
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
We have significant operations outside of the United States. In the three months ended March 31, 2024, we generated 23% of our revenue from customers outside of the United States. In prior periods, we have focused on expanding our international operations and we may continue to do so in future periods. For example, in 2020, we established a subsidiary in Japan to support our operations in the Asia-Pacific region and in 2022 we established a subsidiary in Germany to support our operations in the EMEA. Future efforts to expand our current international operations, including entering new markets or countries, may not be effective. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems and commercial markets. Any future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to special risks, including risks associated with:
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
In addition, following Russia’s military invasion of Ukraine in February 2022, NATO deployed additional military forces to Eastern Europe, and the United States, European Union, and other nations announced various sanctions against Russia. The invasion of Ukraine has triggered unprecedented sanctions against Russia by the U.S., NATO, and other countries which has created global security concerns that have had a lasting impact on regional and global economies, any or all of which could adversely affect our business. In the first quarter of 2024, we experienced a decrease of 6% in total revenue from customers in the EMEA region as compared to the same period of 2023, which we believe was in part driven by the uncertain macroeconomic environment surrounding the Ukraine-Russia war. We are actively monitoring the conflict in Ukraine to assess its ongoing impact on our business, as well as on our customers and other parties with whom we do business. Separately, in October 2023, an armed conflict began in Israel and the Gaza Strip, which has also involved hostilities in surrounding countries. It is not possible to predict the broader consequences of these ongoing conflicts, which could include further sanctions, embargoes, regional instability, and geopolitical shifts. It is also not possible to predict if these ongoing conflicts may have adverse effects on existing macroeconomic conditions, consumer spending habits, currency exchange rates, and financial markets. We are actively monitoring these conflicts to assess their ongoing impact on our business, as well as on our customers and other parties with whom we do business.
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
The growth and expansion of our business experienced in 2021 and 2020 placed a continuous, significant strain on our management, operational and financial resources. Our information technology systems and our internal controls and procedures may not adequately keep pace with any future growth. In addition, we face challenges of integrating, developing, motivating and retaining an employee base in various countries around the world. Managing any future growth would also require significant expenditures and allocation of valuable management resources.
Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast any future growth, our business would be harmed.

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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an "emerging growth company," as defined in the JOBS Act. We are required to disclose, to the extent material, changes made in our internal control over financial reporting on a quarterly basis. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the trading price of our common stock.
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
Occurrence of any catastrophic event, including a pandemic such as COVID-19, earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyberattack, war or terrorist attack, could result in lengthy interruptions in our service. In particular, our U.S. headquarters and one of the data centers we utilize are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the internet, the electric grid or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other catastrophic event, our ability to deliver our solutions to our customers would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business could be harmed.
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
We primarily rely on a combination of patents, trade secrets, domain name protections, trademarks and copyrights, as well as confidentiality, license and subscription agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of March 31, 2024, we have 20 issued patents and 19 pending patent applications. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, the resulting patents may not effectively protect every significant feature of our solutions. For example, we have received a summary judgment ruling that a patent which is immaterial to our business is invalid. It is possible that our efforts to protect our intellectual property rights are unsuccessful.
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
As of March 31, 2024 and 2023, we had no outstanding indebtedness under the Revolving Credit Facility. We may incur indebtedness in the future, which may require us to secure such obligations with substantially all of our assets; to comply with various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments and engage in transactions with our affiliates; and to meet certain financial covenants. Any substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could restrict our business operations or have other adverse consequences, including the following:
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
We sell to customers globally and have international operations primarily in the United Kingdom, Australia, Singapore and Japan. To the extent we expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended March 31, 2024, 13% of our revenue and 10% of our expenses were denominated in currencies other than U.S. dollars. For the three months ended March 31, 2023, 13% of our revenue and 13% of our expenses were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
Risks Related to Ownership of Our Common Stock
Our share repurchases may not enhance long-term stockholder value, may increase the volatility of our stock prices and, as we implement it, will diminish our cash reserves.

In February 2024, we completed our $125.0 million capital return program. While this program returned capital to our stockholders, we now have fewer capital resources with which to fund our operations and pursue other opportunities. In addition, in March 2024, our board of directors approved our 2024 Repurchase Program, which allows us to repurchase $25 million in shares of common stock on a discretionary basis from time to time over a 12-month term through open market purchases, privately negotiated transactions, or other means. Our 2024 Repurchase Program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, or to do so in any particular manner. Further, our share repurchases could affect our share trading prices or increase their volatility, and any repurchases will reduce our cash reserves. If we do not repurchase any shares or if we commence repurchases and then suspend or terminate them, the trading prices of our stock may decrease and their volatility increase. Even if we complete our 2024 Repurchase Program, we may not be successful in our goal of enhancing long-term stockholder value. As we use our cash resources in our 2024 Repurchase Program, we will have less cash to fund our operations and pursue other opportunities that may provide superior value to stockholders. In addition, we do not plan to pay cash dividends in the foreseeable future and we intend to retain any future earnings for use in the operation and expansion of our business. Our ability to pay dividends is restricted by the terms of our Revolving Credit Facility. As a result, stockholders should assume that sales of their common stock after price appreciation is the only way to realize any future gains on their investment.
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
Any provision of our Certificate of Incorporation or Bylaws or Delaware corporate law that has the effect of delaying or deterring a change in control could limit opportunities for our stockholders to receive a premium for their shares of common stock, and it could also reduce the price that investors are willing to pay for our common stock.
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
We have been, and may in the future be, subject to activities initiated by activist stockholders. For example, in March 2023, we entered into the Cooperation Agreement with Indaba Capital Management L.P. (the “Cooperation Agreement”). Pursuant to the Cooperation Agreement, we expanded our board of directors, appointed two new directors, and declassified our board of directors. Partly in response to stockholder requests, we returned $125 million to stockholders through our capital return program, including a $49.9 million special dividend in June 2023 and $75 million in open market stock repurchases.
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
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being required to provide fewer years of audited financial statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these provisions until we are no longer an “emerging growth company.” We will cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and (iv) December 31, 2026. We may choose to take advantage of some but not all of these reduced reporting burdens. We have taken advantage of certain reduced reporting burdens in our reports with the SEC. Accordingly, the information contained herein and in our other SEC reports may be different than the information you receive from other public companies in which you hold stock.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes the repurchases of our shares of common stock in the first quarter of 2024.

Period	Total number of shares purchased	Average price paid per shares(1)	Total number of shares purchased as part of publicly announced plans or program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)(2)
January 1, 2024 to January 31, 2024	472,685	$7.31	472,685	$1.8
February 1, 2024 to February 29, 2024	229,935	$7.88	229,935	$—
March 1, 2024 to March 31, 2024	—	$—	—	$2.5
Total	702,620	$7.50	702,620	$2.5

(1)Includes commission of $0.02 per share paid to broker.
(2)In March 2023, our board of directors authorized a $125 million capital return program, $75 million of which was to be effected through stock repurchases. This capital return program concluded in February 2024. In March 2024, our board of directors authorized the 2024 Repurchase Program for up to $25 million in share repurchases over a 12-month term.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
On March 15, 2024, Jayesh Sahasi, Executive Vice President, Product and Chief Technology Officer, adopted a Rule 10b5-1 trading plan. Mr. Sahasi’ s plan provides for the sale of up to 108,000 shares of our common stock by June 30, 2025. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.
On February 12, 2024, Sharat Sharan, Chief Executive Officer, terminated the Rule 10b5-1 trading plan that was adopted on August 31, 2023. On February 29, 2024, Mr. Sharan entered into a sell-to-cover instruction that provides for sales of only such number of shares of our common stock as are necessary to satisfy the applicable tax withholding obligations arising from the vesting of RSUs and PSUs granted to him. The total number of shares that may be sold pursuant to the sell-to-cover instruction letter is not determinable. The instruction terminates on October 1, 2024. This instruction was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report

3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-39965	3.1	8/9/2023
3.2	Amended and Restated Bylaws.	8-K	001-39965	3.2	2/8/2021
10.1	Letter Agreement, dated February 22, 2024, by and among ON24, Inc., Indaba Capital Management, L.P. and certain of its affiliates.	8-K	001-39965	10.1	2/26/2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

ON24, Inc.

Date: May 8, 2024	By:	/s/ Sharat Sharan
Sharat Sharan
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Steven Vattuone
Steven Vattuone
Chief Financial Officer
(Principal Financial and Accounting Officer)