Form 10-Q
period 2024-06-30
ON24 INC.
filed 2024-08-08
CIK 1110611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2024, the registrant had 41,529,271 shares of common stock outstanding.

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
•our ability to attract new customers and expand sales to existing customers.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

ON24, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$15,485	$53,209
Marketable securities	178,317	145,497
Accounts receivable, net of allowances and reserves of $3,900 and $3,621 as of June 30, 2024 and December 31, 2023, respectively	24,025	37,939
Deferred contract acquisition costs, current	11,932	12,428
Prepaid expenses and other current assets	6,246	4,714
Total current assets	236,005	253,787
Property and equipment, net	5,344	5,371
Operating right-of-use assets	2,269	2,981
Intangible asset, net	984	1,305
Deferred contract acquisition costs, non-current	13,391	15,756
Other long-term assets	1,019	1,102
Total assets	$259,012	$280,302
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,014	$1,914
Accrued and other current liabilities	14,627	16,907
Deferred revenue	66,007	74,358
Finance lease liabilities, current	—	127
Operating lease liabilities, current	2,856	2,779
Total current liabilities	85,504	96,085
Operating lease liabilities, non-current	1,101	2,483
Other long-term liabilities	1,560	1,517
Total liabilities	88,165	100,085
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share; 500,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 41,973,042 and 41,189,321 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	498,574	485,291
Accumulated deficit	(327,391)	(305,513)
Accumulated other comprehensive income (loss)	(340)	435
Total stockholders’ equity	170,847	180,217
Total liabilities and stockholders’ equity	$259,012	$280,302

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Subscription and other platform	$34,147	$38,336	$68,976	$77,700
Professional services	3,202	3,750	6,100	7,449
Total revenue	37,349	42,086	75,076	85,149
Cost of revenue
Subscription and other platform	7,032	9,066	14,378	18,955
Professional services	2,506	3,134	4,942	6,451
Total cost of revenue	9,538	12,200	19,320	25,406
Gross profit	27,811	29,886	55,756	59,743
Operating expenses
Sales and marketing	19,457	22,628	39,531	47,045
Research and development	9,081	10,930	18,190	22,029
General and administrative	12,332	12,105	23,568	26,383
Total operating expenses	40,870	45,663	81,289	95,457
Loss from operations	(13,059)	(15,777)	(25,533)	(35,714)
Interest expense	10	33	21	62
Other income, net	(2,305)	(3,193)	(4,582)	(5,765)
Loss before provision for income taxes	(10,764)	(12,617)	(20,972)	(30,011)
Provision for income taxes	411	230	906	426
Net loss	$(11,175)	$(12,847)	$(21,878)	$(30,437)
Net loss per share
Basic and diluted	$(0.27)	$(0.28)	$(0.53)	$(0.65)
Weighted-average shares used in computing net loss per share
Basic and diluted	41,991,996	45,866,022	41,652,834	46,581,527

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(11,175)	$(12,847)	$(21,878)	$(30,437)
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax	(1)	27	(246)	18
Unrealized (loss) gain on available for sale debt securities, net of tax	(78)	(394)	(529)	584
Total other comprehensive (loss) income	(79)	(367)	(775)	602
Total comprehensive loss	$(11,254)	$(13,214)	$(22,653)	$(29,835)

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2024	41,796,012	$4	$490,896	$(316,216)	$(261)	$174,423
Repurchase of common stock	(840,856)	—	(5,006)	—	—	(5,006)
Issuance of common stock upon exercise of stock options	152,762	—	241	—	—	241
Issuance of common stock upon release of restricted stock units	798,460	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	66,664	—	367	—	—	367
Stock-based compensation expense	—	—	12,076	—	—	12,076
Other comprehensive loss	—	—	—	—	(79)	(79)
Net loss	—	—	—	(11,175)	—	(11,175)
Balance as of June 30, 2024	41,973,042	$4	$498,574	$(327,391)	$(340)	$170,847

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2023	46,847,621	$5	$562,151	$(271,317)	$97	$290,936
Cash dividend declared ($1.09 per share)	—	—	(49,872)	—	—	(49,872)
Repurchase of common stock	(2,821,451)	(1)	(23,492)	—	—	(23,493)
Excise taxes on repurchase of common stock	—	—	(155)	—	—	(155)
Issuance of common stock upon exercise of stock options	290,371	—	633	—	—	633
Issuance of common stock upon release of restricted stock units	614,764	—	—	—	—	—
Issuance of common stock under ESPP	82,438	—	546	—	—	546
Stock-based compensation expense	—	—	11,605	—	—	11,605
Other comprehensive income	—	—	—	—	(367)	(367)
Net loss	—	—	—	(12,847)	—	(12,847)
Balance as of June 30, 2023	45,013,743	$4	$501,416	$(284,164)	$(270)	$216,986

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	41,189,321	$4	$485,291	$(305,513)	$435	$180,217
Repurchase of common stock	(1,543,476)	—	(10,276)	—	—	(10,276)
Issuance of common stock upon exercise of stock options	466,943	—	779	—	—	779
Issuance of common stock upon release of restricted stock units	1,793,590	—	—	—	—	—
Issuance of common stock under ESPP	66,664	—	367	—	—	367
Stock-based compensation expense	—	—	22,413	—	—	22,413
Other comprehensive loss	—	—	—	—	(775)	(775)
Net loss	—	—	—	(21,878)	—	(21,878)
Balance as of June 30, 2024	41,973,042	$4	$498,574	$(327,391)	$(340)	$170,847

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	47,554,801	$5	$562,555	$(253,727)	$(872)	$307,961
Cash dividend declared ($1.09 per share)	—	—	(49,872)	—	—	(49,872)
Repurchase of common stock	(4,100,578)	(1)	(34,212)	—	—	(34,213)
Excise taxes on repurchase of common stock	—	—	(215)	—	—	(215)
Issuance of common stock upon exercise of stock options	398,222	—	888	—	—	888
Issuance of common stock upon release of restricted stock units	1,078,860	—	—	—	—	—
Issuance of common stock under ESPP	82,438	—	546	—	—	546
Stock-based compensation expense	—	—	21,726	—	—	21,726
Other comprehensive income	—	—	—	—	602	602
Net loss	—	—	—	(30,437)	—	(30,437)
Balance as of June 30, 2023	45,013,743	$4	$501,416	$(284,164)	$(270)	$216,986

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,878)	$(30,437)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,454	2,792
Stock-based compensation expense	22,413	21,726
Amortization of deferred contract acquisition costs	7,595	7,844
Provision for allowance for doubtful accounts and billing reserves	1,201	1,699
Non-cash lease expense	779	941
Accretion of marketable securities	(2,935)	(3,711)
Lease impairment charge	—	1,209
Other	70	156
Changes in operating assets and liabilities:
Accounts receivable	12,713	10,744
Deferred contract acquisition costs	(4,734)	(6,263)
Prepaid expenses and other assets	(1,743)	(848)
Accounts payable	344	(471)
Accrued liabilities	(2,888)	(2,747)
Deferred revenue	(8,351)	(8,994)
Other liabilities	(1,514)	(2,123)
Net cash provided by (used in) operating activities	3,526	(8,483)
Cash flows from investing activities:
Purchase of property and equipment	(1,528)	(732)
Purchase of marketable securities	(126,421)	(195,825)
Proceeds from maturities of marketable securities	91,648	276,470
Proceeds from sale of marketable securities	4,360	9,321
Net cash (used in) provided by investing activities	(31,941)	89,234
Cash flows from financing activities:
Proceeds from exercise of stock options	994	884
Proceeds from issuance of common stock under ESPP	367	546
Payment for repurchase of common stock	(10,276)	(33,306)
Payment of cash dividend	—	(49,872)
Repayment of equipment loans	(72)	(131)
Repayment of finance lease obligations	(127)	(942)
Net cash used in financing activities	(9,114)	(82,821)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(197)	229
Net decrease in cash, cash equivalents and restricted cash	(37,726)	(1,841)
Cash, cash equivalents and restricted cash, beginning of period	53,298	27,169
Cash, cash equivalents and restricted cash, end of period	$15,572	$25,328
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$15,485	$25,158
Restricted cash included in other assets, non-current	87	170
Total cash, cash equivalent and restricted cash	$15,572	$25,328
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$474	$438
Cash paid for interest	$2	$36
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its annual report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies during the six months ended June 30, 2024.
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

Note 2. Revenue
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic region based on the shipping address of customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$28,701	$32,611	$57,813	$65,943
EMEA	6,688	7,020	13,109	13,884
Other	1,960	2,455	4,154	5,322
Total revenue	$37,349	$42,086	$75,076	$85,149

No individual foreign country contributed 10% or more of the total revenue during the three and six months ended June 30, 2024 and 2023
No single customer accounted for 10% or more of the total revenue during the three and six months ended June 30, 2024 and 2023. Additionally, no single customer accounted for 10% or more of accounts receivable as of June 30, 2024 and December 31, 2023.
Contract Balances
Accounts receivable: The Company records accounts receivable when the Company has a contractual right to consideration. In some arrangements, a right to consideration for the Company’s performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled receivable. As of June 30, 2024 and December 31, 2023, unbilled receivables were included within accounts receivable, net of allowance for doubtful accounts and billing reserves on the condensed consolidated balance sheets and were not material.
Contract assets: The Company records a contract asset when the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. Contract assets are included in prepaid expenses and other current assets in the condensed consolidated balance sheets and were not material as of June 30, 2024 and December 31, 2023.
Contract liabilities: The Company defers its revenue when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized during the following 12-month period and the remaining portion is recorded as noncurrent, which is included in other long-term liabilities on the condensed consolidated balance sheet. The amount of revenue recognized in the three and six months ended June 30, 2024 that was included in deferred revenue at the beginning of the period was $21.5 million and $52.4 million, respectively
Remaining Performance Obligations
The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company may bill for the full term in advance or on an annual, quarterly or monthly basis, depending on the terms of the agreement. As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $121.9 million, which consists of both billed consideration in the amount of $66.4 million and unbilled consideration in the amount of $55.5 million that the Company expects to recognize as revenue. As of June 30, 2024, the Company expects to recognize 77% of its remaining performance obligations as revenue over the subsequent 12 months and the remainder thereafter.
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
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years as the Company specifically anticipates renewals of customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. The Company determines the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of its platform and related significant features. Amortization of deferred contract acquisition costs was $3.8 million and $7.6 million for the three and six months ended June 30, 2024, respectively, and $3.9 million and $7.8 million for the three and six months ended June 30, 2023, respectively. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the condensed consolidated statements of operations.
The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. The Company had no impairment losses relating to deferred contract acquisition costs during the periods presented.
Note 3. Marketable Securities
Marketable securities consisted of the following as of the periods presented (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. Treasury securities	$178,620	$13	$(316)	$178,317
Total marketable securities	$178,620	$13	$(316)	$178,317

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. Treasury securities	$135,850	$271	$(40)	$136,081
U.S. Agency securities	5,906	—	(3)	5,903
Corporate debt securities	1,696	—	(1)	1,695
Commercial paper	1,819	—	(1)	1,818
Total marketable securities	$145,271	$271	$(45)	$145,497

The Company’s marketable securities have been classified as available for sale. All available for sale debt securities are available for use in current operations. Accordingly, they have been classified as current.
Marketable securities that have been in a continuous unrealized loss position consisted of the following as of the periods presented (in thousands):

	June 30, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$153,361	$(316)	$—	$—	$153,361	$(316)
Total	$153,361	$(316)	$—	$—	$153,361	$(316)

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$60,150	$(40)	$—	$—	$60,150	$(40)
U.S. Agency securities	4,176	(3)	—	—	4,176	(3)
Corporate debt securities	1,695	(1)	—	—	1,695	(1)
Commercial paper	1,818	(1)	—	—	1,818	(1)
Total	$67,839	$(45)	$—	$—	$67,839	$(45)

The Company periodically evaluates whether any security has experienced credit-related declines in fair value. The Company did not recognize any credit loss related to its available for sales debt securities during the three and six months ended June 30, 2024 or 2023.
The amount of realized gains or losses from marketable securities that were reclassified out from accumulated other comprehensive income (loss) to other (income) expense, net was based on specific identification and such amount was immaterial in the three and six months ended June 30, 2024 and six months ended June 30, 2023. The Company had no realized gains or losses from marketable securities that were reclassified out of accumulated other comprehensive income (loss) in the three months ended June 30, 2023.
The following summarizes the remaining contractual maturities of the Company’s marketable securities as of June 30, 2024 (in thousands):

Fair Value
One year or less	$163,700
Over one year through three years	14,617
Total marketable securities	$178,317

Note 4. Fair Value Measurement
The following tables summarize the Company’s financial instruments recorded at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash equivalents - money market mutual funds	$10,611	$—	$—	$10,611
Marketable securities
U.S. Treasury securities	—	178,317	—	178,317
Total cash equivalents and marketable securities	$10,611	$178,317	$—	$188,928

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash equivalents - money market mutual funds	$33,952	$—	$—	$33,952
Marketable securities
U.S. Treasury securities	—	136,081	—	136,081
U.S. Agency securities	—	5,903	—	5,903
Corporate debt securities	—	1,695	—	1,695
Commercial paper	—	1,818	—	1,818
Total cash equivalents and marketable securities	$33,952	$145,497	$—	$179,449

As of June 30, 2024 and December 31, 2023, the Company classified its cash equivalents within level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company classified its marketable securities within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded.
Note 5. Balance Sheets Components
Property and Equipment, Net
Property and equipment, net consisted of the following as of the periods presented (in thousands):

	June 30, 2024	December 31, 2023
Computer, equipment and software(1)	$33,380	$33,220
Furniture and fixtures	1,109	1,091
Leasehold improvements	3,744	3,801
Property and equipment, gross	38,233	38,112
Less: Accumulated depreciation and amortization(2)	(32,889)	(32,741)
Property and equipment, net	$5,344	$5,371

(1)Includes assets recorded under finance leases of nil and $1.7 million as of June 30, 2024 and December 31, 2023, respectively.
(2)Includes amount for assets recorded under finance leases of nil and $1.6 million as of June 30, 2024 and December 31, 2023, respectively.

Depreciation and amortization expense for property and equipment was $1.1 million and $2.2 million for the three and six months ended June 30, 2024, respectively, and $1.2 million and $2.5 million for the three and six months ended June 30, 2023, respectively.
The following table presents the property and equipment, net of depreciation and amortization, by geographic region as of the periods presented (in thousands):

	June 30, 2024	December 31, 2023
United States	$5,096	$5,069
EMEA	238	284
Other	10	18
Total property and equipment, net	$5,344	$5,371

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the periods presented (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation and benefits	$4,050	$4,223
Accrued bonus and commissions	4,148	7,095
Other	6,429	5,589
Accrued and other current liabilities	$14,627	$16,907

Note 6. Intangible Assets
The Company’s acquired intangible asset subject to amortization as of the periods presented was as follows (in thousands):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(1,268)	$1,432
Effect of foreign currency translation	(475)	27	(448)
Total	$2,225	$(1,241)	$984

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(992)	$1,708
Effect of foreign currency translation	(397)	(6)	(403)
Total	$2,303	$(998)	$1,305

The intangible asset is amortized on a straight-line basis over its useful life of 4 years. As of June 30, 2024, the intangible asset had a remaining amortization period of 1.8 years.
The amortization expense was $0.2 million and $0.3 million for both of the three and six months ended June 30, 2024 and 2023. The amortization expense was included in research and development in the condensed consolidated statements of operations as the acquired technology is used to enhance our existing product capabilities.
The estimated future amortization expense for the intangible asset is as follows (in thousands):

Remainder 2024	$280
2025	556
2026	148
Total	$984

Note 7. Credit Facility
In September 2021, the Company amended its revolving line of credit with a financial institution effective August 2021, which increased the Company's borrowing capacity to a maximum of $50.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows the Company to borrow up to $50.0 million if the Company maintains at least $100.0 million on deposit at the institution. If such deposit is less than $100.0 million, the Company may borrow up to the lesser of $50.0 million or an amount determined by the Company's trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate, as defined by the agreement. As of June 30, 2024, the Company had not drawn down on its line of credit and has a borrowing capacity of $50.0 million. The terms of the agreement permit voluntary prepayment without premium or penalty. The revolving credit facility matures in August 2024 and is secured by substantially all of the Company’s assets. The outstanding principal balance on the revolving line of credit, if any, is due at maturity. The Company is required to pay quarterly in arrears a commitment fee of 0.15% per annum on the undrawn portion available under the revolving line of credit. As of June 30, 2024, the Company had an outstanding standby letter of credit of $1.2 million as a guarantee for a leased space.
Interest on the revolving credit facility is payable monthly in arrears at a rate equal to the lender’s prime referenced rate as defined in the agreement. The prime referenced rate was 8.50% as of June 30, 2024 and December 31, 2023.
The revolving credit facility is subject to certain restrictions and financial covenants, including the requirement of maintaining a minimum debt to EBITDA ratio when the Company’s current portion of the total borrowing exceeds $5.0 million and the Company fails to maintain $100.0 million in deposits. As of June 30, 2024, the Company was not subject to the financial covenant as the Company met the deposit requirement and had not drawn down from its line of credit. In addition, the revolving line of credit agreement restricts the Company from paying dividends without prior approval from the financing institution. In April 2023, the Company further amended its revolving line of credit to allow for certain transactions including payment of dividends and share repurchases from open market purchases or through an accelerated share repurchase program, subject to certain terms and conditions.

Note 8. Commitment and Contingencies
Purchase Obligations
As of June 30, 2024, the Company has non-cancelable unrecognized purchase commitments primarily related to software license fees and co-location facilities and services as follows (in thousands):

Purchase Obligations(1)
Remainder 2024	$2,078
2025	2,878
2026	1,117
2027	115
Total	$6,188

(1)Excludes non-cancelable recognized purchase commitments related to software license fees of $1.9 million that are included in accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets.
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
FASB ASC 450-20, Contingencies, sets forth the rules for accounting for uncertain tax positions for taxes not based on income. When a loss contingency exists, the likelihood of the incurrence of the liability can range from probable to remote. The Company believes it is reasonably possible that a loss will result from the sales and use tax assessments in the range of zero to $0.4 million. The Company has not recorded an accrual as of June 30, 2024 and December 31, 2023.
Legal Proceedings
The Company, its Chief Executive Officer, its Chief Financial Officer, certain current and former members of its Board of Directors and the underwriters that participated in the Company’s IPO are named as defendants in a consolidated putative class action, captioned In re ON24, Inc. Securities Litigation, 4:21-cv-08578-YGR (filed in November 2021), that is currently pending in the United States District Court for the Northern District of California. The consolidated complaint purports to assert claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, the Company’s common stock issued in connection with the Company’s IPO. The complaint alleges that the Company’s registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. Plaintiff seeks, among other things, an award of damages and attorneys’ fees and costs. The defendants filed a motion to dismiss the complaint in May 2022, which the district court granted with leave to amend in July 2023. Plaintiff filed its amended complaint in September 2023, and the defendants filed a motion to dismiss the amended complaint in October 2023. In March 2024, the district court granted the defendants’ motion to dismiss with prejudice. Plaintiff has filed a notice of appeal of the district court’s order and briefing in the appeal is currently ongoing. The Company believes the allegations in the amended complaint are without merit. The Company is unable to reasonably estimate a possible loss or range of possible loss, if any, arising from this matter at this early stage. Accordingly, no accrued litigation expense has been recorded in the accompanying condensed consolidated financial statements.
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
Common Stock Reserved for Future Issuance
As of June 30, 2024, the Company had the following shares of common stock reserved for future issuance under its equity incentive plan and employee share purchase plan:

Stock options outstanding	6,344,587
Restricted stock outstanding	7,804,502
Remaining shares available for future grant under 2021 Equity Incentive Plan(1)	2,658,747
Remaining shares available for future issuance under 2021 Employee Stock Purchase Plan(2)	2,163,252
Total shares of common stock reserved as of June 30, 2024	18,971,088

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
The following table presents certain information regarding shares repurchased during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Number of shares repurchased	840,856	2,821,451	1,543,476	4,100,578
Average price per share, including commissions	$5.95	$8.33	$6.66	$8.34
Total repurchase costs, including commissions (in millions)	$5.0	$23.5	$10.3	$34.2
As of June 30, 2024, the Company has $20.0 million available for future share repurchases under the 2024 Repurchase Program.
The Company repurchased 529,265 shares of common stock at an average per share price of $6.14 from July 1, 2024 through August 6, 2024 pursuant to the 2024 Repurchase Program.

Grant Activities
Stock Options
A summary of stock option activity and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2023	6,974,082	$5.98
Granted	—	—
Exercised	(466,943)	1.67		$2,540
Cancelled and forfeited	(162,552)	13.63
Balance as of June 30, 2024	6,344,587	$6.74	4.50	$16,927
Vested and exercisable	6,090,033	$6.27	4.42	$16,925

Restricted Stock Units
A summary of RSU activity and related information is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2023	5,952,386	$10.89
Granted	2,682,878	6.59
Vested	(1,842,069)	11.21
Cancelled and forfeited	(207,755)	13.57
Unvested balance as of June 30, 2024	6,585,440	$8.92

The total fair value of RSUs vested in the three and six months ended June 30, 2024 was $9.9 million and $20.6 million, respectively. The total fair value of RSUs vested in the three and six months ended June 30, 2023 was $8.3 million and $16.1 million, respectively.
Restricted Stock Unit with Performance Conditions
In the second quarter of 2024, the Company’s board of directors granted 805,494 market performance-based restricted stock units (“PSUs”) to certain executive officers with a grant date fair value of $6.8 million. The PSUs vest following three annual performance periods beginning in 2024, each in an amount equal to one-third of the target number of PSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned PSUs capped at 125% for the first two performance periods. The maximum payout for the entire award is capped at 200% of the granted shares. These PSUs additionally are subject to continued service by the award holders through the end of each performance period. As of June 30, 2024, none of these PSUs have vested.
In the second quarter of 2023, the Company’s board of directors granted 203,000 market performance-based restricted stock units to certain executive officers with a grant date fair value of $2.5 million. The PSUs vest following three annual performance periods beginning in 2023, each in an amount equal to one-third of the target number of PSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned PSUs capped at 125% for the first two performance periods. The maximum payout for the entire award is capped at 200% of the granted shares. These PSUs additionally are subject to continued service by the award holder through the end of each performance period. In May 2023, an additional 32,204 PSUs were issued in connection with the anti-dilution adjustment. As of June 30, 2024, 47,819 of these PSUs have vested.

In the fourth quarter of 2022, the Company’s board of directors granted 341,404 market performance-based restricted stock units to an executive officer with a grant date fair value of $4.2 million. The PSUs vest following three annual performance periods beginning in 2023, each in an amount equal to one-third of the target number of PSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned PSUs capped at 125% for the first two performance periods. The maximum payout for the entire award is capped at 200% of the granted shares. These PSUs additionally are subject to continued service by the award holder through the end of each performance period. In May 2023, an additional 54,167 PSUs were issued in connection with the anti-dilution adjustment. As of June 30, 2024, 75,976 of these PSUs have vested.
Stock-Based Compensation
The stock-based compensation expense by line item in the condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue
Subscription and other platform	$687	$709	$1,355	$1,494
Professional services	129	144	250	296
Total cost of revenue	816	853	1,605	1,790
Sales and marketing	3,338	3,555	6,396	6,612
Research and development	2,246	2,363	4,374	4,384
General and administrative	5,676	4,834	10,038	8,940
Total stock-based compensation expense	$12,076	$11,605	$22,413	$21,726

The following table presents the unrecognized stock-based compensation expense and weighted-average recognition periods as of June 30, 2024 (in thousands, except years):

	Stock Option	Restricted Stock	ESPP
Unrecognized stock-based compensation expense	$5,093	$57,382	$81
Weighted-average amortization period	0.46 years	1.98 years	0.38 years
Note 10. Other Income, Net
Other income, net consisted of the following for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$(939)	$(1,539)	$(1,794)	$(2,497)
Accretion on marketable securities	(1,428)	(1,885)	(2,935)	(3,711)
Foreign currency losses	66	226	153	491
Other	(4)	5	(6)	(48)
Other income, net	$(2,305)	$(3,193)	$(4,582)	$(5,765)

Note 11. Income Taxes
The Company’s provision for income taxes were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Provision for income taxes	$411	$230	$906	$426
The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. The Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision quarterly. Provision for income taxes for the three and six months ended June 30, 2024 increased $0.2 million and $0.5 million, respectively, compared to the three and six months ended June 30, 2023. The increase in provision for income taxes was primarily driven by increases in realized foreign exchange gains in foreign jurisdictions and a tax provision true-up. The increase in the six months ended June 30, 2024 was partially offset by the decreased income in foreign jurisdictions.
The Company regularly performs an assessment of the likelihood of realizing benefits of its deferred tax assets. As of June 30, 2024, the Company recorded a valuation allowance against its U.S. deferred tax assets based on available evidence. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable.
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
Note 12. Net Loss Per Share
The following tables set forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(11,175)	$(12,847)	$(21,878)	$(30,437)
Net loss per share of common stock, basic and diluted	$(0.27)	$(0.28)	$(0.53)	$(0.65)
Weighted-average common stock outstanding, basic and diluted	41,991,996	45,866,022	41,652,834	46,581,527

The following table sets forth the potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	6,344,587	7,534,542	6,344,587	7,534,542
Restricted stock units	6,585,440	6,196,553	6,585,440	6,196,553
Performance stock units	1,219,062	630,775	1,219,062	630,775
ESPP purchase rights	70,022	91,158	70,022	91,158
Total antidilutive securities	14,219,111	14,453,028	14,219,111	14,453,028
Note 13. Related Party Transactions
The Company incurred engineering and quality assurance costs from a third-party vendor in the three and six months ended June 30, 2024 and 2023. The chief executive officer of the third-party vendor is considered an immediate family member of the Company’s chief technology officer. The Company recorded $0.7 million and $1.3 million in the three and six months ended June 30, 2024, respectively, and $0.7 million and $1.4 million in the three and six months ended June 30, 2023, respectively, in research and development expense relating to this third-party vendor on the condensed consolidated statements of operations. The Company recorded $0.4 million and $0.2 million in accounts payable as of June 30, 2024 and December 31, 2023, respectively, on the condensed consolidated balance sheets for the amount owed to this third-party vendor.

Note 14. Restructuring
In the third quarter of 2022, the Company initiated a strategic cost reduction plan to reduce its cost structure and lower its net loss, including voluntary and involuntary global headcount reductions as well as reductions in spending with various vendors. This plan was substantially completed in the first quarter of 2023. The Company has pursued additional reductions in its workforce in 2023 and in the three and six months ended 2024 to further reduce its cost structure.
The following table summarizes the restructuring costs and impairment charge in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30, 2024			Six Months Ended June 30,
	Severance and Related Charges(1)	Lease Impairment Charge(2)	Total	Severance and Related Charges(1)	Lease Impairment Charges(2)	Total
Cost of revenue
Subscription and other platform	$21	$—	$21	$213	$—	$213
Professional services	1	—	1	13	—	13
Total cost of revenue	22	—	22	226	—	226
Sales and marketing	330	—	330	1,005	—	1,005
Research and development	—	—	—	112	—	112
General and administrative	149	—	149	339	—	339
Total restructuring costs	$501	$—	$501	$1,682	$—	$1,682

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Severance and Related Charges(1)	Lease Impairment Charge(2)	Total	Severance and Related Charges(1)	Lease Impairment Charges(2)	Total
Cost of revenue
Subscription and other platform	$720	$89	$809	$1,505	$89	$1,594
Professional services	50	101	151	104	101	205
Total cost of revenue	770	190	960	1,609	190	1,799
Sales and marketing	597	208	805	1,808	208	2,016
Research and development	340	472	812	1,113	472	1,585
General and administrative	52	339	391	282	339	621
Total restructuring costs	$1,759	$1,209	$2,968	$4,812	$1,209	$6,021

(1)Severance and related charges primarily include severance and one-time termination benefits.
(2)Lease impairment charge represents the underutilized real estate charge on the Company’s headquarters lease.
The Company paid restructuring costs of $0.8 million and $1.5 million during the three and six months ended June 30, 2024, respectively, and $1.7 million and $4.1 million during the three and six months ended June 30,2023, respectively. As of June 30, 2024 and December 31, 2023, the restructuring liability was $0.3 million and $0.1 million, respectively, and is included in accrued and other current liabilities on the condensed consolidated balance sheets.
The Company expects to incur additional restructuring costs of $0.4 million to $0.7 million in the third quarter of 2024 and may incur additional costs in future periods for restructuring activities.

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

We deliver our platform products as cloud-based subscriptions that are easy to use and purpose-built for sales and marketing professionals. As of June 30, 2024, we had 1,682 customers.
Our revenue for the second quarter and first half of 2024 was $37.3 million and $75.1 million, respectively, compared to $42.1 million and $85.1 million for the same periods of 2023, representing a period-over-period decrease of 11% and 12%. We had a net loss of $11.2 million and $21.9 million for the second quarter and first half of 2024, respectively, and $12.8 million and $30.4 million for the same periods of 2023.
Key Factors Affecting Our Performance
Cost Management
We initiated a number of cost control measures in the latter part of 2022 to reduce our cost structure and lower our net loss, including voluntary and involuntary global headcount reductions as well as reductions in spending with various vendors. We pursued additional reductions in our workforce in 2023 to further reduce our cost structure and have continued to do so in the first half of 2024. We expect to incur additional restructuring costs in the second half of 2024 related to our ongoing cost reduction efforts.
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
International Expansion
We believe the expansion of real-time, revenue-generating marketing intelligence in international markets is a significant opportunity. For the second quarter and first half of 2024 and 2023, approximately 23% of our revenue came from outside the United States. We believe there is a compelling opportunity to continue to elevate expansion opportunities for our solutions internationally, both in countries where we currently operate and countries where we do not yet sell subscriptions to our solutions. Expanding our international operations will require considerable management attention and other resources and may present challenges associated with complying with local expectations, customs, laws and regulations, and geopolitical disputes (including the Ukraine-Russia war and Gaza-Israel conflict), which may impact our ability to sell subscriptions to our solutions and otherwise cause our results to vary from period to period.
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

	June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2023	March 31, 2023
Customers	1,682	1,698	1,784	1,826	1,916
ARR	$133,702	$136,480	$139,708	$144,792	$155,584
ARR - Core Platform(1)	$131,032	$133,265	$136,155	$140,619	$149,242
$100k Customers	319	324	325	323	333

(1)ARR for Core Platform excludes Virtual Conference product.
Number of Customers
Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base over the years. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. We serve customers of all sizes, ranging from small businesses to global Fortune 100 organizations across a diverse set of industries, including technology, financial services, healthcare, industrial and manufacturing, professional services and B2B information services companies. We had a diverse customer base of 1,682 customers as of June 30, 2024. We have seen a decrease in our customer count in recent years, and our net customers decreased by 16 in the second quarter of 2024 compared to the first quarter of 2024, primarily due to customer churn, particularly in the lower value contracts, offset in part by more new customers acquired during the period. While we believe the change in our net customer numbers reflects the current budget pressures in marketing departments in some organizations, our platform is designed with a long-term view toward our customer relationships and to grow with customers as their needs expand.
Annual Recurring Revenue
We believe that ARR is a key metric to measure our business because it is driven by our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. ARR is calculated as the sum of the annualized value of our subscription contracts as of the measurement date, including existing customers with expired contracts that we expect to be renewed. Our ARR amounts exclude professional services, overages from subscription customers and Legacy revenue. As of June 30, 2024, December 31, 2023 and June 30, 2023, our ARR was $133.7 million, $139.7 million and $144.8 million, respectively, and our ARR for Core Platform, which excludes Virtual Conference product, was $131.0 million, $136.2 million and $140.6 million, respectively. The decrease in ARR from March 31, 2024 and December 31, 2023 was primarily due to customer churn and rationalizing contractual entitlements, and decreased demand for our deemphasized Virtual Conference product, offset in part by new customer contracts and contract expansions within existing customers.
Customers Contributing $100,000 or More to ARR
As of June 30, 2024, December 31, 2023 and June 30, 2023, we had 319, 325 and 323 $100k Customers, respectively, demonstrating our penetration of larger organizations. The decrease in ARR contribution from our $100k Customers from the first quarter of 2024 was primarily driven by lower value contract renewals and downsells from existing customers. The decrease in ARR contribution from our $100k Customers from December 31, 2023 was primarily driven by downsells from existing customers and fewer new customer acquisitions in the period.

Results of Operations
We manage and operate as one reportable segment. The discussion below summarizes our results of operations for the periods presented, which we derived from the condensed consolidated financial statements included elsewhere in this Report.
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Revenue:
Subscription and other platform	$34,147	$38,336	$68,976	$77,700
Professional services	3,202	3,750	6,100	7,449
Total revenue	37,349	42,086	75,076	85,149
Cost of revenue:
Subscription and other platform(1)(4)	7,032	9,066	14,378	18,955
Professional services (1)(4)	2,506	3,134	4,942	6,451
Total cost of revenue	9,538	12,200	19,320	25,406
Gross profit	27,811	29,886	55,756	59,743
Operating expenses:
Sales and marketing(1)(4)	19,457	22,628	39,531	47,045
Research and development(1)(2)(4)	9,081	10,930	18,190	22,029
General and administrative(1)(3)(4)	12,332	12,105	23,568	26,383
Total operating expenses	40,870	45,663	81,289	95,457
Loss from operations	(13,059)	(15,777)	(25,533)	(35,714)
Interest expense	10	33	21	62
Other income, net	(2,305)	(3,193)	(4,582)	(5,765)
Loss before provision for income taxes	(10,764)	(12,617)	(20,972)	(30,011)
Provision for income taxes	411	230	906	426
Net loss	$(11,175)	$(12,847)	$(21,878)	$(30,437)

(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue
Subscription and other platform	$687	$709	$1,355	$1,494
Professional services	129	144	250	296
Total cost of revenue	816	853	1,605	1,790
Sales and marketing	3,338	3,555	6,396	6,612
Research and development	2,246	2,363	4,374	4,384
General and administrative	5,676	4,834	10,038	8,940
Total stock-based compensation expense	$12,076	$11,605	$22,413	$21,726

(2)Research and development expense includes amortization of acquired intangible asset of $138 thousand and $276 thousand for the three and six months ended June 30, 2024, respectively, and $135 thousand and $277 thousand for the three and six months ended June 30, 2023. respectively.
(3)General and administrative expense for the three and six months ended June 30, 2023 includes professional advisory expenses associated with activism defense and related costs of $210 thousand and $2,656 thousand, respectively. We did not incur such costs in the three and six months ended June 30, 2024.

(4)The results of operations include restructuring costs, which primarily represent severance and related expense due to restructuring activities, and impairment charges on our headquarters lease, as follows. See Note 14 for additional information.

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Severance and related Charges	Lease Impairment Charge	Total	Severance and related Charges	Lease Impairment Charge	Total

	(in thousands)
Cost of revenue
Subscription and other platform	$21	$—	$21	$213	$—	$213
Professional services	1	—	1	13	—	13
Total cost of revenue	22	—	22	226	—	226
Sales and marketing	330	—	330	1,005	—	1,005
Research and development	—	—	—	112	—	112
General and administrative	149	—	149	339	—	339
Total restructuring costs	$501	$—	$501	$1,682	$—	$1,682

	Three Months Ended June 30, 2023			Six months ended June 30, 2023
	Severance and related Charges	Lease Impairment Charge	Total	Severance and related Charges	Lease Impairment Charge	Total

	(in thousands)
Cost of revenue
Subscription and other platform	$720	$89	$809	$1,505	$89	$1,594
Professional services	50	101	151	104	101	205
Total cost of revenue	770	190	960	1,609	190	1,799
Sales and marketing	597	208	805	1,808	208	2,016
Research and development	340	472	812	1,113	472	1,585
General and administrative	52	339	391	282	339	621
Total restructuring costs	$1,759	$1,209	$2,968	$4,812	$1,209	$6,021

Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$34,147	91%	$38,336	91%	$(4,189)	(11)%
Professional services	3,202	9%	3,750	9%	(548)	(15)%
Total revenue	$37,349	100%	$42,086	100%	$(4,737)	(11)%

	Six Months Ended June 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$68,976	92%	$77,700	91%	$(8,724)	(11)%
Professional services	6,100	8%	7,449	9%	(1,349)	(18)%
Total revenue	$75,076	100%	$85,149	100%	$(10,073)	(12)%

	Three Months Ended June 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Core Platform
Subscription and other platform	$33,479	90%	$37,000	88%	$(3,521)	(10)%
Professional services	3,006	8%	3,460	8%	(454)	(13)%
Total core platform revenue	36,485	98%	40,460	96%	(3,975)	(10)%
Virtual Conference
Subscription and other platform	668	1%	1,336	3%	(668)	(50)%
Professional service	196	1%	290	1%	(94)	(32)%
Total virtual conference revenue	864	2%	1,626	4%	(762)	(47)%
Total revenue	$37,349	100%	$42,086	100%	$(4,737)	(11)%

	Six Months Ended June 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Core Platform
Subscription and other platform	$67,539	90%	$74,811	88%	$(7,272)	(10)%
Professional services	5,761	8%	6,855	8%	(1,094)	(16)%
Total core platform revenue	73,300	98%	81,666	96%	(8,366)	(10)%
Virtual Conference
Subscription and other platform	1,437	2%	2,889	3%	(1,452)	(50)%
Professional service	339	—%	594	1%	(255)	(43)%
Total virtual conference revenue	1,776	2%	3,483	4%	(1,707)	(49)%
Total revenue	$75,076	100%	$85,149	100%	$(10,073)	(12)%

Total revenue decreased $4.7 million, or 11%, in the second quarter of 2024 and decreased $10.1 million, or 12%, in the first half of 2024, compared to the same periods of 2023. Revenue excluding our Virtual Conference product decreased $4.0 million, or 10%, in the second quarter of 2024 and decreased $8.4 million, or 10%, in the first half of 2024, compared to the same periods of 2023. We continue to see less demand for our Virtual Conference product and we have deemphasized this product.
Subscription and other platform revenue decreased $4.2 million in the second quarter of 2024 and decreased $8.7 million in the first half of 2024, compared to the same periods of 2023. Subscription and other platform revenue excluding our Virtual Conference product decreased $3.5 million in the second quarter of 2024 and decreased $7.3 million in the first half of 2024, compared to the same periods of 2023. These decreases were primarily due to lower net customers and reduced ARR as discussed in the section titled “Key Business Metrics.”
Professional services revenue decreased $0.5 million in the second quarter of 2024 and decreased $1.3 million in the first half of 2024, compared to the same periods of 2023. Professional services revenue excluding our Virtual Conference product decreased $0.5 million in the second quarter of 2024 and decreased $1.1 million in the first half of 2024, compared to the same periods of 2023. These decreases were primarily due to more customers electing to be “self-service” and not utilize our professional services offerings.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$7,032	19%	$9,066	22%	$(2,034)	(22)%
Professional services	2,506	7%	3,134	7%	(628)	(20)%
Total cost of revenue	$9,538	26%	$12,200	29%	$(2,662)	(22)%
Gross profit	$27,811	74%	$29,886	71%	$(2,075)	(7)%
Gross margin	74%		71%

	Six Months Ended June 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$14,378	19%	$18,955	22%	$(4,577)	(24)%
Professional services	4,942	7%	6,451	8%	(1,509)	(23)%
Total cost of revenue	$19,320	26%	$25,406	30%	$(6,086)	(24)%
Gross profit	$55,756	74%	$59,743	70%	$(3,987)	(7)%
Gross margin	74%		70%
Cost of Revenue
Cost of revenue decreased $2.7 million, or 22%, for the second quarter of 2024 and decreased $6.1 million, or 24%, for the first half of 2024, compared to the same periods of 2023, primarily reflecting the result of our active cost management and headcount reduction related to our restructuring activities. We anticipate the restructuring activities to continue in the second half of 2024.
Gross Margin
Gross margin was 74% for the second quarter of 2024 compared to 71% of the same period in 2023. Gross margin was 74% for the first half of 2024, compared to 70% for the same period of 2023. The favorable changes in gross margin primarily reflect the result of our active cost management and headcount reduction related to our restructuring activities. While we continued to invest in our cloud infrastructure capabilities to support our business needs, we have made cost reductions across our business since the second half of 2022 to streamline our operations.
We expect gross margin for the remainder of 2024 to be relatively consistent with 2023. We have continued to increase our utilization of the public cloud for our newer product offerings while we actively manage costs given the current macro-economic environment.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$19,457	52%	$22,628	54%	$(3,171)	(14)%

	Six Months Ended June 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$39,531	53%	$47,045	55%	$(7,514)	(16)%
Sales and marketing expense decreased $3.2 million, or 14%, in the second quarter of 2024 and decreased $7.5 million, or 16%, in the first half of 2024, compared to the same periods of 2023. The decrease in each respective period was primarily attributable to a decrease in personnel-related expenses of $2.4 million and $5.4 million due to headcount reduction related to our restructuring activities. The remainder of these decreases was primarily driven by our active cost management as we focused on driving improved sales efficiency under the current macro-economic environment.
We expect our sales and marketing expense to decrease in absolute dollars in the remainder of 2024 compared to 2023 as we continue to tighten our sales and marketing spend given the current macro-economic environment while supporting demand for our digital experiences and our next generation intelligent engagement platform.
Research and Development

	Three Months Ended June 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Research and development	$9,081	24%	$10,930	26%	$(1,849)	(17)%

	Six Months Ended June 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Research and development	$18,190	24%	$22,029	26%	$(3,839)	(17)%
Research and development expense decreased $1.8 million, or 17%, in the second quarter of 2024 and decreased $3.8 million, or 17%, in the first half of 2024, compared to the same periods of 2023. The decrease in each respective period was primarily attributable to a decrease in personnel-related expenses of $1.1 million and $2.7 million due to headcount reduction related to our restructuring activities. The remainder of these decreases was primarily driven by our active cost management. We have been applying a disciplined approach to focus our investments on research and development areas that offer the greatest opportunities, including our investments in generative AI capabilities for our product offering, such as ACE, as we expand our platform and bring new products to the market.
We expect our research and development expense to decrease moderately in absolute dollars in the remainder of 2024 compared to 2023 as we focus on further developing our platform and infrastructure while we actively manage costs given the current macro-economic environment.
General and Administrative

	Three Months Ended June 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$12,332	33%	$12,105	29%	$227	2%

	Six Months Ended June 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$23,568	31%	$26,383	31%	$(2,815)	(11)%
General and administrative expense increased $0.2 million, or 2%, in the second quarter of 2024 and decreased $2.8 million, or 11%, in the first half of 2024, compared to the same periods of 2023. Excluding the $0.8 million and $1.1 million increase of stock-based compensation expense in each respective period, general and administrative expense decreased $0.6 million and $3.9 million compared to the same periods of 2023. These decreases were primarily due to our active cost management and headcount reduction related to our restructuring activities. The decrease in the first half of 2024 was also attributable to the $2.7 million professional advisory expenses associated with activism defense we incurred in the first half of 2023, which we did not incur in the same period of 2024.
We expect our general and administrative expense to decrease modestly in absolute dollars in the remainder of 2024 compared to 2023 as we continue to actively manage costs given the current macro-economic environment.
Interest Expense

	Three Months Ended June 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$10	—%	$33	—%	$(23)	(70%)

	Six Months Ended June 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$21	—%	$62	—%	$(41)	(66%)
Interest expense for the second quarter and first half of 2024 remained relatively flat in absolute dollars compared to the same periods of 2023.
Other Income, Net

	Three Months Ended June 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income, net	$(2,305)	(6)%	$(3,193)	(8)%	$(888)	(28)%

	Six Months Ended June 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income, net	$(4,582)	(6)%	$(5,765)	(7)%	$(1,183)	(21)%
The decreases in other income, net for the second quarter and first half of 2024 compared to the same periods of 2023 were primarily driven by the decrease in investment income. See Note 10 for additional information.

Provision for Income Taxes

	Three Months Ended June 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Provision for income taxes	$411	1%	$230	1%	$181	79%

	Six Months Ended June 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Provision for income taxes	$906	1%	$426	1%	$480	113%
The increases in provision for income taxes for the second quarter and first half of 2024 compared to the same periods of 2023 were primarily driven by increases in realized foreign exchange gains in foreign jurisdictions and a tax provision true-up. The increase in the first half of 2024 was partially offset by the decreased income in foreign jurisdictions.
Liquidity and Capital Resources
As of June 30, 2024, we had cash, cash equivalents and marketable securities of $193.8 million. Our investments generally consist of money market mutual funds, U.S. Treasury securities, U.S. Agency securities and debt securities, all of which are available for use in our current operations. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We have historically funded our liquidity requirements through sales of convertible preferred stock, cash generated from our operations, borrowings and availability under our revolving credit facility, and most recently through our IPO in February 2021.
Prior to the conclusion of our $125 million capital return program in February 2024, we spent a total of $5.3 million on share repurchases (including commissions) during the first quarter of 2024. In March 2024, our board of directors approved a new $25 million share repurchase program (the “2024 Repurchase Program”) allowing us to purchase shares of our common stock on a discretionary basis from time to time over a 12-month term through open market repurchases, privately negotiated transactions, or other means. In the second quarter and first half of 2024, we spent $5.0 million and $10.3 million, respectively, on share repurchases (including commissions) pursuant to the 2024 Repurchase Program. In the third quarter of 2024 through August 6, 2024, we spent $3.3 million on share repurchases (including commissions).and had $16.7 million available for future share repurchases under the 2024 Repurchase Program.
In an ongoing effort to streamline our organization, we have pursued additional reductions in our workforce in the first half of 2024 to further reduce our cost structure. We incurred aggregate restructuring and other charges of $0.5 million and $1.7 million in the second quarter and first half of 2024, respectively, primarily related to severance and one-time termination benefits. See Note 14 to the condensed consolidated financial statements for further information. We expect to incur additional restructuring costs of $0.4 million to $0.7 million in the third quarter of 2024 related to our ongoing cost reduction efforts and may incur additional costs in future periods for restructuring activities.
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

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$3,526	$(8,483)
Net cash (used in) provided by investing activities	(31,941)	89,234
Net cash used in financing activities	(9,114)	(82,821)
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
Net cash provided by (used in) operating activities is primarily impacted by our net loss adjusted for certain non-cash items such as stock-based compensation, depreciation and amortization, amortization of deferred contract acquisition costs, amortization (accretion) on marketable securities, as well as the effect of changes in operating assets and liabilities. Our cash flows from operating activities provided net cash of $3.5 million in the six months ended 2024 compared to used net cash of $8.5 million in the same period of 2023, resulting in an increase of cash inflow of $12.0 million. The increase was primarily attributable to the $8.6 million decrease in net loss and $4.5 million favorable changes in operating assets and liabilities between the periods, partially offset by the $1.1 million decrease in non-cash expenses. In the second quarter of 2024, we made total restructuring related payments of $1.5 million compared to $4.1 million in the same period of 2023. See Note 14 for additional information.
The total non-cash adjustments for the six months ended 2024 was $31.5 million compared to $32.6 million for the same period of 2023, reflecting a $1.1 million unfavorable change of non-cash adjustment.
Working capital used cash of $6.3 million in the six months ended 2024 compared to $10.8 million in the same period of 2023, a decrease of cash outflow of $4.5 million. This favorable change in working capital was impacted by, among other items, the timing of vendor payments and prepayment as well as the timing of cash receipts from customers.
Investing Activities
Net cash used in investing activities for the six months ended 2024 was $31.9 million compared to provided cash of $89.2 million for the same period of 2023. The unfavorable change was primarily driven by a decrease in proceeds from maturities and sales of marketable securities of $189.8 million, offset in part by a decrease in purchases of marketable securities of $69.4 million.
Our most significant capital expenditures have been investments in our equipment to support ongoing operations. We expect our capital investment to continue in the future.
Financing Activities
Net cash used in financing activities for the six months ended 2024 was $9.1 million compared to $82.8 million for the same period of 2023. The decrease in cash outflow was primarily driven by the $49.9 million payment of the special one-time dividend in the second quarter of 2023 and $23.0 million of decreased spending on share repurchases during the period.
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
Outstanding principal amounts on the revolving credit facility incur interest at a rate equal to Comerica Bank’s prime referenced rate, as defined in the loan agreement. The referenced prime rate was 8.50% as of June 30, 2024 and December 31, 2023.
As of June 30, 2024, we had not drawn down on our line of credit and have a borrowing capacity of $50.0 million under the revolving credit facility.
Commitments and Contractual Obligations
The following table summarizes our non-cancelable contractual obligations as of June 30, 2024 (in thousands):

	Payments Due by Period
	Total	Remainder of 2024	2025 to 2026	2027 to 2028	2029 and Thereafter
Operating lease obligations	$4,078	$1,508	$2,536	$34	$—
Purchase commitments(1)	6,188	2,078	3,995	115	—
Other(2)	1,865	845	928	92	—
Total	$12,131	$4,431	$7,459	$241	$—

(1)Amounts primarily represent our commitments under various software license and co-location facilities and services agreements. See Note 8 to condensed consolidated financial statements for additional information.
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
The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of June 30, 2024 (in thousands):

	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value as of June 30, 2024	50 BPS	100 BPS	150 BPS
Marketable securities	$179,943	$179,401	$178,859	$178,317	$177,775	$177,233	$176,691

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2024. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We, our Chief Executive Officer, our Chief Financial Officer, certain current and former members of our board of directors, and the underwriters that participated in our initial public offering (“IPO”) are named as defendants in a consolidated putative class action, captioned In re ON24, Inc. Securities Litigation, 4:21-cv-08578-YGR (filed in November 2021), that is currently pending in the United States District Court for the Northern District of California. The consolidated complaint purports to assert claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, our common stock issued in connection with our IPO. The complaint alleges that our registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. The plaintiff seeks, among other things, an award of damages and attorneys’ fees and costs. The defendants filed a motion to dismiss the complaint in May 2022, which the district court granted with leave to amend in July 2023. Plaintiff filed its amended complaint in September 2023, and the defendants filed a motion to dismiss the amended complaint in October 2023. In March 2024, the district court granted the defendants’ motion to dismiss with prejudice. Plaintiff has filed a notice of appeal of the district court’s order and briefing in the appeal is currently ongoing. We believe that the allegations in the amended complaint are without merit.
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
•our ability to attract new customers and expand sales to existing customers;
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
Our revenue growth rate has decreased in recent years following a period of rapid growth. Although we experienced significant revenue growth in 2021 and 2020, including a revenue increase of 30% in 2021 compared to 2020, in subsequent years we have seen declines. For example, in the three and six months ended June 30, 2024, our revenue decreased 11% and 12%, respectively, compared to the same periods of 2023. The decreases reflect a number of factors including reduced budgets for our customers, the reduced impact of COVID-19 which resulted in customers doing more in-person marketing and competitive dynamics. If our revenue does not increase in future periods, our business, financial condition and results of operations could be harmed. Furthermore, if we cannot attract new customers to our platform or our existing customers do not continue their subscriptions, our business, financial condition and results of operations would be harmed.
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
Our quarterly results of operations and financial condition may vary significantly in the future, and period-to-period comparisons may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and financial condition may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. For example, our revenue decreased in the first two quarters of 2024 compared to the same periods in 2023 and we may face similar declines in future periods. Further, because we generally invoice our customers at the beginning of the contractual terms of their subscriptions to our solutions, our financial condition reflects deferred revenue that we recognize ratably as revenue over the contractual term. In recent years, we have observed fewer new subscriptions and renewals, and our cash and deferred revenue have decreased. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include:
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
We compete for customers with a number of different types of companies that offer a variety of products and services, including meeting tools, webinar software, virtual event software, video portal software, content management software, physical events, physical event software, marketing automation software, and digital marketing tools. Our competitors vary in size and in the breadth and scope of the products and services they offer. Many of our current and potential competitors have larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. Our solutions face competition from a number of web-based meeting, webinar, physical event and marketing software products offered by companies such as Zoom, LogMeIn, Microsoft, Cisco, Cvent, Adobe, RingCentral and Kaltura. Many of these products have significantly lower prices. Although many of these companies do not currently offer products with real-time engagement features that gather the types and extent of actionable data that we gather, many of these companies have significantly greater resources and may be able to introduce similar products in the future. Additionally, we operate in a market which has experienced a rapid increase in the number of new and competitive entrants in the recent past and may again in the future. Furthermore, this market has seen rapid expansion, which may attract additional entrants, any of which could be our current business partners. As we introduce new solutions and services, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future.
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
Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology for sales and marketing, which depends in part on the amount of spending allocated by our customers or potential customers on sales and marketing technology. This spending depends on worldwide economic and geopolitical conditions. The U.S. and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, inflation (including wage inflation), labor market constraints, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, pandemics such as COVID-19, and overall economic uncertainty. These economic conditions can arise suddenly, including the recent rise in inflation and the overall macroeconomic environment, which has negatively impacted our customers’ marketing budgets. In addition, geopolitical developments, such as the upcoming 2024 United States presidential election, potential trade wars, and actions or inactions of the U.S. or other major national governments, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. In response to general economic uncertainty and over-hiring during COVID-19, many U.S. companies, particularly in the technology sector, laid off employees in mass job cuts in 2022 and 2023. Since the third quarter of 2022, we have initiated multiple strategic cost reductions, which included significant headcount reductions in 2022 and 2023 to reduce our cost structure, which may impact our ability to operate our business. Any additional or larger scale reductions in force if economic conditions worsen may harm our business, results of operations and financial condition.
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
We had a net loss of $11.2 million and $21.9 million in the three and six months ended June 30, 2024, respectively, and $12.8 million and $30.4 million in the three and six months ended June 30, 2023, respectively, and we may incur net losses in the future. We intend to continue to expend funds on our direct sales force and marketing efforts to attract new customers and increase usage of our platform and products by our existing customers, to develop and enhance our platform and for general corporate purposes. To the extent we are successful in increasing our customer base, we may also incur increased losses because most of the costs associated with acquiring customers (other than sales commissions) are incurred up front, while the related subscription revenue is generally recognized ratably over the applicable subscription term. In addition, we may incur increased losses because most of the costs associated with acquiring customers, including sales commissions, require us to make cash outlays at the time we acquire a customer, and, similarly, the timing of our recognition of subscription revenue and sales commissions may not correspond with our cash position. Our subscriptions typically have terms of one year that automatically renew for successive one-year terms unless terminated. We also have certain customers with subscription terms for up to three years. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses and any increase in our cost of sales, including as a result of a shift to a hybrid cloud. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of subscriptions to our platform, and the entry or the success of competitive products and services. As a result, we may not achieve or maintain profitability in future periods.
The failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.
Our ability to increase our customer base, expand the usage of our existing customers and achieve broader market acceptance of our solutions will depend to a significant extent on our ability to effectively manage our sales and marketing operations and activities. We are substantially dependent on our direct sales force and on our marketing efforts in order to obtain new customers. We have in the past expanded and may in the future expand our direct sales force both domestically and internationally. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we currently require or may require in the future. Our ability to achieve revenue growth will depend, in part, on our success in recruiting, training and retaining a sufficient number of qualified and experienced sales professionals. New hires require significant training and time before they achieve full productivity, particularly in new industries or geographies. New hires may not become as productive as quickly as we expect, or at all, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets and segments where we do business. Our business may be harmed if our sales and marketing efforts do not generate a significant increase in revenue.

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
A substantial portion of our business is with large Enterprise customers. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. As of June 30, 2024, we had 319 $100k Customers, which are generally large organizations, representing 67% of our ARR. The timing of our sales with our Enterprise customers and related revenue recognition is difficult to predict because of the length and uncertainty of the sales cycle for these customers. We are often required to spend significant time and resources to educate and familiarize these potential customers with the value proposition of paying for our platform. The length of our sales cycle for these customers, from initial evaluation to payment for our platform, is often around three to six months or more and can vary substantially from customer to customer. As a result, it is difficult to predict whether and when a sale will be completed. An inability to increase our Enterprise customer base could harm our business.
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
We have significant operations outside of the United States. In the three and six months ended June 30, 2024, we generated 23% of our revenue from customers outside of the United States. In prior periods, we have focused on expanding our international operations and we may continue to do so in future periods. For example, in 2020, we established a subsidiary in Japan to support our operations in the Asia-Pacific region and in 2022 we established a subsidiary in Germany to support our operations in the EMEA. Future efforts to expand our current international operations, including entering new markets or countries, may not be effective. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems and commercial markets. Any future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to special risks, including risks associated with:
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
In addition, following Russia’s military invasion of Ukraine in February 2022, NATO deployed additional military forces to Eastern Europe, and the United States, European Union, and other nations announced various sanctions against Russia. The invasion of Ukraine has triggered unprecedented sanctions against Russia by the U.S., NATO, and other countries which has created global security concerns that have had a lasting impact on regional and global economies, any or all of which could adversely affect our business. In the second quarter and first half of 2024, we experienced a decrease of 5% and 6%, respectively, in total revenue from customers in the EMEA region as compared to the same periods of 2023, which we believe was in part driven by the uncertain macroeconomic environment surrounding the Ukraine-Russia war. We are actively monitoring the conflict in Ukraine to assess its ongoing impact on our business, as well as on our customers and other parties with whom we do business. Separately, in October 2023, an armed conflict began in Israel and the Gaza Strip, which has also involved hostilities in surrounding countries. It is not possible to predict the broader consequences of these ongoing conflicts, which could include further sanctions, embargoes, regional instability, and geopolitical shifts. It is also not possible to predict if these ongoing conflicts may have adverse effects on existing macroeconomic conditions, consumer spending habits, currency exchange rates, and financial markets. We are actively monitoring these conflicts to assess their ongoing impact on our business, as well as on our customers and other parties with whom we do business.
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
We primarily rely on a combination of patents, trade secrets, domain name protections, trademarks and copyrights, as well as confidentiality, license and subscription agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of June 30, 2024, we have 23 issued patents and 14 pending patent applications. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, the resulting patents may not effectively protect every significant feature of our solutions. For example, we have received a summary judgment ruling that a patent which is immaterial to our business is invalid. It is possible that our efforts to protect our intellectual property rights are unsuccessful.

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
As of June 30, 2024 and December 31, 2023, we had no outstanding indebtedness under the Revolving Credit Facility. We may incur indebtedness in the future, which may require us to secure such obligations with substantially all of our assets; to comply with various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments and engage in transactions with our affiliates; and to meet certain financial covenants. Any substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could restrict our business operations or have other adverse consequences, including the following:
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
We sell to customers globally and have international operations primarily in the United Kingdom, Australia, Singapore and Japan. To the extent we expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three and six months ended June 30, 2024, 13% of our revenue and 10% of our expenses were denominated in currencies other than U.S. dollars. For the three and six months ended June 30, 2023, 12% of our revenue and 11% and 12% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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

In February 2024, we completed our $125 million capital return program. While this program returned capital to our stockholders, we now have fewer capital resources with which to fund our operations and pursue other opportunities. In addition, in March 2024, our board of directors approved our 2024 Repurchase Program, which allows us to repurchase $25 million in shares of common stock on a discretionary basis from time to time over a 12-month term through open market purchases, privately negotiated transactions, or other means. Our 2024 Repurchase Program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, or to do so in any particular manner. Further, our share repurchases could affect our share trading prices or increase their volatility, and any repurchases will reduce our cash reserves. If we do not repurchase any additional shares or if we suspend or terminate repurchases, the trading prices of our stock may decrease and their volatility increase. Even if we complete our 2024 Repurchase Program, we may not be successful in our goal of enhancing long-term stockholder value. As we use our cash resources in our 2024 Repurchase Program, we will have less cash to fund our operations and pursue other opportunities that may provide superior value to stockholders. In addition, we do not plan to pay cash dividends in the foreseeable future and we intend to retain any future earnings for use in the operation and expansion of our business. Our ability to pay dividends is restricted by the terms of our Revolving Credit Facility. As a result, stockholders should assume that sales of their common stock after price appreciation is the only way to realize any future gains on their investment.
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
•the COVID-19 pandemic, including recent and any future variants of the virus;
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
In addition, ownership by certain types of investors, such as index funds and exchange-traded funds, may affect the market price and trading volume of our common stock. If the index to which our common stock belongs has been rebalanced, or our common stock is added to and/or removed from an index (due to changes in our market capitalization, for example), it could adversely affect the value of your investment and your ability to sell your shares.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes the repurchases of our shares of common stock in the second quarter of 2024.

Period	Total number of shares purchased	Average price paid per shares(1)	Total number of shares purchased as part of publicly announced plans or program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)(2)
April 1, 2024 to April 30, 2024	—	$—	—	$25.0
May 1, 2024 to May 31, 2024	306,794	6.31	306,794	23.1
June 1, 2024 to June 30, 2024	534,062	5.75	534,062	20.0
Total	840,856	$5.95	840,856	$20.0

(1)Includes commission of $0.02 per share paid to broker.
(2)In March 2024, our board of directors authorized the 2024 Repurchase Program for up to $25 million in share repurchases over a 12-month term.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
On June 13, 2024, Sharat Sharan, Chief Executive Officer, adopted a Rule 10b5-1 trading plan. Mr. Sharan’s plan provides for the sale of a specified portion of the net shares received on settlement of option exercises after option cost and applicable tax withholding obligations, subject to certain limitations by February 28, 2025. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities. On June 13, 2024, Mr. Sharan entered into a sell-to-cover instruction that provides for sales of only such number of shares of our common stock as is necessary to satisfy the applicable tax withholding obligations arising from the vesting of RSUs and PSUs granted to him. The total number of shares that may be sold pursuant to the sell-to-cover instruction letter is not determinable. The instruction terminates on February 28, 2025. This instruction was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.
On May 6, 2024, James Blackie, Chief Revenue Officer, terminated the Rule 10b5-1 Plan that was adopted on September 14, 2023. On June 14, 2024, Mr. Blackie adopted a Rule 10b5-1 trading plan which provides for the sale of up to 90,612 shares of our common stock pursuant to option exercises by March 15, 2025. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

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

ON24, Inc.

Date: August 7, 2024	By:	/s/ Sharat Sharan
Sharat Sharan
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Steven Vattuone
Steven Vattuone
Chief Financial Officer
(Principal Financial and Accounting Officer)