Form 10-Q
period 2024-09-30
ON24 INC.
filed 2024-11-12
CIK 1110611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024, the registrant had 41,650,776 shares of common stock outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

ON24, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$11,017	$53,209
Marketable securities	177,829	145,497
Accounts receivable, net of allowances and reserves of $3,835 and $3,621 as of September 30, 2024 and December 31, 2023, respectively	23,750	37,939
Deferred contract acquisition costs, current	11,312	12,428
Prepaid expenses and other current assets	6,742	4,714
Total current assets	230,650	253,787
Property and equipment, net	4,400	5,371
Operating right-of-use assets	1,900	2,981
Intangible asset, net	853	1,305
Deferred contract acquisition costs, non-current	12,433	15,756
Other long-term assets	695	1,102
Total assets	$250,931	$280,302
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,687	$1,914
Accrued and other current liabilities	14,781	16,907
Deferred revenue	63,631	74,358
Finance lease liabilities, current	—	127
Operating lease liabilities, current	2,926	2,779
Total current liabilities	84,025	96,085
Operating lease liabilities, non-current	440	2,483
Other long-term liabilities	1,583	1,517
Total liabilities	86,048	100,085
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share; 500,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 42,032,232 and 41,189,321 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	502,813	485,291
Accumulated deficit	(338,797)	(305,513)
Accumulated other comprehensive income (loss)	863	435
Total stockholders’ equity	164,883	180,217
Total liabilities and stockholders’ equity	$250,931	$280,302

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Subscription and other platform	$33,860	$36,430	$102,836	$114,130
Professional services	2,465	2,792	8,565	10,241
Total revenue	36,325	39,222	111,401	124,371
Cost of revenue
Subscription and other platform	7,136	8,390	21,514	27,345
Professional services	2,202	2,457	7,144	8,908
Total cost of revenue	9,338	10,847	28,658	36,253
Gross profit	26,987	28,375	82,743	88,118
Operating expenses
Sales and marketing	19,498	21,510	59,029	68,555
Research and development	9,180	9,730	27,370	31,759
General and administrative	11,654	11,200	35,222	37,583
Total operating expenses	40,332	42,440	121,621	137,897
Loss from operations	(13,345)	(14,065)	(38,878)	(49,779)
Interest expense	6	18	27	80
Other income, net	(2,128)	(2,718)	(6,710)	(8,483)
Loss before provision for income taxes	(11,223)	(11,365)	(32,195)	(41,376)
Provision for income taxes	183	109	1,089	535
Net loss	$(11,406)	$(11,474)	$(33,284)	$(41,911)
Net loss per share
Basic and diluted	$(0.27)	$(0.26)	$(0.80)	$(0.92)
Weighted-average shares used in computing net loss per share
Basic and diluted	41,870,709	43,832,475	41,725,990	45,655,106

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(11,406)	$(11,474)	$(33,284)	$(41,911)
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax	451	(36)	205	(18)
Unrealized gain on available for sale debt securities, net of tax	752	154	223	738
Total other comprehensive income	1,203	118	428	720
Total comprehensive loss	$(10,203)	$(11,356)	$(32,856)	$(41,191)

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2024	41,973,042	$4	$498,574	$(327,391)	$(340)	$170,847
Repurchase of common stock	(1,347,475)	—	(8,327)	—	—	(8,327)
Issuance of common stock upon exercise of stock options	471,370	—	690	—	—	690
Issuance of common stock upon release of restricted stock units	935,295	—	—	—	—	—
Stock-based compensation expense	—	—	11,876	—	—	11,876
Other comprehensive income	—	—	—	—	1,203	1,203
Net loss	—	—	—	(11,406)	—	(11,406)
Balance as of September 30, 2024	42,032,232	$4	$502,813	$(338,797)	$863	$164,883

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2023	45,013,743	$4	$501,416	$(284,164)	$(270)	$216,986
Repurchase of common stock	(3,416,682)	—	(25,026)	—	—	(25,026)
Excise taxes on repurchase of common stock	—	—	(179)	—	—	(179)
Issuance of common stock upon exercise of stock options	335,662	—	529	—	—	529
Issuance of common stock upon release of restricted stock units	662,905	—	—	—	—	—
Stock-based compensation expense	—	—	11,565	—	—	11,565
Other comprehensive income	—	—	—	—	118	118
Net loss	—	—	—	(11,474)	—	(11,474)
Balance as of September 30, 2023	42,595,628	$4	$488,305	$(295,638)	$(152)	$192,519

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	41,189,321	$4	$485,291	$(305,513)	$435	$180,217
Repurchase of common stock	(2,890,951)	—	(18,603)	—	—	(18,603)
Issuance of common stock upon exercise of stock options	938,313	—	1,469	—	—	1,469
Issuance of common stock upon release of restricted stock units	2,728,885	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	66,664	—	367	—	—	367
Stock-based compensation expense	—	—	34,289	—	—	34,289
Other comprehensive income	—	—	—	—	428	428
Net loss	—	—	—	(33,284)	—	(33,284)
Balance as of September 30, 2024	42,032,232	$4	$502,813	$(338,797)	$863	$164,883

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	47,554,801	$5	$562,555	$(253,727)	$(872)	$307,961
Cash dividend declared ($1.09 per share)	—	—	(49,872)	—	—	(49,872)
Repurchase of common stock	(7,517,260)	(1)	(59,238)	—	—	(59,239)
Excise taxes on repurchase of common stock	—	—	(394)	—	—	(394)
Issuance of common stock upon exercise of stock options	733,884	—	1,417	—	—	1,417
Issuance of common stock upon release of restricted stock units	1,741,765	—	—	—	—	—
Issuance of common stock under ESPP	82,438	—	546	—	—	546
Stock-based compensation expense	—	—	33,291	—	—	33,291
Other comprehensive income	—	—	—	—	720	720
Net loss	—	—	—	(41,911)	—	(41,911)
Balance as of September 30, 2023	42,595,628	$4	$488,305	$(295,638)	$(152)	$192,519

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(33,284)	$(41,911)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,635	4,041
Stock-based compensation expense	34,289	33,291
Amortization of deferred contract acquisition costs	11,233	11,621
Provision for allowance for doubtful accounts and billing reserves	1,536	2,360
Non-cash lease expense	1,177	1,339
Accretion of marketable securities	(4,287)	(5,853)
Lease impairment charge	—	1,461
Other	100	206
Changes in operating assets and liabilities:
Accounts receivable	12,653	15,512
Deferred contract acquisition costs	(6,794)	(8,681)
Prepaid expenses and other assets	(1,939)	(43)
Accounts payable	667	(2,128)
Accrued liabilities	(2,649)	(3,037)
Deferred revenue	(10,727)	(16,850)
Other liabilities	(1,789)	(2,671)
Net cash provided by (used in) operating activities	3,821	(11,343)
Cash flows from investing activities:
Purchase of property and equipment	(1,680)	(1,076)
Purchase of marketable securities	(152,925)	(232,504)
Proceeds from maturities of marketable securities	114,548	319,466
Proceeds from sale of marketable securities	10,556	17,739
Net cash (used in) provided by investing activities	(29,501)	103,625
Cash flows from financing activities:
Proceeds from exercise of stock options	1,684	1,341
Proceeds from issuance of common stock under ESPP	367	546
Payment for repurchase of common stock	(18,603)	(59,239)
Payment of cash dividend	—	(49,872)
Repayment of equipment loans	(72)	(187)
Repayment of finance lease obligations	(127)	(1,315)
Net cash used in financing activities	(16,751)	(108,726)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	241	164
Net decrease in cash, cash equivalents and restricted cash	(42,190)	(16,280)
Cash, cash equivalents and restricted cash, beginning of period	53,298	27,169
Cash, cash equivalents and restricted cash, end of period	$11,108	$10,889
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$11,017	$10,804
Restricted cash included in other assets, non-current	91	85
Total cash, cash equivalent and restricted cash	$11,108	$10,889
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$708	$1,074
Cash paid for interest	$2	$46
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its annual report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies during the nine months ended September 30, 2024.
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

Note 2. Revenue
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic region based on the shipping address of customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$27,902	$30,238	$85,715	$96,181
EMEA	6,419	6,721	19,528	20,605
Other	2,004	2,263	6,158	7,585
Total revenue	$36,325	$39,222	$111,401	$124,371

No individual foreign country contributed 10% or more of the total revenue during the three and nine months ended September 30, 2024 and 2023
No single customer accounted for 10% or more of the total revenue during the three and nine months ended September 30, 2024 and 2023. Additionally, no single customer accounted for 10% or more of accounts receivable as of September 30, 2024 and December 31, 2023.
Contract Balances
Accounts receivable: The Company records accounts receivable when the Company has a contractual right to consideration. In some arrangements, a right to consideration for the Company’s performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled receivable. As of September 30, 2024 and December 31, 2023, unbilled receivables were included within accounts receivable, net of allowance for doubtful accounts and billing reserves on the condensed consolidated balance sheets and were not material.
Contract assets: The Company records a contract asset when the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. Contract assets are included in prepaid expenses and other current assets in the condensed consolidated balance sheets and were not material as of September 30, 2024 and December 31, 2023.
Contract liabilities: The Company defers its revenue when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized during the following 12-month period and the remaining portion is recorded as noncurrent, which is included in other long-term liabilities on the condensed consolidated balance sheet. The amount of revenue recognized in the three and nine months ended September 30, 2024 that was included in deferred revenue at the beginning of the period was $11.7 million and $64.1 million, respectively
Remaining Performance Obligations
The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company may bill for the full term in advance or on an annual, quarterly or monthly basis, depending on the terms of the agreement. As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $118.6 million, which consists of both billed consideration in the amount of $64.1 million and unbilled consideration in the amount of $54.5 million that the Company expects to recognize as revenue. As of September 30, 2024, the Company expects to recognize 77% of its remaining performance obligations as revenue over the subsequent 12 months and the remainder thereafter.
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
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years as the Company specifically anticipates renewals of customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. The Company determines the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of its platform and related significant features. Amortization of deferred contract acquisition costs was $3.6 million and $11.2 million for the three and nine months ended September 30, 2024, respectively, and $3.8 million and $11.6 million for the three and nine months ended September 30, 2023, respectively. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the condensed consolidated statements of operations.
The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. The Company had no impairment losses relating to deferred contract acquisition costs during the periods presented.
Note 3. Marketable Securities
Marketable securities consisted of the following as of the periods presented (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. Treasury securities	$177,380	$452	$(3)	$177,829
Total marketable securities	$177,380	$452	$(3)	$177,829

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. Treasury securities	$135,850	$271	$(40)	$136,081
U.S. Agency securities	5,906	—	(3)	5,903
Corporate debt securities	1,696	—	(1)	1,695
Commercial paper	1,819	—	(1)	1,818
Total marketable securities	$145,271	$271	$(45)	$145,497

The Company’s marketable securities have been classified as available for sale. All available for sale debt securities are available for use in current operations. Accordingly, they have been classified as current.
Marketable securities that have been in a continuous unrealized loss position consisted of the following as of the periods presented (in thousands):

	September 30, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$12,244	$(3)	$—	$—	$12,244	$(3)
Total	$12,244	$(3)	$—	$—	$12,244	$(3)

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$60,150	$(40)	$—	$—	$60,150	$(40)
U.S. Agency securities	4,176	(3)	—	—	4,176	(3)
Corporate debt securities	1,695	(1)	—	—	1,695	(1)
Commercial paper	1,818	(1)	—	—	1,818	(1)
Total	$67,839	$(45)	$—	$—	$67,839	$(45)

The Company periodically evaluates whether any security has experienced credit-related declines in fair value. The Company did not recognize any credit loss related to its available for sales debt securities during the three and nine months ended September 30, 2024 or 2023.
The amount of realized gains or losses from marketable securities that were reclassified out from accumulated other comprehensive income (loss) to other (income) expense, net was based on specific identification and such amount was immaterial in the three and nine months ended September 30, 2024 and 2023.
The following summarizes the remaining contractual maturities of the Company’s marketable securities as of September 30, 2024 (in thousands):

Fair Value
One year or less	$147,988
Over one year through three years	29,841
Total marketable securities	$177,829

Note 4. Fair Value Measurement
The following tables summarize the Company’s financial instruments recorded at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash equivalents - money market mutual funds	$8,818	$—	$—	$8,818
Marketable securities
U.S. Treasury securities	—	177,829	—	177,829
Total cash equivalents and marketable securities	$8,818	$177,829	$—	$186,647

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash equivalents - money market mutual funds	$33,952	$—	$—	$33,952
Marketable securities
U.S. Treasury securities	—	136,081	—	136,081
U.S. Agency securities	—	5,903	—	5,903
Corporate debt securities	—	1,695	—	1,695
Commercial paper	—	1,818	—	1,818
Total cash equivalents and marketable securities	$33,952	$145,497	$—	$179,449

As of September 30, 2024 and December 31, 2023, the Company classified its cash equivalents within level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company classified its marketable securities within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded.
Note 5. Balance Sheets Components
Property and Equipment, Net
Property and equipment, net consisted of the following as of the periods presented (in thousands):

	September 30, 2024	December 31, 2023
Computer, equipment and software(1)	$33,486	$33,220
Furniture and fixtures	1,121	1,091
Leasehold improvements	3,754	3,801
Property and equipment, gross	38,361	38,112
Less: Accumulated depreciation and amortization(2)	(33,961)	(32,741)
Property and equipment, net	$4,400	$5,371

(1)Includes assets recorded under finance leases of nil and $1.7 million as of September 30, 2024 and December 31, 2023, respectively.
(2)Includes amount for assets recorded under finance leases of nil and $1.6 million as of September 30, 2024 and December 31, 2023, respectively.

Depreciation and amortization expense for property and equipment was $1.0 million and $3.2 million for the three and nine months ended September 30, 2024, respectively, and $1.1 million and $3.6 million for the three and nine months ended September 30, 2023, respectively.
The following table presents the property and equipment, net of depreciation and amortization, by geographic region as of the periods presented (in thousands):

	September 30, 2024	December 31, 2023
United States	$4,170	$5,069
EMEA	213	284
Other	17	18
Total property and equipment, net	$4,400	$5,371

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the periods presented (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation and benefits	$4,076	$4,223
Accrued bonus and commissions	4,417	7,095
Other	6,288	5,589
Accrued and other current liabilities	$14,781	$16,907

Note 6. Intangible Assets
The Company’s acquired intangible asset subject to amortization as of the periods presented was as follows (in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(1,408)	$1,292
Effect of foreign currency translation	(452)	13	(439)
Total	$2,248	$(1,395)	$853

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(992)	$1,708
Effect of foreign currency translation	(397)	(6)	(403)
Total	$2,303	$(998)	$1,305

The intangible asset is amortized on a straight-line basis over its useful life of 4 years. As of September 30, 2024, the intangible asset had a remaining amortization period of 1.5 years.
The amortization expense was $0.1 million and $0.4 million for both of the three and nine months ended September 30, 2024 and 2023. The amortization expense was included in research and development in the condensed consolidated statements of operations as the acquired technology is used to enhance our existing product capabilities.
The estimated future amortization expense for the intangible asset is as follows (in thousands):

Remainder 2024	$142
2025	562
2026	149
Total	$853

Note 7. Credit Facility
In August 2024, the Company amended its revolving line of credit with a financial institution to decrease the Company's borrowing capacity from a maximum of $50.0 million to $25.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows the Company to borrow up to $25.0 million if the Company maintains at least $100.0 million on deposit at the institution. If such deposit is less than $100.0 million, the Company may borrow up to the lesser of $25.0 million or an amount determined by the Company's trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate, as defined by the agreement. As of September 30, 2024, the Company had not drawn down on its line of credit and has a borrowing capacity of $25.0 million. The terms of the agreement permit voluntary prepayment without premium or penalty. The agreement also permits payment of dividends and share repurchases from open market purchases or through an accelerated share repurchase program, subject to certain terms and conditions. The revolving credit facility matures in August 2026 and is secured by substantially all of the Company’s assets. The outstanding principal balance on the revolving line of credit, if any, is due at maturity. The Company is required to pay quarterly in arrears a commitment fee of 0.10% per annum on the undrawn portion available under the revolving line of credit. As of September 30, 2024, the Company had an outstanding standby letter of credit of $1.2 million as a guarantee for a leased space.
Interest on the revolving credit facility is payable monthly in arrears at a rate equal to the lender’s prime referenced rate as defined in the agreement. The prime referenced rate was 8.00% as of September 30, 2024 and 8.50% as of December 31, 2023.
The revolving credit facility is subject to certain restrictions and financial covenants, including the requirement of maintaining a minimum debt to EBITDA ratio when the Company’s aggregate borrowing exceeds $5.0 million and the Company fails to maintain $100.0 million in deposits. As of September 30, 2024, the Company was not subject to the financial covenant as the Company met the deposit requirement and had not drawn down from its line of credit.

Note 8. Commitment and Contingencies
Purchase Obligations
As of September 30, 2024, the Company has non-cancelable unrecognized purchase commitments primarily related to software license fees and co-location facilities and services as follows (in thousands):

Purchase Obligations(1)
Remainder 2024	$1,056
2025	3,000
2026	1,117
2027	115
Total	$5,288

(1)Excludes non-cancelable recognized purchase commitments related to software license fees of $1.4 million that are included in accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets.
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
FASB ASC 450-20, Contingencies, sets forth the rules for accounting for uncertain tax positions for taxes not based on income. When a loss contingency exists, the likelihood of the incurrence of the liability can range from probable to remote. The Company believes it is reasonably possible that a loss will result from the sales and use tax assessments in the range of zero to $0.4 million. The Company has not recorded an accrual as of September 30, 2024 and December 31, 2023.
Legal Proceedings
The Company, its Chief Executive Officer, its Chief Financial Officer, certain current and former members of its Board of Directors and the underwriters that participated in the Company’s Initial Public Offering (“IPO”) are named as defendants in a consolidated putative class action, captioned In re ON24, Inc. Securities Litigation, 4:21-cv-08578-YGR (filed in November 2021), in the United States District Court for the Northern District of California. The consolidated complaint purports to assert claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, the Company’s common stock issued in connection with the Company’s IPO. The complaint alleges that the Company’s registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. Plaintiff seeks, among other things, an award of damages and attorneys’ fees and costs. The defendants filed a motion to dismiss the complaint in May 2022, which the district court granted with leave to amend in July 2023. Plaintiff filed its amended complaint in September 2023, and the defendants filed a motion to dismiss the amended complaint in October 2023. In March 2024, the district court granted the defendants’ motion to dismiss with prejudice. Plaintiff has filed a notice of appeal of the district court’s order and that appeal is currently ongoing. The Company believes the allegations in the amended complaint are without merit. The Company is unable to reasonably estimate a possible loss or range of possible loss, if any, arising from this matter at this early stage. Accordingly, no accrued litigation expense has been recorded in the accompanying condensed consolidated financial statements.
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
Common Stock Reserved for Future Issuance
As of September 30, 2024, the Company had the following shares of common stock reserved for future issuance under its equity incentive plan and employee share purchase plan:

Stock options outstanding	5,865,423
Restricted stock outstanding	7,201,884
Remaining shares available for future grant under 2021 Equity Incentive Plan(1)	2,499,783
Remaining shares available for future issuance under 2021 Employee Stock Purchase Plan(2)	2,163,252
Total shares of common stock reserved as of September 30, 2024	17,730,342

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
The following table presents certain information regarding shares repurchased during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Number of shares repurchased	1,347,475	3,416,682	2,890,951	7,517,260
Average price per share, including commissions	$6.18	$7.32	$6.43	$7.88
Total repurchase costs, including commissions (in millions)	$8.3	$25.0	$18.6	$59.2
As of September 30, 2024, the Company has $11.7 million available for future share repurchases under the 2024 Repurchase Program.
The Company repurchased 456,936 shares of common stock at an average per share price of $6.24 from October 1, 2024 through November 7, 2024 pursuant to the 2024 Repurchase Program.

Grant Activities
Stock Options
A summary of stock option activity and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2023	6,974,082	$5.98
Granted	—	—
Exercised	(938,313)	1.57		$4,720
Cancelled and forfeited	(170,346)	13.53
Balance as of September 30, 2024	5,865,423	$6.47	4.36	$17,636
Vested and exercisable	5,735,821	$6.20	4.32	$17,636

Restricted Stock Units
A summary of RSU activity and related information is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2023	5,952,386	$10.89
Granted	2,946,378	6.54
Vested	(2,611,445)	10.98
Cancelled and forfeited	(304,497)	12.98
Unvested balance as of September 30, 2024	5,982,822	$8.53

The total fair value of RSUs vested in the three and nine months ended September 30, 2024 was $8.1 million and $28.7 million, respectively. The total fair value of RSUs vested in the three and nine months ended September 30, 2023 was $9.1 million and $25.2 million, respectively.
Restricted Stock Unit with Performance Conditions
In the second quarter of 2024, the Company’s board of directors granted 805,494 market performance-based restricted stock units (“PSUs”) to certain executive officers with a grant date fair value of $6.8 million. The PSUs vest following three annual performance periods beginning in 2024, each in an amount equal to one-third of the target number of PSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned PSUs capped at 125% for the first two performance periods. The maximum payout for the entire award is capped at 200% of the granted shares. These PSUs additionally are subject to continued service by the award holders through the end of each performance period. As of September 30, 2024, none of these PSUs have vested.
In the second quarter of 2023, the Company’s board of directors granted 203,000 market performance-based restricted stock units to certain executive officers with a grant date fair value of $2.5 million. The PSUs vest following three annual performance periods beginning in 2023, each in an amount equal to one-third of the target number of PSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned PSUs capped at 125% for the first two performance periods. The maximum payout for the entire award is capped at 200% of the granted shares. These PSUs additionally are subject to continued service by the award holder through the end of each performance period. In May 2023, an additional 32,204 PSUs were issued in connection with the anti-dilution adjustment. As of September 30, 2024, 47,819 of these PSUs have vested.

In the fourth quarter of 2022, the Company’s board of directors granted 341,404 market performance-based restricted stock units to an executive officer with a grant date fair value of $4.2 million. The PSUs vest following three annual performance periods beginning in 2023, each in an amount equal to one-third of the target number of PSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned PSUs capped at 125% for the first two performance periods. The maximum payout for the entire award is capped at 200% of the granted shares. These PSUs additionally are subject to continued service by the award holder through the end of each performance period. In May 2023, an additional 54,167 PSUs were issued in connection with the anti-dilution adjustment. As of September 30, 2024, 75,976 of these PSUs have vested.
Stock-Based Compensation
The stock-based compensation expense by line item in the condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue
Subscription and other platform	$692	$638	$2,047	$2,132
Professional services	119	123	369	419
Total cost of revenue	811	761	2,416	2,551
Sales and marketing	3,253	3,693	9,649	10,305
Research and development	2,322	2,332	6,696	6,716
General and administrative	5,490	4,779	15,528	13,719
Total stock-based compensation expense	$11,876	$11,565	$34,289	$33,291

The following table presents the unrecognized stock-based compensation expense and weighted-average recognition periods as of September 30, 2024 (in thousands, except years):

	Stock Option	Restricted Stock	ESPP
Unrecognized stock-based compensation expense	$2,438	$48,604	$26
Weighted-average amortization period	0.23 years	1.86 years	0.13 years
Note 10. Other Income, Net
Other income, net consisted of the following for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$(991)	$(694)	$(2,785)	$(3,191)
Accretion on marketable securities	(1,352)	(2,142)	(4,287)	(5,853)
Foreign currency losses	196	119	349	610
Other	19	(1)	13	(49)
Other income, net	$(2,128)	$(2,718)	$(6,710)	$(8,483)

Note 11. Income Taxes
The Company’s provision for income taxes were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Provision for income taxes	$183	$109	$1,089	$535
The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. The Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision quarterly. Provision for income taxes for the three and nine months ended September 30, 2024 increased $0.1 million and $0.6 million, respectively, compared to the three and nine months ended September 30, 2023. The increase in provision for income taxes in the nine months ended September 30, 2024 was primarily driven by a tax provision true-up and increased income in foreign jurisdictions.
The Company regularly performs an assessment of the likelihood of realizing benefits of its deferred tax assets. As of September 30, 2024, the Company recorded a valuation allowance against its U.S. deferred tax assets based on available evidence. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable.
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
Note 12. Net Loss Per Share
The following tables set forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(11,406)	$(11,474)	$(33,284)	$(41,911)
Net loss per share of common stock, basic and diluted	$(0.27)	$(0.26)	$(0.80)	$(0.92)
Weighted-average common stock outstanding, basic and diluted	41,870,709	43,832,475	41,725,990	45,655,106

The following table sets forth the potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	5,865,423	7,157,218	5,865,423	7,157,218
Restricted stock units	5,982,822	6,132,605	5,982,822	6,132,605
Performance stock units	1,219,062	630,775	1,219,062	630,775
ESPP purchase rights	68,727	110,887	68,727	110,887
Total antidilutive securities	13,136,034	14,031,485	13,136,034	14,031,485
Note 13. Related Party Transactions
The Company incurred engineering and quality assurance costs from a third-party vendor in the three and nine months ended September 30, 2024 and 2023. The chief executive officer of the third-party vendor is considered an immediate family member of the Company’s chief technology officer. The Company recorded $0.6 million and $1.9 million in the three and nine months ended September 30, 2024, respectively, and $0.7 million and $2.1 million in the three and nine months ended September 30, 2023, respectively, in research and development expense relating to this third-party vendor on the condensed consolidated statements of operations. The Company recorded $0.7 million in accounts payable and accrued liability as of September 30, 2024 and $0.2 million in accounts payable as of December 31, 2023 on the condensed consolidated balance sheets for the amount owed to this third-party vendor.

Note 14. Restructuring
In the third quarter of 2022, the Company initiated a strategic cost reduction plan to reduce its cost structure and lower its net loss, including voluntary and involuntary global headcount reductions as well as reductions in spending with various vendors. This plan was substantially completed in the first quarter of 2023. The Company has pursued additional reductions in its workforce in 2023 and in the three and nine months ended 2024 to further reduce its cost structure.
The following table summarizes the restructuring costs and impairment charge in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Severance and Related Charges(1)	Lease Impairment Charge(2)	Total	Severance and Related Charges(1)	Lease Impairment Charge(2)	Total
Cost of revenue
Subscription and other platform	$137	$—	$137	$350	$—	$350
Professional services	7	—	7	20	—	20
Total cost of revenue	144	—	144	370	—	370
Sales and marketing	342	—	342	1,347	—	1,347
Research and development	—	—	—	112	—	112
General and administrative	—	—	—	339	—	339
Total restructuring costs	$486	$—	$486	$2,168	$—	$2,168

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Severance and Related Charges(1)	Lease Impairment Charge(2)	Total	Severance and Related Charges(1)	Lease Impairment Charge(2)	Total
Cost of revenue
Subscription and other platform	$629	$19	$648	$2,134	$108	$2,242
Professional services	39	18	57	143	119	262
Total cost of revenue	668	37	705	2,277	227	2,504
Sales and marketing	150	48	198	1,958	256	2,214
Research and development	174	97	271	1,287	569	1,856
General and administrative	21	70	91	303	409	712
Total restructuring costs	$1,013	$252	$1,265	$5,825	$1,461	$7,286

(1)Severance and related charges primarily include severance and one-time termination benefits.
(2)Lease impairment charge represents the underutilized real estate charge on the Company’s headquarters lease.
The Company made restructuring related payments of $0.7 million and $2.2 million during the three and nine months ended September 30, 2024, respectively, and $1.3 million and $5.4 million during the three and nine months ended September 30,2023, respectively. The restructuring liability was $0.1 million as of September 30, 2024 and December 31, 2023 and is included in accrued and other current liabilities on the condensed consolidated balance sheets.
The Company expects to incur additional restructuring costs of $0.4 million to $0.7 million in the fourth quarter of 2024 and may incur additional costs in future periods for restructuring activities.

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
In 2018, we launched two complementary experience products, ON24 Engagement Hub and ON24 Target, to provide our customers with a system for digital engagement, offering customers the ability to curate and disseminate rich, multimedia content experiences. In addition to our products, we also provide professional services such as experience management and integration support, which provide the opportunity for recurring revenue, as well as implementation and other services.
In 2021, we launched ON24 Breakouts, which expanded the functionality and interactivity of webinars built with ON24 Elite. For example, breakouts enable attendees and presenters to network with each other face-to-face, sales teams to connect immediately with prospects and subject matter experts to support customer education and training.
In 2021, we also launched ON24 Go Live, which provides a self-service virtual event solution for companies to stand up live-streaming video events faster and easier. Organizations can build a complete end-to-end external or internal event ranging from roadshows, customer conferences, virtual pop-ups, town halls and company meetings, using pre-built templates and an easy-to-use and engaging interface.
In 2022, we launched ON24 Forums that joined our portfolio of experience products and unifies engagement and data. ON24 Forums provides a way to moderate face-to-face, video-based discussions that drive multi-way conversation, engagement, and immediate interaction with audiences. For example, it enables audiences to conduct attendee roundtable discussions, interactive workshops and trainings, and community-like experiences.
In April 2022, we acquired Vibbio AS (“Vibbio”), a video software company in Norway. The integration of Vibbio’s video capabilities across the ON24 platform allows customers to produce video content that creates more engagement, generates first-party data and drives further personalization.
In January 2024, we launched the ON24 AI-powered Analytics and Content Engine (“ACE”). This solution enables hyper-personalization at scale across ON24 experiences, uses generative artificial intelligence (“AI”) to automatically create content and videos to feed ongoing nurture streams and provides an advanced set of intelligent analytics to our customers.

We deliver our platform products as cloud-based subscriptions that are easy to use and purpose-built for sales and marketing professionals. As of September 30, 2024, we had 1,666 customers.
Our revenue for the third quarter and first nine months of 2024 was $36.3 million and $111.4 million, respectively, compared to $39.2 million and $124.4 million for the same periods of 2023, representing a period-over-period decrease of 7% and 10%. We had a net loss of $11.4 million and $33.3 million for the third quarter and first nine months of 2024, respectively, and $11.5 million and $41.9 million for the same periods of 2023.
Key Factors Affecting Our Performance
Cost Management
We initiated a number of cost control measures in the latter part of 2022 to reduce our cost structure and lower our net loss, including voluntary and involuntary global headcount reductions as well as reductions in spending with various vendors. We pursued additional reductions in our workforce in 2023 to further reduce our cost structure and have continued to do so in the first nine months of 2024. We expect to incur additional restructuring costs in the fourth quarter of 2024 related to our ongoing cost reduction efforts.
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
International Expansion
We believe the expansion of real-time, revenue-generating marketing intelligence in international markets is a significant opportunity. For the third quarter and first nine months of 2024 and 2023, approximately 23% of our revenue came from outside the United States. We believe there is a compelling opportunity to continue to elevate expansion opportunities for our solutions internationally, both in countries where we currently operate and countries where we do not yet sell subscriptions to our solutions. Expanding our international operations will require considerable management attention and other resources and may present challenges associated with complying with local expectations, customs, laws and regulations, and geopolitical disputes (including the Ukraine-Russia war and the conflict in the Middle East), which may impact our ability to sell subscriptions to our solutions and otherwise cause our results to vary from period to period.
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

	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
Customers	1,666	1,682	1,698	1,784	1,804	1,826	1,916
ARR	$132,191	$133,702	$136,480	$139,708	$140,245	$144,792	$155,584
ARR - Core Platform(1)	$129,657	$131,032	$133,265	$136,155	$136,505	$140,619	$149,242
$100k Customers	311	319	324	325	317	323	333

(1)ARR for Core Platform excludes Virtual Conference product.
Number of Customers
Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base over the years. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. We serve customers of all sizes, ranging from small businesses to global Fortune 100 organizations across a diverse set of industries, including technology, financial services, healthcare, industrial and manufacturing, professional services and B2B information services companies. We had a diverse customer base of 1,666 customers as of September 30, 2024. We have seen a decrease in our customer count in recent years, and our net customers decreased by 16 in the third quarter of 2024 compared to the second quarter of 2024, primarily due to customer churn, particularly in the lower value contracts, offset in part by more new customers acquired during the period. While we believe the change in our net customer numbers reflects the current budget pressures in marketing departments in some organizations, our platform is designed with a long-term view toward our customer relationships and to grow with customers as their needs expand.
Annual Recurring Revenue
We believe that ARR is a key metric to measure our business because it is driven by our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. ARR is calculated as the sum of the annualized value of our subscription contracts as of the measurement date, including existing customers with expired contracts that we expect to be renewed. Our ARR amounts exclude professional services, overages from subscription customers and Legacy revenue. As of September 30, 2024, December 31, 2023 and September 30, 2023, our ARR was $132.2 million, $139.7 million and $140.2 million, respectively, and our ARR for Core Platform, which excludes Virtual Conference product, was $129.7 million, $136.2 million and $136.5 million, respectively. The decrease in ARR from June 30, 2024 and December 31, 2023 was primarily due to customer churn and rationalizing contractual entitlements, and decreased demand for our deemphasized Virtual Conference product, offset in part by new customer contracts and contract expansions within existing customers.
Customers Contributing $100,000 or More to ARR
As of September 30, 2024, December 31, 2023 and September 30, 2023, we had 311, 325 and 317 $100k Customers, respectively, demonstrating our penetration of larger organizations. The decrease in ARR contribution from our $100k Customers from the second quarter of 2024 was primarily driven by lower customer acquisition and expansion activity during the third quarter of 2024 in this customer cohort, as well as customer churn and lower value contract renewals and downsells from existing customers. The decrease in ARR contribution from our $100k Customers from December 31, 2023 was primarily driven by a reduction in the number of $100k Customers.

Results of Operations
We manage and operate as one reportable segment. The discussion below summarizes our results of operations for the periods presented, which we derived from the condensed consolidated financial statements included elsewhere in this Report.
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Revenue:
Subscription and other platform	$33,860	$36,430	$102,836	$114,130
Professional services	2,465	2,792	8,565	10,241
Total revenue	36,325	39,222	111,401	124,371
Cost of revenue:
Subscription and other platform(1)(4)	7,136	8,390	21,514	27,345
Professional services (1)(4)	2,202	2,457	7,144	8,908
Total cost of revenue	9,338	10,847	28,658	36,253
Gross profit	26,987	28,375	82,743	88,118
Operating expenses:
Sales and marketing(1)(4)	19,498	21,510	59,029	68,555
Research and development(1)(2)(4)	9,180	9,730	27,370	31,759
General and administrative(1)(3)(4)	11,654	11,200	35,222	37,583
Total operating expenses	40,332	42,440	121,621	137,897
Loss from operations	(13,345)	(14,065)	(38,878)	(49,779)
Interest expense	6	18	27	80
Other income, net	(2,128)	(2,718)	(6,710)	(8,483)
Loss before provision for income taxes	(11,223)	(11,365)	(32,195)	(41,376)
Provision for income taxes	183	109	1,089	535
Net loss	$(11,406)	$(11,474)	$(33,284)	$(41,911)

(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue
Subscription and other platform	$692	$638	$2,047	$2,132
Professional services	119	123	369	419
Total cost of revenue	811	761	2,416	2,551
Sales and marketing	3,253	3,693	9,649	10,305
Research and development	2,322	2,332	6,696	6,716
General and administrative	5,490	4,779	15,528	13,719
Total stock-based compensation expense	$11,876	$11,565	$34,289	$33,291

(2)Research and development expense includes amortization of acquired intangible asset of $140 thousand and $416 thousand for the three and nine months ended September 30, 2024, respectively, and $142 thousand and $419 thousand for the three and nine months ended September 30, 2023. respectively.
(3)General and administrative expense for the three and nine months ended September 30, 2023 includes professional advisory expenses associated with activism defense and related costs of nil and $2,656 thousand, respectively. We did not incur such costs in the three and nine months ended September 30, 2024.

(4)The results of operations include restructuring costs, which primarily represent severance and related expense due to restructuring activities, and impairment charges on our headquarters lease, as follows. See Note 14 to the condensed consolidated financial statements for additional information.

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Severance and related Charges	Lease Impairment Charge	Total	Severance and related Charges	Lease Impairment Charge	Total

	(in thousands)
Cost of revenue
Subscription and other platform	$137	$—	$137	$350	$—	$350
Professional services	7	—	7	20	—	20
Total cost of revenue	144	—	144	370	—	370
Sales and marketing	342	—	342	1,347	—	1,347
Research and development	—	—	—	112	—	112
General and administrative	—	—	—	339	—	339
Total restructuring costs	$486	$—	$486	$2,168	$—	$2,168

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Severance and related Charges	Lease Impairment Charge	Total	Severance and related Charges	Lease Impairment Charge	Total

	(in thousands)
Cost of revenue
Subscription and other platform	$629	$19	$648	$2,134	$108	$2,242
Professional services	39	18	57	143	119	262
Total cost of revenue	668	37	705	2,277	227	2,504
Sales and marketing	150	48	198	1,958	256	2,214
Research and development	174	97	271	1,287	569	1,856
General and administrative	21	70	91	303	409	712
Total restructuring costs	$1,013	$252	$1,265	$5,825	$1,461	$7,286

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$33,860	93%	$36,430	93%	$(2,570)	(7)%
Professional services	2,465	7%	2,792	7%	(327)	(12)%
Total revenue	$36,325	100%	$39,222	100%	$(2,897)	(7)%

	Nine Months Ended September 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$102,836	92%	$114,130	92%	$(11,294)	(10)%
Professional services	8,565	8%	10,241	8%	(1,676)	(16)%
Total revenue	$111,401	100%	$124,371	100%	$(12,970)	(10)%

	Three Months Ended September 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Core Platform
Subscription and other platform	$33,272	91%	$35,505	91%	$(2,233)	(6)%
Professional services	2,336	7%	2,644	6%	(308)	(12)%
Total core platform revenue	35,608	98%	38,149	97%	(2,541)	(7)%
Virtual Conference
Subscription and other platform	588	2%	925	2%	(337)	(36)%
Professional service	129	—%	148	1%	(19)	(13)%
Total virtual conference revenue	717	2%	1,073	3%	(356)	(33)%
Total revenue	$36,325	100%	$39,222	100%	$(2,897)	(7)%

	Nine Months Ended September 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Core Platform
Subscription and other platform	$100,811	90%	$110,316	89%	$(9,505)	(9)%
Professional services	8,097	8%	9,499	7%	(1,402)	(15)%
Total core platform revenue	108,908	98%	119,815	96%	(10,907)	(9)%
Virtual Conference
Subscription and other platform	2,025	2%	3,814	3%	(1,789)	(47)%
Professional service	468	—%	742	1%	(274)	(37)%
Total virtual conference revenue	2,493	2%	4,556	4%	(2,063)	(45)%
Total revenue	$111,401	100%	$124,371	100%	$(12,970)	(10)%

Total revenue decreased $2.9 million, or 7%, in the third quarter of 2024 and decreased $13.0 million, or 10%, in the first nine months of 2024, compared to the same periods of 2023. Revenue excluding our Virtual Conference product decreased $2.5 million, or 7%, in the third quarter of 2024 and decreased $10.9 million, or 9%, in the first nine months of 2024, compared to the same periods of 2023. We continue to see less demand for our Virtual Conference product and we have deemphasized this product.
Subscription and other platform revenue decreased $2.6 million in the third quarter of 2024 and decreased $11.3 million in the first nine months of 2024 compared to the same periods of 2023. Subscription and other platform revenue excluding our Virtual Conference product decreased $2.2 million in the third quarter of 2024 and decreased $9.5 million in the first nine months of 2024, compared to the same periods of 2023. These decreases were primarily due to lower net customers and reduced ARR as discussed in the section titled “Key Business Metrics.”
Professional services revenue decreased $0.3 million in the third quarter of 2024 and decreased $1.7 million in the first nine months of 2024 compared to the same periods of 2023. Professional services revenue excluding our Virtual Conference product decreased $0.3 million in the third quarter of 2024 and decreased $1.4 million in the first nine months of 2024, compared to the same periods of 2023. These decreases were primarily due to more customers electing to be “self-service” and not utilize our professional services offerings.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$7,136	20%	$8,390	21%	$(1,254)	(15)%
Professional services	2,202	6%	2,457	6%	(255)	(10)%
Total cost of revenue	$9,338	26%	$10,847	28%	$(1,509)	(14)%
Gross profit	$26,987	74%	$28,375	72%	$(1,388)	(5)%
Gross margin	74%		72%

	Nine Months Ended September 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$21,514	19%	$27,345	22%	$(5,831)	(21)%
Professional services	7,144	6%	8,908	7%	(1,764)	(20)%
Total cost of revenue	$28,658	26%	$36,253	29%	$(7,595)	(21)%
Gross profit	$82,743	74%	$88,118	71%	$(5,375)	(6)%
Gross margin	74%		71%
Cost of Revenue
Cost of revenue decreased $1.5 million, or 14%, for the third quarter of 2024 and decreased $7.6 million, or 21%, for the first nine months of 2024, compared to the same periods of 2023, primarily reflecting the result of our active cost management and headcount reduction related to our restructuring activities. We anticipate the restructuring activities to continue in the fourth quarter of 2024.
Gross Margin
Gross margin was 74% for the third quarter of 2024 compared to 72% of the same period in 2023. Gross margin was 74% for the first nine months of 2024, compared to 71% for the same period of 2023. The favorable changes in gross margin primarily reflect the result of our active cost management and headcount reduction related to our restructuring activities. While we continued to invest in our cloud infrastructure capabilities to support our business needs, we have made cost reductions across our business since the second half of 2022 to streamline our operations.
We expect gross margin for the full year of 2024 to increase modestly compared to 2023. We have continued to increase our utilization of the public cloud for our newer product offerings while we actively manage costs given the current macro-economic environment.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$19,498	54%	$21,510	55%	$(2,012)	(9)%

	Nine Months Ended September 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$59,029	53%	$68,555	55%	$(9,526)	(14)%
Sales and marketing expense decreased $2.0 million, or 9%, in the third quarter of 2024 and decreased $9.5 million, or 14%, in the first nine months of 2024, compared to the same periods of 2023. The decrease in each respective period was primarily attributable to a decrease in personnel-related expenses of $1.5 million and $6.9 million due to headcount reduction related to our restructuring activities. The remainder of these decreases was primarily driven by our active cost management as we focused on driving improved sales efficiency under the current macro-economic environment.
We expect our sales and marketing expense to decrease in absolute dollars for the full year of 2024 compared to 2023 as we continue to tighten our sales and marketing spend given the current macro-economic environment while supporting demand for our digital experiences and our next generation intelligent engagement platform.
Research and Development

	Three Months Ended September 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Research and development	$9,180	25%	$9,730	25%	$(550)	(6)%

	Nine Months Ended September 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Research and development	$27,370	25%	$31,759	26%	$(4,389)	(14)%
Research and development expense decreased $0.6 million, or 6%, in the third quarter of 2024 and decreased $4.4 million, or 14%, in the first nine months of 2024, compared to the same periods of 2023. The decrease in each respective period was primarily attributable to a decrease in personnel-related expenses of $0.5 million and $3.2 million due to headcount reduction related to our restructuring activities. The remainder of these decreases was primarily driven by our active cost management. We have been applying a disciplined approach to focus our investments on research and development areas that we believe offer the greatest opportunities, including investments in our generative AI capabilities such as ACE, as we expand our platform and bring new products to the market.
We expect our research and development expense to decrease moderately in absolute dollars for the full year of 2024 compared to 2023 as we focus on further developing our platform and infrastructure while we actively manage costs given the current macro-economic environment.
General and Administrative

	Three Months Ended September 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$11,654	32%	$11,200	29%	$454	4%

	Nine Months Ended September 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$35,222	32%	$37,583	30%	$(2,361)	(6)%
General and administrative expense increased $0.5 million, or 4%, in the third quarter of 2024 and decreased $2.4 million, or 6%, in the first nine months of 2024, compared to the same periods of 2023. Excluding the $0.7 million and $1.8 million increase of stock-based compensation expense in each respective period, general and administrative expense decreased $0.3 million and $4.2 million compared to the same periods of 2023. These decreases were primarily due to our active cost management and headcount reduction related to our restructuring activities. The decrease in the first nine months of 2024 was also attributable to the $2.7 million professional advisory expenses associated with activism defense we incurred in the first nine months of 2023, which we did not incur in the same period of 2024.
We expect our general and administrative expense to decrease modestly in absolute dollars for the full year of 2024 compared to 2023 as we continue to actively manage costs given the current macro-economic environment.
Interest Expense

	Three Months Ended September 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$6	—%	$18	—%	$(12)	(67%)

	Nine Months Ended September 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$27	—%	$80	—%	$(53)	(66%)
Interest expense for the third quarter and first nine months of 2024 remained relatively flat in absolute dollars compared to the same periods of 2023.
Other Income, Net

	Three Months Ended September 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income, net	$(2,128)	(6)%	$(2,718)	(7)%	$(590)	(22)%

	Nine Months Ended September 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income, net	$(6,710)	(6)%	$(8,483)	(7)%	$(1,773)	(21)%
The decreases in other income, net for the third quarter and first nine months of 2024 compared to the same periods of 2023 were primarily driven by the decrease in investment income. See Note 10 to the condensed consolidated financial statements for additional information.

Provision for Income Taxes

	Three Months Ended September 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Provision for income taxes	$183	1%	$109	—%	$74	68%

	Nine Months Ended September 30,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Provision for income taxes	$1,089	1%	$535	—%	$554	104%
Provision for income taxes for the third quarter of 2024 remained relatively flat in absolute dollars compared to the same period of 2023. The increase in provision for income taxes for the first nine months of 2024 compared to the same period of 2023 was primarily driven by the increased income in foreign jurisdictions and a tax provision true-up.
Liquidity and Capital Resources
As of September 30, 2024, we had cash, cash equivalents and marketable securities of $188.8 million. Our investments generally consist of money market mutual funds, U.S. Treasury securities, U.S. Agency securities and debt securities, all of which are available for use in our current operations. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We have historically funded our liquidity requirements through sales of convertible preferred stock, cash generated from our operations, borrowings and availability under our revolving credit facility, and most recently through our initial public offering (“IPO”) in February 2021.
In March 2024, our board of directors approved a new $25 million share repurchase program (the “2024 Repurchase Program”) allowing us to purchase shares of our common stock on a discretionary basis from time to time over a 12-month term through open market repurchases, privately negotiated transactions, or other means. Together with the $125 million capital return program we concluded in February 2024, we spent a total of $8.3 million and $18.6 million on share repurchases (including commissions) in the third quarter and first nine months of 2024, respectively. We spent $2.9 million on share repurchases (including commissions) in the fourth quarter through November 7, 2024 and had $8.8 million available for future share repurchases under the 2024 Repurchase Program.
We have pursued workforce reductions to reduce our cost structure and incurred aggregate restructuring and other charges of $0.5 million and $2.2 million in the third quarter and first nine months of 2024, respectively, primarily related to severance and one-time termination benefits. See Note 14 to the condensed consolidated financial statements for further information. We expect to incur additional restructuring costs of $0.4 million to $0.7 million in the fourth quarter of 2024 related to our ongoing cost reduction efforts and may incur additional costs in future periods for restructuring activities.
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

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$3,821	$(11,343)
Net cash (used in) provided by investing activities	(29,501)	103,625
Net cash used in financing activities	(16,751)	(108,726)
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
Net cash provided by (used in) operating activities is primarily impacted by our net loss adjusted for certain non-cash items such as stock-based compensation, depreciation and amortization, amortization of deferred contract acquisition costs, amortization (accretion) on marketable securities, as well as the effect of changes in operating assets and liabilities. Our cash flows from operating activities provided net cash of $3.8 million in the nine months ended 2024 compared to used net cash of $11.3 million in the same period of 2023, resulting in an increase of cash inflow of $15.2 million. The increase was primarily attributable to the $8.6 million decrease in net loss and $7.4 million favorable changes in operating assets and liabilities between the periods, partially offset by the $0.8 million decrease in non-cash expenses. We made total restructuring related payments of $2.2 million in the first nine months of 2024 compared to $5.4 million in the same period of 2023. See Note 14 to the condensed consolidated financial statements for additional information.
The total non-cash adjustments for the first nine months of 2024 was $47.7 million compared to $48.5 million for the same period of 2023, reflecting a $0.8 million unfavorable change of non-cash adjustment.
Working capital used cash of $10.5 million in the first nine months of 2024 compared to $17.9 million in the same period of 2023, a decrease of cash outflow of $7.4 million. This favorable change in working capital was impacted by, among other items, the timing of vendor payments and prepayment as well as the timing of cash receipts from customers.
Investing Activities
Net cash used in investing activities for the first nine months of 2024 was $29.5 million compared to provided cash of $103.6 million for the same period of 2023. The unfavorable change was primarily driven by a decrease in proceeds from maturities and sales of marketable securities of $212.1 million, offset in part by a decrease in purchases of marketable securities of $79.6 million.
Our most significant capital expenditures have been investments in our equipment to support ongoing operations. We expect our capital investment to continue in the future.
Financing Activities
Net cash used in financing activities for the nine months ended 2024 was $16.8 million compared to $108.7 million for the same period of 2023. The decrease in cash outflow was primarily driven by the $49.9 million payment of the special one-time dividend in the second quarter of 2023 and $40.6 million of decreased spending on share repurchases during the period.
Debt Obligations
Revolving Credit Facility
In August 2024, we amended our revolving credit facility with Comerica Bank to decrease our borrowing capacity from a maximum of $50.0 million to $25.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows us to borrow up to $25.0 million if we maintain at least $100.0 million on deposit with Comerica Bank. If such deposit is less than $100.0 million, we may borrow up to the lesser of $25.0 million or an amount determined by our trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate. The terms of the agreement permit voluntary prepayment without premium or penalty. The agreement also permits payment of dividends and share repurchases from open market purchases or through an accelerated share repurchase program, subject to certain terms and conditions. The revolving credit facility matures in August 2026 and is secured by substantially all of our assets. We are required to pay a quarterly commitment fee of 0.10% per annum on the undrawn portion available under the revolving line of credit.

Outstanding principal amounts on the revolving credit facility incur interest at a rate equal to Comerica Bank’s prime referenced rate, as defined in the loan agreement. The referenced prime rate was 8.00% as of September 30, 2024 and 8.50% as of December 31, 2023.
As of September 30, 2024, we had not drawn down on our line of credit and have a borrowing capacity of $25.0 million under the revolving credit facility.
Commitments and Contractual Obligations
The following table summarizes our non-cancelable contractual obligations as of September 30, 2024 (in thousands):

	Payments Due by Period
	Total	Remainder of 2024	2025 to 2026	2027 to 2028	2029 and Thereafter
Operating lease obligations	$3,451	$865	$2,551	$35	$—
Purchase commitments(1)	5,288	1,056	4,117	115	—
Other(2)	1,420	400	928	92	—
Total	$10,159	$2,321	$7,596	$242	$—

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
The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of September 30, 2024 (in thousands):

	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value as of September 30, 2024	50 BPS	100 BPS	150 BPS
Marketable securities	$179,273	$178,791	$178,310	$177,829	$177,347	$176,866	$176,385

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2024. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We, our Chief Executive Officer, our Chief Financial Officer, certain current and former members of our board of directors, and the underwriters that participated in our IPO are named as defendants in a consolidated putative class action, captioned In re ON24, Inc. Securities Litigation, 4:21-cv-08578-YGR (filed in November 2021), in the United States District Court for the Northern District of California. The consolidated complaint purports to assert claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, our common stock issued in connection with our IPO. The complaint alleges that our registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. The plaintiff seeks, among other things, an award of damages and attorneys’ fees and costs. The defendants filed a motion to dismiss the complaint in May 2022, which the district court granted with leave to amend in July 2023. Plaintiff filed its amended complaint in September 2023, and the defendants filed a motion to dismiss the amended complaint in October 2023. In March 2024, the district court granted the defendants’ motion to dismiss with prejudice. Plaintiff has filed a notice of appeal of the district court’s order and that appeal is currently ongoing. We believe that the allegations in the amended complaint are without merit.
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
Our revenue growth rate has decreased in recent years following a period of rapid growth. Although we experienced significant revenue growth in 2021 and 2020, including a revenue increase of 30% in 2021 compared to 2020, in subsequent years we have seen declines. For example, in the three and nine months ended September 30, 2024, our revenue decreased 7% and 10%, respectively, compared to the same periods of 2023. The decreases reflect a number of factors including reduced budgets for our customers, the reduced impact of COVID-19 which resulted in customers doing more in-person marketing and competitive dynamics. If our revenue does not increase in future periods, our business, financial condition and results of operations could be harmed. Furthermore, if we cannot attract new customers to our platform or our existing customers do not continue their subscriptions, our business, financial condition and results of operations would be harmed.
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
Our quarterly results of operations and financial condition may vary significantly in the future, and period-to-period comparisons may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and financial condition may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. For example, our revenue decreased in the first three quarters of 2024 compared to the same periods in 2023 and we may face similar declines in future periods. Further, because we generally invoice our customers at the beginning of the contractual terms of their subscriptions to our solutions, our financial condition reflects deferred revenue that we recognize ratably as revenue over the contractual term. In recent years, we have observed fewer new subscriptions and renewals, and our cash and deferred revenue have decreased. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include:
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
Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology for sales and marketing, which depends in part on the amount of spending allocated by our customers or potential customers on sales and marketing technology. This spending depends on worldwide economic and geopolitical conditions. The U.S. and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, inflation (including wage inflation), labor market constraints, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, pandemics such as COVID-19, and overall economic uncertainty. These economic conditions can arise suddenly, including the recent rise in inflation and the overall macroeconomic environment, which has negatively impacted our customers’ marketing budgets. In addition, geopolitical developments, such as presidential elections, potential trade wars, and actions or inactions of the U.S. or other major national governments, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. In response to general economic uncertainty and over-hiring during COVID-19, many U.S. companies, particularly in the technology sector, laid off employees in mass job cuts in 2022 and 2023. Since the third quarter of 2022, we have initiated multiple strategic cost reductions, which included significant headcount reductions in 2022 and 2023 to reduce our cost structure, which may impact our ability to operate our business. Any additional or larger scale reductions in force if economic conditions worsen may harm our business, results of operations and financial condition.
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
We had a net loss of $11.4 million and $33.3 million in the three and nine months ended September 30, 2024, respectively, and $11.5 million and $41.9 million in the three and nine months ended September 30, 2023, respectively, and we may incur net losses in the future. We intend to continue to expend funds on our direct sales force and marketing efforts to attract new customers and increase usage of our platform and products by our existing customers, to develop and enhance our platform and for general corporate purposes. To the extent we are successful in increasing our customer base, we may also incur increased losses because most of the costs associated with acquiring customers (other than sales commissions) are incurred up front, while the related subscription revenue is generally recognized ratably over the applicable subscription term. In addition, we may incur increased losses because most of the costs associated with acquiring customers, including sales commissions, require us to make cash outlays at the time we acquire a customer, and, similarly, the timing of our recognition of subscription revenue and sales commissions may not correspond with our cash position. Our subscriptions typically have terms of one year that automatically renew for successive one-year terms unless terminated. We also have certain customers with subscription terms for up to three years. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses and any increase in our cost of sales, including as a result of a shift to a hybrid cloud. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of subscriptions to our platform, and the entry or the success of competitive products and services. As a result, we may not achieve or maintain profitability in future periods.
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
We have built and are continuing to build AI-powered capabilities, which includes generative AI, natural language processing and machine learning, into our platform, leveraging the data collected by our customers through our platform to enable better engagement and create enhanced content. While we have incorporated these capabilities into several of our products, including our newly launched ACE, and plan to further use AI in our platform, as with many innovations, AI presents risks and challenges that could affect its availability and adoption, including current legal uncertainties around the use of AI and possible new laws and regulations, and therefore our business. We partially rely on third-party providers of AI technology, and those third-party providers may be required to change, suspend, or restrict access to their services. AI algorithms may be flawed. Datasets or outputs may be insufficient or contain errors. Generated content may contain copyrighted or infringing materials. Any deficiencies and other failures of the AI-powered capabilities in our platform could reduce the demand for our platform in the marketplace, result in user dissatisfaction and adversely affect our business. Ineffective or inadequate AI development or deployment practices by us or others could also result in incidents that impair the acceptance of AI solutions. These deficiencies and other failures of AI systems could require us to refund fees to customers or subject us to competitive harm, regulatory action, legal liability (including under new proposed legislation regulating AI in jurisdictions such as the US, the application of existing data protection, privacy, intellectual property, and other laws), and brand or reputational harm. Further, perceptions in society about the use of AI could impact the demand for products using AI.
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
A substantial portion of our business is with large Enterprise customers. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. As of September 30, 2024, we had 311 $100k Customers, which are generally large organizations, representing 67% of our ARR. The timing of our sales with our Enterprise customers and related revenue recognition is difficult to predict because of the length and uncertainty of the sales cycle for these customers. We are often required to spend significant time and resources to educate and familiarize these potential customers with the value proposition of paying for our platform. The length of our sales cycle for these customers, from initial evaluation to payment for our platform, is often around three to six months or more and can vary substantially from customer to customer. As a result, it is difficult to predict whether and when a sale will be completed. An inability to increase our Enterprise customer base could harm our business.

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
We have significant operations outside of the United States. In the three and nine months ended September 30, 2024, we generated 23% of our revenue from customers outside of the United States. In prior periods, we have focused on expanding our international operations and we may return to doing so in future periods. For example, in 2020, we established a subsidiary in Japan to support our operations in the Asia-Pacific region and in 2022 we established a subsidiary in Germany to support our operations in the EMEA. Future efforts to expand our current international operations, including entering new markets or countries, may not be effective. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems and commercial markets. Any future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to special risks, including risks associated with:
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
In addition, the ongoing Ukraine- Russia war involves significant military forces in Eastern Europe, and the invasion of Ukraine has triggered unprecedented sanctions against Russia by the U.S., NATO, and other countries. These conditions have created global security concerns that have had a lasting impact on regional and global economies, any or all of which could adversely affect our business. In the third quarter and first nine months of 2024, we experienced a decrease of 4% and 5%, respectively, in total revenue from customers in the EMEA region as compared to the same periods of 2023. We are actively monitoring the conflict in Ukraine to assess its ongoing impact on our business, as well as on our customers and other parties with whom we do business. Separately, since October 2023, an armed conflict began in Israel and the Gaza Strip, which has also involved hostilities in surrounding areas. It is not possible to predict the broader consequences of these ongoing conflicts, which could include further sanctions, embargoes, regional instability, and geopolitical shifts. It is also not possible to predict if these ongoing conflicts may have adverse effects on existing macroeconomic conditions, consumer spending habits, currency exchange rates, and financial markets. We are actively monitoring these conflicts to assess their ongoing impact on our business, as well as on our customers and other parties with whom we do business.
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
As the CCPA continues to evolve, several U.S. states have recently adopted new privacy laws and various other U.S. states are also actively introducing and considering so-called “omnibus” privacy legislation. In 2023, omnibus privacy laws took effect in Colorado, Connecticut, Virginia and Utah, and several other states have passed in 2023 and 2024 omnibus privacy laws. Similarly, numerous foreign jurisdictions have enacted or are actively considering legislation introducing new or amended laws and regulations addressing data privacy, cybersecurity, marketing, data protection, data localization and personal data. Further, privacy laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes and the tracking of individuals’ online activities, which could expose us to additional regulatory burdens, limit our marketing, advertising, business development and sales efforts, and impact features made available to our customers through our platform. In addition, Brexit has also created additional uncertainty with regard to UK privacy laws, as well as the treatment of data transfers to and from the United Kingdom, where we have operations and customers. The ongoing development of privacy laws gives rise to uncertainty regarding the impact of privacy laws on us and our customers, and we and our customers could be exposed to additional burdens.
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
We use open source software in our platform, and we may use more open source software in the future. In the past, companies that have incorporated open source software into their products have faced claims challenging the ownership or use of open source software or compliance with open source license terms. Accordingly, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who use, distribute or make available across a network software or services that include open source software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on terms unfavorable to the developer or at no cost. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of our licensed software. If we were to use open source software subject to such licenses, we could be required to release our proprietary source code, pay damages, re-engineer our platform or solutions, discontinue sales, or take other remedial action, any of which could harm our business. In addition, if the license terms for updated or enhanced versions of the open source software we utilize change, we may be forced to expend substantial time and resources to re-engineer affected components in our platform.
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
We primarily rely on a combination of patents, trade secrets, domain name protections, trademarks and copyrights, as well as confidentiality, license and subscription agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of September 30, 2024, we have 26 issued patents and 12 pending patent applications. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, the resulting patents may not effectively protect every significant feature of our solutions. For example, we have received a summary judgment ruling that a patent which is immaterial to our business is invalid. It is possible that our efforts to protect our intellectual property rights are unsuccessful.
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
As of September 30, 2024 and December 31, 2023, we had no outstanding indebtedness under the Revolving Credit Facility. We may incur indebtedness in the future, which may require us to secure such obligations with substantially all of our assets; to comply with various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments and engage in transactions with our affiliates; and to meet certain financial covenants. Any substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could restrict our business operations or have other adverse consequences, including the following:
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
We sell to customers globally and have international operations primarily in the United Kingdom, Australia, Singapore and Japan. To the extent we expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three and nine months ended September 30, 2024, 13% of our revenue and 11% and 10% of our expenses were denominated in currencies other than U.S. dollars. For the three and nine months ended September 30, 2023, 13% of our revenue and 11% and 12% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
We have incurred and will continue to incur costs as a result of being a public company and our management faces the demand of complying with the laws and regulations affecting public companies in the United States, which may harm our business, results of operations and financial condition.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes the repurchases of our shares of common stock in the third quarter of 2024.

Period	Total number of shares purchased	Average price paid per shares(1)	Total number of shares purchased as part of publicly announced plans or program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)(2)
July 1, 2024 to July 31, 2024	529,265	$6.14	529,265	$16.8
August 1, 2024 to August 31, 2024	394,631	6.26	394,631	14.3
September 1, 2024 to September 30, 2024	423,579	6.16	423,579	11.7
Total	1,347,475	$6.18	1,347,475	$11.7

(1)Includes commission of $0.02 per share paid to broker.
(2)In March 2024, our board of directors authorized the 2024 Repurchase Program for up to $25 million in share repurchases over a 12-month term.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
On September 12, 2024, Dominique Trempont, Director, adopted a Rule 10b5-1 trading plan. Mr. Trempont’s plan provides for the sale of up to 81,198 shares of our common stock by November 30, 2025. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.
On August 29, 2024, James Blackie, Chief Revenue Officer, entered into a sell-to-cover instruction that provides for sales of only such number of shares of our common stock as are necessary to satisfy the applicable tax withholding obligations arising from the vesting of RSUs granted to him. The total number of shares that may be sold pursuant to the sell-to-cover instruction letter is not determinable. The instruction terminates on January 31, 2027. This instruction was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.
On August 29, 2024, Jayesh Sahasi, Executive Vice President, entered into a sell-to-cover instruction that provides for the sales of only such number of shares of our common stock as are necessary to satisfy the applicable tax withholding obligations arising from the vesting of RSUs granted to him. The total number of shares that may be sold pursuant to the sell-to-cover instruction letter is not determinable. The instruction terminates on June 1, 2025. The instruction was entered into during the insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.
On August 7, 2024, Steve Vattuone, Chief Financial Officer, entered into a sell-to-cover instruction that provides for sales of only such number of shares of our common stock as are necessary to satisfy the applicable tax withholding obligations arising from the vesting of RSUs granted to him. The total number of shares that may be sold pursuant to the sell-to-cover instruction letter is not determinable. The instruction terminates on January 31, 2027. This instruction was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities. On September 12, 2024, Mr. Vattuone terminated the Rule 10b5-1 Plan that he adopted on September 14, 2023. On September 12, 2024, Mr. Vattuone adopted a new Rule 10b5-1 trading plan. Mr. Vattuone’s plan provides for the sale of up to 225,000 shares of our common stock by May 31, 2026 and a specified portion of the net shares received on settlement of RSUs after sales to cover taxes. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report

3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-39965	3.1	8/9/2023
3.2	Amended and Restated Bylaws.	8-K	001-39965	3.2	2/8/2021
10.1*	Third Amendment to Sixth Amended & Restated Loan and Security Agreement, dated August 22, 2024, by and between the Registrant and Comerica Bank.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

ON24, Inc.

Date: November 8, 2024	By:	/s/ Sharat Sharan
Sharat Sharan
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 8, 2024	By:	/s/ Steven Vattuone
Steven Vattuone
Chief Financial Officer
(Principal Financial and Accounting Officer)