Form 10-K
period 2024-12-31
ON24 INC.
filed 2025-03-13
CIK 1110611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing sale price on the New York Stock Exchange as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $160 million.
As of March 5, 2025, the registrant had 42,325,215 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2024, are incorporated by reference into Part III (Items 10, 11,12, 13 and 14) of this Annual Report on Form 10-K.

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
For most businesses to succeed, we believe their sales and marketing strategies must utilize digital engagement that is powered by the latest technology. With the launch of our intelligent engagement platform that includes our AI-powered Analytics and Content Engine (“ACE”), we are strategically positioned to help businesses and their sales and marketing organizations make this transition. Our platform provides an innovative way both to scale digital marketing and deepen prospective customer engagement. We believe our opportunity to help businesses convert digital engagement into revenue will continue to grow over time as industries modernize their sales and marketing processes. As our customers create more ON24 content-rich experiences, they gain more connected insights through gathering more data directly from prospective customers, which we refer to as first-person data, to help them create a multiplier effect that strengthens their ability to convert prospective customers and generate revenue.
As of December 31, 2024, we had 1,645 customers. No single customer contributed more than 10% of our total revenue for the year ended December 31, 2024, 2023 and 2022.
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
The imperative to optimize digital sales and marketing investments to drive revenue conversion has become more important as businesses accelerate digital transformation and AI innovation initiatives. We believe this digital transformation has fundamentally changed the way businesses engage with their prospective customers, leading to an increased need for innovative methods of B2B engagement at scale and leverage AI to improve sales effectiveness and drive faster revenue growth. The following key trends are impacting sales and marketing strategies today:
•Personalized and interactive digital customer engagement at scale is the new imperative. The ability to engage with large numbers of prospective customers and existing customers in a cost effective manner is crucial. As businesses broadly embrace digital transformation and AI initiatives, they are using cloud-based platforms to modernize their sales and marketing strategies. Increased focus on digital marketing solutions offers our customers an opportunity to drive personalized and interactive prospective customer engagement at scale by aggregating a significant amount of insights on prospective customers. It also enables our customers to make productivity gains through the assistance of AI. This enables businesses to optimize sales and marketing campaigns and drive revenue growth.

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
•Broad base of customers across verticals. We have a large and diverse set of customers across a broad set of verticals, including technology, manufacturing, life sciences, financial services and professional services. As of December 31, 2024, we had 1,645 customers. We intend to leverage our land and expand model to further penetrate customers across these verticals.
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

Our Market Opportunity
We estimate the current total addressable market, or TAM, for our solutions is approximately $42 billion worldwide annually. We calculate our TAM by initially estimating the total number of companies that our platform and products can support in the United States across separate bands measured by number of employees: Enterprise, which includes companies with more than 2,000 employees, and Commercial, which includes companies with less than 2,000 employees, which we further divide into Mid-Market companies with 200-1,999 employees, and small and midsize, or SMB, companies with 1-199 employees, using data from the U.S. Census Bureau for 2021. We then apply an average annual value to the companies in each band. This value was calculated using internally generated data for annual recurring revenue, or ARR, as of December 31, 2024 for the top 25% of our customers by ARR that subscribe to two or more of our products, within each of the Enterprise and Mid-Market bands, and the top 25% by ARR of all our customers within the SMB band. We believe these calculations are representative of the current potential spend on our solutions by customers and prospective customers. We multiplied the total number of companies within each band by the calculated annual value for that band. The aggregate calculated value represents the current annual estimated market opportunity in the United States of approximately $21 billion. We believe the market opportunity for our solutions outside the United States is at least as large.
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
•Embedded generative AI that automatically creates written content, voice-based content and videos to feed ongoing nurture streams;
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
Our Technology and Infrastructure
Our platform and products have been developed to enable enterprise-grade scalability, performance and reliability, designed to address all the complexities that come with live, interactive engagement with large audiences of prospective customers. Our platform has two main parts: a web application stack, and a streaming infrastructure stack, running in two hosting facilities in the United States and two in the European Union (EU). We also utilize public-cloud providers as part of our infrastructure.
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

We built our platform and products to address the robust performance demanded by large, multinational enterprises in the following ways:
•Performance and scalability: Our Cloud and Network Operations team runs this application in four hosting facilities. This configuration has proven both scalable and cost effective. Our application architecture allows us to independently scale the systems that handle heavier loads, with a lightweight load-balancers routing traffic to additional machines as needed. With leading enterprise components, we expect our architecture to scale readily without any significant change as our business expands.
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
Our Customers
Our customer base consists of a diverse set of businesses from fast-growing start-ups to established Fortune 100 enterprises that span a number of industries where B2B sales and marketing is mission critical. As of December 31, 2024, approximately 22% of the Fortune 500 are ON24 customers. The primary industries we serve include technology, financial services, life sciences, manufacturing and professional services, among others. All of these industries are undergoing a digital transformation, and, as a result, we see opportunities for growth in product adoption, attachments and revenue across all verticals fueling both our customer acquisition and land and expand strategies. No single customer contributed more than 10% of our total revenue for the year ended December 31, 2024, 2023 and 2022.
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
Competition
Our industry is highly competitive and fragmented. We compete for customers with a number of different types of companies that offer a variety of products and services, including meeting tools, webinar software, virtual event software, video portal software, content management software, physical events, physical event software and digital marketing tools. Our competitors vary in size and in the breadth and scope of the products and services they offer. Many of our current and potential competitors have larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. Our solutions face competition. For example, several web-based meeting, webinar, and virtual event software products are offered by companies such as Zoom, LogMeIn, Microsoft, Cisco, Cvent, Adobe, RingCentral and Kaltura. Many of these products have significantly lower prices. Although many of these companies are limited in their ability to deliver both real-time engagement features and the extent of actionable data that we gather, many of these companies have significantly greater resources and may be able to introduce similar products in the future. Additionally, we operate in a market which has experienced a rapid increase in the number of new and competitive entrants in the recent past and may again in the future. As we introduce new solutions, and with the introduction of new technologies, products and market entrants, we expect competition to intensify.
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
Intellectual Property
We primarily rely, and expect to continue to rely, on a combination of patent, trade secret and domain name protection, trademark and copyright laws, as well as confidentiality and license agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of December 31, 2024, we had 27 issued patents and 11 pending patent applications, the earliest of which expires in 2027. We pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. Our trademarks and service marks include our name and logo, as well as various marketing slogans. We maintain a policy requiring our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information.
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
Employees and Human Capital
As of December 31, 2024, we had 437 full-time employees. Of these employees, 349 are based in the United States and 88 are based in international locations. The members of our management team and our board of directors come from diverse backgrounds, and we seek to attract and recruit diverse, talented, experienced and motivated employees. In order to develop and improve our platform, we must invest in attracting, developing and retaining key talent. We monitor our progress with human capital metrics such as turnover, time to fill open roles and rate of internally developed talent. Our brand, market position, reputation for innovation and culture support our ability to recruit and retain talented employees across our departments.
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
Risks Related to Our Business and Our Industry
Our revenue has decreased in recent years following a period of rapid growth, and we may not be able to increase our revenue in future periods.
Our revenue has decreased in recent periods and our revenue could continue to decline for a number of reasons, including due to reduced budgets for our customers, increased emphasis on in-person marketing and competitive dynamics. Although we experienced significant revenue growth in 2021 and 2020, including a revenue increase of 30% in 2021 compared to 2020, in subsequent years we have seen declines. For example, in 2024, our revenue decreased 10% compared to 2023. If our revenue does not increase in future periods, our business, financial condition and results of operations could be harmed. Furthermore, if we cannot attract new customers to our platform or our existing customers do not continue their subscriptions, our business, financial condition and results of operations would be harmed.
As a result of our limited operating history at our current scale, our ability to forecast our future results of operations is limited and subject to a number of uncertainties. You should not rely on our rapid growth in 2021 or 2020, our revenue decline in 2024, 2023 or 2022, or any other trend in a prior period, as an indication of our future performance. In future periods, our revenue may decline for a number of reasons, including any reduction in demand for our platform, increased competition, higher market penetration, a contraction of our overall market, our inability to accurately forecast demand for our platform and plan for capacity constraints or our failure, for any reason, to capitalize on growth opportunities. If our revenue does not grow, investors’ perceptions of our business and the trading price of our common stock may continue to be adversely affected.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly results of operations and financial condition may vary significantly in the future, and period-to-period comparisons may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and financial condition may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. For example, our revenue decreased in every quarter of 2024 compared to the same periods in 2023 and we may face similar declines in future periods. Further, because we generally invoice our customers at the beginning of the contractual terms of their subscriptions to our solutions, our financial condition reflects deferred revenue that we recognize ratably as revenue over the contractual term. In recent years, we have observed fewer new subscriptions and renewals, and our cash and deferred revenue have decreased. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include:
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
Renewals of subscriptions may continue to decline or may fluctuate because of several factors, such as the loss or reduction of available budget, the perception that competitive products provide better or less expensive options, a change in key stakeholders or decision makers, dissatisfaction with our solutions or support, or a customer no longer having a need for our solutions. For example, some organizations that purchased our ON24 Virtual Conference product have returned to in-person events and no longer need the large-scale virtual event experience functionality provided by this product. In order to grow our business, we strive to add new customers and replace customers who choose not to continue to use our platform. Any decrease in user satisfaction with our solutions or support may result in negative online customer reviews and decreased word-of-mouth referrals, which would harm our brand and our ability to grow.
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
Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology for sales and marketing, which depends in part on the amount of spending allocated by our customers or potential customers on sales and marketing technology. This spending depends on worldwide economic and geopolitical conditions. The U.S. and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, inflation (including wage inflation), labor market constraints, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, pandemics such as COVID-19, and overall economic uncertainty. These economic conditions can arise suddenly, including the recent rise in inflation and the overall macroeconomic environment, which has negatively impacted our customers’ marketing budgets. In addition, geopolitical developments, such as presidential elections, potential trade wars, and actions or inactions of the U.S. or other major national governments, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. In prior periods, we have initiated multiple strategic cost reductions, which included significant headcount reductions in 2022, 2023 and 2024 to reduce our cost structure. Any additional or larger scale reductions in force if economic conditions worsen may harm our business, results of operations and financial condition.
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
We had a net loss of $42.2 million in 2024 and $51.8 million in 2023, and we may incur net losses in the future. We intend to continue to expend funds on our direct sales force and marketing efforts to attract new customers and increase usage of our platform and products by our existing customers, to develop and enhance our platform and for general corporate purposes. To the extent we are successful in increasing our customer base, we may also incur increased losses because most of the costs associated with acquiring customers (other than sales commissions) are incurred up front, while the related subscription revenue is generally recognized ratably over the applicable subscription term. In addition, we may incur increased losses because most of the costs associated with acquiring customers, including sales commissions, require us to make cash outlays at the time we acquire a customer, and, similarly, the timing of our recognition of subscription revenue and sales commissions may not correspond with our cash position. Our subscriptions typically have terms of one year that automatically renew for successive one-year terms unless terminated. We also have certain customers with subscription terms for up to three years. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses and any increase in our cost of sales, including as a result of a shift to a hybrid cloud. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of subscriptions to our platform, and the entry or the success of competitive products and services. As a result, we may not achieve or maintain profitability in future periods.
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
We have built and are continuing to build AI-powered capabilities, which includes generative AI, natural language processing and machine learning, into our platform, leveraging the data collected by our customers through our platform to enable better engagement and create enhanced content. While we have incorporated these capabilities into several of our products, including ACE, and plan to further use AI in our platform, as with many innovations, AI presents risks and challenges that could affect its availability and adoption, including current legal uncertainties around the use of AI and possible new laws and regulations, and therefore our business. We partially rely on third-party providers of AI technology, and those third-party providers may be required to change, suspend, or restrict access to their services. AI algorithms and training methods may be flawed. Datasets or outputs may be insufficient or contain errors. Generated content may contain copyrighted or infringing materials. Any deficiencies and other failures of the AI-powered capabilities in our platform could reduce the demand for our platform in the marketplace, result in user dissatisfaction and adversely affect our business. Ineffective or inadequate AI development or deployment practices by us or others could also result in incidents that impair the acceptance of AI solutions. These deficiencies and other failures of AI systems could require us to refund fees to customers or subject us to competitive harm, regulatory action, legal liability (including under new legislation regulating AI in jurisdictions such as the US and EU, the application of existing data protection, privacy, intellectual property, and other laws), and brand or reputational harm. Further, perceptions in society about the use of AI could impact the demand for products using AI.
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
Our operations rely on information technology systems for the use, storage and transmission of sensitive and confidential information with respect to our customers, our customers’ users, third-party technology platforms and our employees. In addition, our solutions gather more information from our customers and their users than many competing products, which may make us an attractive target for a malicious cybersecurity attack, intrusion or disruption, or other breach of our systems. Any such event could lead to unauthorized access to, use of, disclosure of or the loss of sensitive and confidential information, disruption of our platform, and resulting regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, any of which could damage our reputation, impair sales and harm our business. For example, in June 2021 we were subject to a security incident involving ransomware, which impacted certain internal systems and a limited number of customer events. While the incident did not result in any material impact to us, our remedial measures may not be successful in preventing future security incidents, which may result in adverse impacts to our operations, ability to provide our services, results of operations or financial position. Additionally, as our market presence grows, we may face increased risks of cyber-related attacks or security threats in the future.

Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing, ransomware, employee theft or misuse and other insider threats, and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). The development of AI technology may give threat actors new ways to launch cyber-attacks. As we grow, we may face increased risk of any such attacks. Despite efforts to create security barriers to such threats, it is not feasible, as a practical matter, for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee, customer, or user error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation would be damaged, our data, information or intellectual property, or those of our customers, may be destroyed, stolen or otherwise compromised, our business may be harmed and we could incur significant liability. We may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access to or compromise of our systems because they change frequently and are generally not detected until after an incident has occurred. We may not be able to prevent vulnerabilities in our software or address vulnerabilities that we may become aware of in the future. Further, as we rely on third-party cloud infrastructure, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of data and information.
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
Interruptions, delays or outages in service from the hosting facilities we use for our technology or infrastructure could impair the delivery and the functionality of our solutions, which may harm our business.
Our growth, brand, reputation and ability to attract and retain customers depends in part on the ability of our customers to access our platform at any time and within an acceptable amount of time. We currently use hosting facilities in Colorado, California, the Netherlands and Ireland to host our service. While each of U.S. hosting facility provides fully redundant processing for the other U.S. hosting facility and each EU data hosting facility provides fully redundant processing for the other EU hosting facility, we estimate that failover may require as long as 120 minutes to complete, during which time our platform may not be fully available to customers in the event of catastrophic failure at one of those hosting facilities. In addition, the hosting facility redundancy does not ensure that all platform disruptions can be restored within 120 minutes in the absence of a catastrophic failure at one of these hosting facilities. For example, it is possible that ON24 platform services could be impacted by a cybersecurity incident that cannot be fully resolved by failover to another hosting facility.
We also do not control the operation of the hosting facilities we use, and they are vulnerable to damage or interruption from human error, intentional bad acts, natural disasters, war, terrorist attacks, cyber attacks and other cybersecurity incidents, power losses, hardware failures, systems failures, telecommunications failures and similar events, any of which could disrupt our service. In the event of significant physical damage to one of these hosting facilities, it may take a significant period of time to achieve full resumption of our platform, and our disaster recovery planning may not account for all eventualities.

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
Our ability to attract and retain customers depends on our ability to provide our customers and their users with a highly reliable platform. If our platform is unavailable or if our customers and their users are unable to access our platform within a reasonable amount of time, or at all, our business, results of operations and financial condition would be adversely affected. Additionally, if the hosting facilities we use are unable to keep up with our increasing need for capacity, our customers may experience delays as we seek to obtain additional capacity, which could harm our business.
We may not be able to respond to rapid technological changes, extend our platform or develop new features.
The markets in which we compete are characterized by rapid technological change and frequent new product and service introductions. Our ability to attract new customers and retain and expand the usage of existing customers depends on our ability to continue to enhance and improve our platform, to introduce new features and solutions and to interoperate across an increasing range of devices, operating systems and third-party applications. Our customers may require features and capabilities that our current platform does not have. While we are committed to investing in research and development and are focused on improving the quality and range of our product offerings, we have recently reduced our level of investment in research and development which may impact the rate at which we are able to enhance and improve our platform or introduce new features and solutions. Furthermore, we made significant headcount reductions in 2022, 2023 and 2024 to reduce our cost structure. Reductions in our workforce could result in the loss of valuable skills and knowledge and have a negative impact on morale, which can impact our ability to innovate. Our enhancements to our platform and our new product experiences, features or capabilities may not be compelling to our existing or potential customers and may not gain market acceptance. If our research and development investments do not accurately anticipate customer demand, or if we fail to develop our platform in a manner that satisfies customer preferences in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our platform.
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
A substantial portion of our business is with large Enterprise customers. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. As of December 31, 2024, we had 305 $100k Customers, which are generally large organizations, representing 66% of our ARR. The timing of our sales with our Enterprise customers and related revenue recognition is difficult to predict because of the length and uncertainty of the sales cycle for these customers. We are often required to spend significant time and resources to educate and familiarize these potential customers with the value proposition of paying for our platform. The length of our sales cycle for these customers, from initial evaluation to payment for our platform, is often around three to six months or more and can vary substantially from customer to customer. As a result, it is difficult to predict whether and when a sale will be completed. An inability to increase our Enterprise customer base could harm our business.
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
We have significant operations outside of the United States. In 2024, we generated 23% of our revenue from customers outside of the United States. In prior periods, we have focused on expanding our international operations and we may return to doing so in future periods. For example, in 2020, we established a subsidiary in Japan to support our operations in the Asia-Pacific region and in 2022 we established a subsidiary in Germany to support our operations in the EMEA. Future efforts to expand our current international operations, including entering new markets or countries, may not be effective. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems and commercial markets. Any future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to special risks, including risks associated with:
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
In addition, the ongoing Ukraine- Russia war involves significant military forces in Eastern Europe, and the invasion of Ukraine has triggered unprecedented sanctions against Russia by the U.S., NATO, and other countries. These conditions have created global security concerns that have had a lasting impact on regional and global economies, any or all of which could adversely affect our business. Separately, since October 2023, an armed conflict began in Israel and the Gaza Strip, which has also involved hostilities in surrounding areas. We are actively monitoring these conflicts to assess their ongoing impact on our business, as well as on our customers and other parties with whom we do business. While it is not possible to determine the extent to which these conflicts may have impacted our business, in 2024 we experienced a decrease of 5% in total revenue from customers in the EMEA region as compared to 2023. It is also not possible to predict the broader consequences of these ongoing conflicts, which could include further sanctions, embargoes, regional instability, geopolitical shifts, or unfavorable developments in macroeconomic conditions, consumer spending habits, currency exchange rates, and financial markets, any of which could adversely impact us or our customers, causing our business to suffer.

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
Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Not every organization covered by our market opportunity estimates will necessarily purchase subscriptions for our solutions or similar products or services in the near-term or at all, and some or many of those organizations may choose to continue using products or services offered by our competitors. It is impossible to build every product feature that every customer wants, and our competitors may develop and offer features that our platform does not provide. In presenting our total addressable market, we are not making any claim that we can realistically serve that market. The variables used in the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the organizations covered by our market opportunity estimates will generate any particular level of revenue for us, if any. Even if the market in which we compete meets our size estimates and growth forecasts, our business could fail to grow for a variety of reasons outside of our control, including competition in our industry, customer preferences or the other risks set forth in this Report and other documents we filed with the SEC from time to time. If any of these risks materialize, it could harm our business and prospects.
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
The growth and expansion of our business in prior periods placed significant strain on our management, operational and financial resources. Our information technology systems and our internal controls and procedures may not adequately keep pace with any future growth. In addition, we face challenges of integrating, developing, motivating and retaining an employee base in various countries around the world. Managing any future growth would also require significant expenditures and allocation of valuable management resources.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an "emerging growth company," as defined in the JOBS Act, assuming we are then an “accelerated filer” or a “large accelerated filer,” as defined pursuant to the Exchange Act. We are required to disclose, to the extent material, changes made in our internal control over financial reporting on a quarterly basis. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the trading price of our common stock.
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
We primarily rely on a combination of patents, trade secrets, domain name protections, trademarks and copyrights, as well as confidentiality, license and subscription agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of December 31, 2024, we have 27 issued patents and 11 pending patent applications. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, the resulting patents may not effectively protect every significant feature of our solutions. For example, we have received a summary judgment ruling that a patent which is immaterial to our business is invalid. It is possible that our efforts to protect our intellectual property rights are unsuccessful.
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
As of December 31, 2024 and December 31, 2023, we had no outstanding indebtedness under the Revolving Credit Facility. We may incur indebtedness in the future, which may require us to secure such obligations with substantially all of our assets; to comply with various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments and engage in transactions with our affiliates; and to meet certain financial covenants. Any substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could restrict our business operations or have other adverse consequences, including the following:
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
We sell to customers globally and have international operations primarily in the United Kingdom, Australia, Singapore and Japan. To the extent we expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For both 2024 and 2023, 13% of our revenue and 11% of our expenses were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. The deductibility of state net operating losses varies by state. As of December 31, 2024, we had $128.9 million of U.S. federal net operating loss carryforwards available to reduce future taxable income, a portion of which will begin to expire in 2025 if unused. As a result of the legislative changes in December 2017, $76.1 million of the federal net operating loss carryovers will carry over indefinitely and are limited to 80% of taxable income. As of December 31, 2024, we had state net operating loss carryforward of $101.5 million, which will begin to expire in the year 2025 if unused. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards and tax credits is materially limited, it would harm our business by effectively increasing our future tax obligations.
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

In February 2024, we completed our $125 million capital return program. While this program returned capital to our stockholders, we now have fewer capital resources with which to fund our operations and pursue other opportunities. In addition, in March 2024, our board of directors approved our 2024 Repurchase Program, which allows us to repurchase $25 million in shares of common stock on a discretionary basis from time to time over a 12-month term through open market purchases, privately negotiated transactions, or other means, of which we had repurchased $20.5 million as of December 31, 2024, Our 2024 Repurchase Program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, or to do so in any particular manner. Further, our share repurchases could affect our share trading prices or increase their volatility, and any repurchases will reduce our cash reserves. If we do not repurchase any additional shares or if we suspend or terminate repurchases, the trading prices of our stock may decrease and their volatility increase. Even if we complete our 2024 Repurchase Program, we may not be successful in our goal of enhancing long-term stockholder value. As we use our cash resources in our 2024 Repurchase Program, we will have less cash to fund our operations and pursue other opportunities that may provide superior value to stockholders. In addition, we do not plan to pay cash dividends in the foreseeable future and we intend to retain any future earnings for use in the operation and expansion of our business. Our ability to pay dividends is restricted by the terms of our Revolving Credit Facility. As a result, stockholders should assume that sales of their common stock after price appreciation is the only way to realize any future gains on their investment.
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
We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
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
We periodically assess and test our cybersecurity policies and practices. These efforts include tabletop exercises, vulnerability and penetration tests, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We also engage third parties to assess our cybersecurity measures. As of December 31, 2024, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, although we are unable to provide any assurance that such risks will not become material in the future.
Governance
Our board of directors oversees cybersecurity as part of its risk oversight function. The audit committee also assists our board of directors in fulfilling its responsibilities with respect to oversight of our cybersecurity programs, including assisting with reviewing the adequacy and effectiveness of our cybersecurity policies and practices and receiving regular presentations and reports from management. The audit committee provides regular briefings to our board of directors as appropriate. We follow an incident response plan that includes reporting prompt and timely information regarding material cybersecurity incidents, remediation, and related matters.

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
Our CIO has over 20 years of professional experience specializing in business transformation, change management, executive leadership, and IT strategy, and has worked with technology security, banking and media companies. Our head of Information Security also brings over 20 years of security, privacy, and compliance experience from public and private sector roles, including leading the security programs at SaaS companies for over a decade.
Item 2. Properties.
Our corporate headquarters is located in San Francisco, California. We currently lease 28,353 square feet of office space pursuant to leases expiring in October 2025, of which 9,526 square feet is being marketed for sublease. We also lease facilities in Charlotte, London and Sydney pursuant to leases expiring in July 2026, July 2035 and April 2027, respectively. We believe our facilities are suitable to meet our current needs.
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
Holders of Record
As of March 5, 2025, we had 96 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Dividend Policy
While in 2023 we paid the Special Dividend as part of our capital return program, our capital return program concluded in February 2024 and we currently intend to retain any future earnings for use in the operation and expansion of our business. We do not plan to declare or pay cash dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors considers relevant. In addition, our ability to pay dividends is currently restricted by the terms of our revolving credit facility.

Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of our shares of common stock in the fourth quarter of 2024.

Period	Total number of shares purchased	Average price paid per shares(1)	Total number of shares purchased as part of publicly announced plans or program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)(2)
October 1, 2024 to October 31, 2024	456,936	$6.24	456,936	$8.8
November 1, 2024 to November 30, 2024	312,409	6.53	312,409	6.8
December 1, 2024 to December 31, 2024	340,694	6.70	340,694	4.5
Total	1,110,039	$6.46	1,110,039	$4.5

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
Item 6. Reserved.
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
This section generally discusses 2024 and 2023 items and year-to-year comparisons. Similar discussion for 2022 items and year-to-year comparisons may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our 10-K for the year ended December 31, 2023, filed with the SEC on March 14, 2024.
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
We deliver our platform products as cloud-based subscriptions that are easy to use and purpose-built for sales and marketing professionals. As of December 31, 2024, we had 1,645 customers.
Our revenue for 2024 was $148.1 million and $163.7 million for 2023, representing a period-over-period decrease of 10%. We had a net loss of $42.2 million for 2024 and $51.8 million for 2023.
Key Factors Affecting Our Performance
Cost Management
We initiated a number of cost control measures in the latter part of 2022 to reduce our cost structure and lower our net loss, including voluntary and involuntary global headcount reductions as well as reductions in spending with various vendors. We pursued additional reductions in our workforce in 2023 and 2024 to further reduce our cost structure. We expect to incur additional restructuring costs in the first quarter of 2025 related to our ongoing cost reduction efforts.
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

International Expansion
We believe the expansion of real-time, revenue-generating marketing intelligence in international markets is a significant opportunity. For 2024 and 2023, approximately 23% of our revenue came from outside the United States, compared to 24% in 2022. We believe there is a compelling opportunity to continue to elevate expansion opportunities for our solutions internationally, both in countries where we currently operate and countries where we do not yet sell subscriptions to our solutions. Expanding our international operations will require considerable management attention and other resources and may present challenges associated with complying with local expectations, customs, laws and regulations, and geopolitical disputes (including the Ukraine-Russia war and the conflict in the Middle East), which may impact our ability to sell subscriptions to our solutions and otherwise cause our results to vary from period to period.
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

	December 31, 2024	December 31, 2023	December 31, 2022
Customers	1,645	1,784	1,990
ARR	$129,659	$139,708	$159,570
ARR - Core Platform(1)	$127,341	$136,155	$152,554
NRR	89%	82%	87%
NRR - Core Platform(1)	89%	84%	90%
$100k Customers	305	325	345

(1)ARR and NRR for Core Platform exclude Virtual Conference product.
Number of Customers
Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base over the years. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. We serve customers of all sizes, ranging from small businesses to global Fortune 100 organizations across a diverse set of industries, including technology, financial services, healthcare, industrial and manufacturing, professional services and B2B information services companies. We had a diverse customer base of 1,645 customers as of December 31, 2024. We have seen a decrease in our customer count in recent years, and our net customers decreased by 139 in 2024 compared to 2023, primarily due to customer churn, offset in part by new customers acquired during the period. While we believe the change in our net customer numbers reflects the current budget pressures in marketing departments in some organizations, our platform is designed with a long-term view toward our customer relationships and to grow with customers as their needs expand.
Annual Recurring Revenue
We believe that ARR is a key metric to measure our business because it is driven by our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. ARR is calculated as the sum of the annualized value of our subscription contracts as of the measurement date, including existing customers with expired contracts that we expect to be renewed. Our ARR amounts exclude professional services, overages from subscription customers and Legacy revenue. As of December 31, 2024, 2023 and 2022, our ARR was $129.7 million, $139.7 million and $159.6 million, respectively, and our ARR for Core Platform, which excludes Virtual Conference product, was $127.3 million, $136.2 million and $152.6 million, respectively. The decrease in ARR from December 31, 2023 was primarily due to customer churn and rationalizing contractual entitlements, decreased demand for our deemphasized Virtual Conference product, and to a lesser extent, fewer new customers acquired during the period.

Dollar-Based Net Retention Rate
We believe NRR is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and organically grow revenue from our customers. Our NRR as of a specified period end is calculated by dividing current period ARR by prior period ARR. Prior period ARR is the ARR for all engagement platform customers as of twelve months prior to such period end. Current period ARR is the ARR for the same customers as of the specified period end. Our NRR includes the effect of any customer renewals, expansion, contraction and churn but excludes ARR from customers that were acquired in the twelve months prior to the specified period end. Our NRR is subject to adjustment for mergers, acquisitions, dispositions and similar transactions involving our customers. Our NRR was 89%, 82% and 87% as of December 31, 2024, 2023 and 2022, respectively, and our NRR for Core Platform was 89%, 84% and 90%, respectively. The increase in NRR from 2023 to 2024 was primarily driven by our improved customer retention as customers realize the value-added capabilities of our solutions including our AI-powered ACE.
Customers Contributing $100,000 or More to ARR
As of December 31, 2024, 2023 and 2022, we had 305, 325 and 345 $100k Customers, respectively, demonstrating our penetration of larger organizations. The decrease in our $100k Customers from December 31, 2023 was primarily driven by fewer new customer acquisitions, customers reducing their spend with us below the $100K threshold and fewer customers increasing their spending with us in 2024 compared to 2023.
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
Operating Expenses
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related expenses, including stock-based compensation directly associated with our sales and marketing organization. Other sales and marketing expenses include promotional events to promote our brand, such as awareness programs, digital programs, trade shows and our annual user conference, software license expenses and allocated overhead. Sales commissions that are directly related to acquiring customer contracts, as well as associated payroll taxes, are deferred upon execution of a contract with a customer, and subsequently amortized to sales and marketing expense. Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years, as we specifically anticipate renewals of the customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. We believe it is important to continue investing in sales and marketing to continue to generate revenue growth. Accordingly, we expect sales and marketing expenses to fluctuate in absolute dollars over the long term but may decrease in the near term due to active cost management. We expect such expenses will fluctuate as a percentage of revenue in the near and long term as we continue to support our growth initiatives.
Research and Development
Research and development expenses primarily consist of personnel-related expenses, including stock-based compensation directly associated with our research and development employees, contractor costs related to third-party development and allocated overhead. Research and development costs are expensed as incurred. We believe continued development of our platform and infrastructure is important for our future growth. We expect our research and development expense to fluctuate in absolute dollars in the long term as well as in the near term. We expect such expenses will fluctuate as a percentage of revenue in the near and long term.
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
The following tables set forth selected consolidated statements of operations data for each of the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Revenue:
Subscription and other platform	$136,412	$149,882	$171,841
Professional services	11,669	13,826	19,031
Total revenue	148,081	163,708	190,872
Cost of revenue:
Subscription and other platform(1)(4)	28,037	34,751	39,241
Professional services (1)(4)	9,975	11,512	13,544
Total cost of revenue	38,012	46,263	52,785
Gross profit	110,069	117,445	138,087
Operating expenses:
Sales and marketing(1)(4)	78,077	89,200	109,599
Research and development(1)(2)(4)	36,250	41,122	44,102
General and administrative(1)(3)(4)	46,399	49,124	43,969
Total operating expenses	160,726	179,446	197,670
Loss from operations	(50,657)	(62,001)	(59,583)
Interest expense	34	93	181
Other income, net	(9,168)	(11,303)	(2,514)
Loss before provision for income taxes	(41,523)	(50,791)	(57,250)
Provision for income taxes	633	995	958
Net loss	$(42,156)	$(51,786)	$(58,208)

(1)Includes stock-based compensation as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Cost of revenue
Subscription and other platform	$2,612	$2,814	$3,375
Professional services	535	545	676
Total cost of revenue	3,147	3,359	4,051
Sales and marketing	12,371	13,974	14,304
Research and development	8,911	9,126	7,958
General and administrative	20,758	18,558	12,230
Total stock-based compensation expense	$45,187	$45,017	$38,543

(2)Research and development expense includes amortization of acquired intangible asset of $551 thousand for 2024, $558 thousand for 2023 and $434 thousand for 2022.
(3)General and administrative expense for 2023 includes professional advisory expenses associated with activism defense and related costs of $2,656 thousand. We did not incur such costs in 2024 or 2022.

(4)The results of operations include restructuring costs, which primarily represent severance and related expense due to restructuring activities, and impairment charges on our headquarters lease, as follows. See Note 17 to the consolidated financial statements for additional information.

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	Severance and related Charges	Lease Impairment Charge	Total	Severance and related Charges	Lease Impairment Charge	Total	Severance and related Charges	Lease Impairment Charge	Total

	(in thousands)
Cost of revenue
Subscription and other platform	$377	$—	$377	$2,215	$108	$2,323	$363	$—	$363
Professional services	23	—	23	149	119	268	27	—	27
Total cost of revenue	400	—	400	2,364	227	2,591	390	—	390
Sales and marketing	1,705	—	1,705	2,246	256	2,502	1,146	—	1,146
Research and development	112	—	112	1,397	569	1,966	86	—	86
General and administrative	339	—	339	391	409	800	37	—	37
Total restructuring costs	$2,556	$—	$2,556	$6,398	$1,461	$7,859	$1,659	$—	$1,659

Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$136,412	92%	$149,882	92%	$(13,470)	(9)%
Professional services	11,669	8%	13,826	8%	(2,157)	(16)%
Total revenue	$148,081	100%	$163,708	100%	$(15,627)	(10)%

	Year Ended December 31,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Core Platform
Subscription and other platform	$133,841	90%	$145,223	89%	$(11,382)	(8)%
Professional services	11,104	8%	12,876	8%	(1,772)	(14)%
Total core platform revenue	144,945	98%	158,099	97%	(13,154)	(8)%
Virtual Conference
Subscription and other platform	2,571	2%	4,659	3%	(2,088)	(45)%
Professional service	565	—%	950	—%	(385)	(41)%
Total virtual conference revenue	3,136	2%	5,609	3%	(2,473)	(44)%
Total revenue	$148,081	100%	$163,708	100%	$(15,627)	(10)%

Total revenue decreased $15.6 million, or 10%, in 2024 compared to 2023. Revenue excluding our Virtual Conference product decreased $13.2 million, or 8%, in 2024 compared to 2023. We continue to see less demand for our Virtual Conference product and we have deemphasized this product.
Subscription and other platform revenue decreased $13.5 million in 2024 compared to 2023. Subscription and other platform revenue excluding our Virtual Conference product decreased $11.4 million in 2024 compared to 2023. These decreases were primarily due to lower net customers and reduced ARR as discussed in the section titled “Key Business Metrics.”
Professional services revenue decreased $2.2 million in 2024 compared to 2023. Professional services revenue excluding our Virtual Conference product decreased $1.8 million in 2024 compared 2023. These decreases were primarily due to more customers electing to be “self-service” and not utilize our professional services offerings as well as a decrease in total customer count which reduced the demand for our services.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$28,037	19%	$34,751	21%	$(6,714)	(19)%
Professional services	9,975	7%	11,512	7%	(1,537)	(13)%
Total cost of revenue	$38,012	26%	$46,263	28%	$(8,251)	(18)%
Gross profit	$110,069	74%	$117,445	72%	$(7,376)	(6)%
Gross margin	74%		72%
Cost of Revenue
Cost of revenue decreased $8.3 million, or 18%, in 2024 compared to 2023, primarily reflecting the result of our active cost management and headcount reduction related to our restructuring activities. We anticipate the restructuring activities to continue in the first quarter of 2025.
Gross Margin
Gross margin was 74% for 2024 compared to 72% for 2023. The favorable changes in gross margin primarily reflect the result of our active cost management and headcount reduction related to our restructuring activities. While we continued to invest in our cloud infrastructure capabilities to support our business needs, we have made cost reductions across our business since the second half of 2022 to streamline our operations.
We expect gross margin for 2025 to be relatively consistent with 2024. We have continued to increase our utilization of the public cloud for our newer product offerings while we actively manage costs given the current macro-economic environment.
Operating Expenses
Sales and Marketing

	Year Ended December 31,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$78,077	53%	$89,200	54%	$(11,123)	(12)%
Sales and marketing expense decreased $11.1 million, or 12%, in 2024 compared to 2023. The decrease was primarily attributable to a decrease in personnel-related expenses of $8.6 million due to headcount reduction related to our restructuring activities. The remainder of these decreases was primarily driven by our active cost management as we focused on driving improved sales efficiency under the current macro-economic environment.

We expect our sales and marketing expense to decrease in absolute dollars in 2025 compared to 2024 as we continue to tighten our sales and marketing spend given the current macro-economic environment while supporting demand for our digital experiences and our next generation intelligent engagement platform.
Research and Development

	Year Ended December 31,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Research and development	$36,250	24%	$41,122	25%	$(4,872)	(12)%
Research and development expense decreased $4.9 million, or 12%, in 2024 compared to 2023. The decrease was primarily attributable to a decrease in personnel-related expenses of $3.6 million due to headcount reduction related to our restructuring activities. The remainder of these decreases was primarily driven by our active cost management. We have been applying a disciplined approach to focus our investments on research and development areas that we believe offer the greatest opportunities, including investments in our generative AI capabilities such as ACE, as we expand our platform and bring new products to the market.
We expect our research and development expense to decrease moderately in absolute dollars in 2025 compared to 2024 as we focus on further developing our platform and infrastructure while we actively manage costs given the current macro-economic environment.
General and Administrative

	Year Ended December 31,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$46,399	31%	$49,124	30%	$(2,725)	(6)%
General and administrative expense decreased $2.7 million, or 6%, in 2024 compared to 2023. Excluding the $2.2 million increase of stock-based compensation expense, general and administrative expense decreased $4.9 million compared to 2023. The decrease was primarily due to our active cost management and headcount reduction related to our restructuring activities. The decrease in 2024 was also attributable to the $2.7 million professional advisory expenses associated with activism defense we incurred in 2023, which we did not incur in 2024.
We expect our general and administrative expense to decrease moderately in absolute dollars in 2025 compared to 2024 as we continue to actively manage costs given the current macro-economic environment.
Interest Expense

	Year Ended December 31,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$34	—%	$93	—%	$(59)	(63%)
Interest expense for 2024 remained relatively flat in absolute dollars compared to 2023.

Other Income, Net

	Year Ended December 31,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income, net	$(9,168)	(6)%	$(11,303)	(7)%	$(2,135)	(19)%
The decreases in other income, net for 2024 compared to 2023 were primarily driven by the decrease in investment income. See Note 13 to the consolidated financial statements for additional information.
Provision for Income Taxes

	Year Ended December 31,
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Provision for income taxes	$633	—%	$995	1%	$(362)	(36%)
The decrease in provision for income taxes for 2024 compared to 2023 was primarily driven by the decreased income in foreign jurisdictions.
Liquidity and Capital Resources
As of December 31, 2024, we had cash, cash equivalents and marketable securities of $182.7 million. Our investments generally consist of money market mutual funds, U.S. Treasury securities, U.S. Agency securities and debt securities, all of which are available for use in our current operations. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We have historically funded our liquidity requirements through sales of convertible preferred stock, cash generated from our operations, borrowings and availability under our revolving credit facility, and through our initial public offering (“IPO”) in February 2021.
In March 2024, our board of directors approved a new $25 million share repurchase program (the “2024 Repurchase Program”) allowing us to purchase shares of our common stock on a discretionary basis from time to time over a 12-month term through open market repurchases, privately negotiated transactions, or other means. Together with the $125 million capital return program we concluded in February 2024, we spent a total of $25.8 million on share repurchases (including commissions) in 2024. We spent $4.0 million on share repurchases (including commissions) in the first quarter of 2025 through March 9, 2025 and had $0.5 million available for future share repurchases under the 2024 Repurchase Program.
We have pursued workforce reductions to reduce our cost structure and incurred aggregate restructuring and other charges of $2.6 million in 2024, primarily related to severance and one-time termination benefits. See Note 17 to the consolidated financial statements for further information. We expect to incur additional restructuring costs of $0.8 million to $1.0 million in the first quarter of 2025 related to our ongoing cost reduction efforts and may incur additional costs in future periods for restructuring activities.
Our principal uses of cash in recent periods have been to fund our operations, invest in research and development, purchase investments and to a lesser extent fund share repurchases and strategic transactions.
We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements will depend on many factors including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, and the timing and extent of additional capital expenditures to invest in existing office spaces. We may in the future enter into arrangements to acquire or invest in complementary businesses, products, services and technologies, and we may need to seek additional equity or debt financing. In the event that additional financing is needed from outside sources, we may not be able to raise the necessary capital or raise the capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition could be materially and adversely affected.

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by (used in) operating activities	$4,806	$(12,202)	$(20,461)
Net cash (used in) provided by investing activities	(19,451)	162,315	$(88,981)
Net cash used in financing activities	(23,274)	(124,183)	$(28,618)
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
Net cash provided by (used in) operating activities is primarily impacted by our net loss adjusted for certain non-cash items such as stock-based compensation, depreciation and amortization, amortization of deferred contract acquisition costs, amortization (accretion) on marketable securities, as well as the effect of changes in operating assets and liabilities. Our cash flows from operating activities provided net cash of $4.8 million in 2024 compared to used net cash of $12.2 million in 2023, resulting in a cash inflow of $17.0 million. This favorable change was primarily attributable to the $9.6 million decrease in net loss and $8.6 million favorable changes in operating assets and liabilities between the periods, partially offset by the $1.2 million decrease in non-cash expenses. We made total restructuring related payments of $2.6 million in 2024 compared to $6.5 million in 2023. See Note 17 to the consolidated financial statements for additional information.
The total non-cash adjustments for 2024 was $63.5 million compared to $64.7 million for 2023, reflecting a $1.2 million unfavorable change of non-cash adjustment.
Working capital used cash of $16.6 million in 2024 compared to $25.2 million in 2023, a decrease of cash outflow of $8.6 million. This favorable change in working capital was impacted by, among other items, the timing of vendor payments and prepayment, the timing of cash receipts from customers as well as our active cost management.
Investing Activities
Net cash used in investing activities for 2024 was $19.5 million compared to provided cash of $162.3 million for 2023. The unfavorable change was primarily driven by a decrease in proceeds from maturities and sales of marketable securities of $261.3 million, offset in part by a decrease in purchases of marketable securities of $79.6 million.
Our most significant capital expenditures have been investments in our equipment to support ongoing operations. We expect our capital investment to continue in the future.
Financing Activities
Net cash used in financing activities for 2024 was $23.3 million compared to $124.2 million for 2023. The decrease in cash outflow was primarily driven by the $49.9 million payment of the special one-time dividend in the second quarter of 2023 and $48.8 million of decreased spending on share repurchases during the period.
Debt Obligations
Revolving Credit Facility
In August 2024, we amended our revolving credit facility with Comerica Bank to decrease our borrowing capacity from a maximum of $50.0 million to $25.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows us to borrow up to $25.0 million if we maintain at least $100.0 million on deposit with Comerica Bank. If such deposit is less than $100.0 million, we may borrow up to the lesser of $25.0 million or an amount determined by our trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate. As of December 31, 2024, we had not drawn down on our line of credit. The terms of the agreement permit voluntary prepayment without premium or penalty. The agreement also permits payment of dividends and share repurchases from open market purchases or through an accelerated share repurchase program, subject to certain terms and conditions. The revolving credit facility matures in August 2026 and is secured by substantially all of our assets. We are required to pay a quarterly commitment fee of 0.10% per annum on the undrawn portion available under the revolving line of credit. We had an outstanding standby letter of credit of $1.2 million as a guarantee for a leased space as of December 31, 2024

Outstanding principal amounts on the revolving credit facility incur interest at a rate equal to Comerica Bank’s prime referenced rate, as defined in the loan agreement. The referenced prime rate was 7.50% as of December 31, 2024 and 8.50% as of December 31, 2023.
Commitments and Contractual Obligations
The following table summarizes our non-cancelable contractual obligations as of December 31, 2024 (in thousands):

	Payments Due by Period
	Total	2025	2026 to 2027	2028 to 2029	2030 and Thereafter
Operating lease obligations	$3,583	$2,482	$923	$178	$—
Purchase commitments(1)	4,772	3,229	1,543	—	—
Other(2)	4,589	3,257	1,332	—	—
Total	$12,944	$8,968	$3,798	$178	$—

(1)Amounts primarily represent our commitments under various software license and hosting facilities and services agreements. See Note 10 to consolidated financial statements for additional information.
(2)Amounts represent our recognized commitments under various software license agreements and are included in our accrued liabilities and other long-term liabilities on our consolidated balance sheets.
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

Stock-Based Compensation
We issue stock-based compensation awards to employees, primarily in the form of restricted stock units. We measure stock-based compensation expense related to these awards based on the grant date fair value of the awards. For time-based awards, we recognize stock-based compensation on a straight-line basis over the requisite service period, which generally equals the vesting period. For market performance-based awards, we recognize stock-based compensation ratably over the requisite service period, which generally equals the performance period. We account for forfeited awards as they occur.
The fair value of the restricted stock unit awards is based on the closing market value of our common stock on the grant date. The time-based restricted stock unit awards we grant to employees generally vest over three to four years.
The grant date fair value of the market performance-based restricted stock unit awards is estimated using a Monte Carlo simulation which factors in the number of awards to be earned based on the achievement of the market condition. This model simulates the various stock price movements of our company and each constituent company of the benchmark index using certain assumptions, including the stock price of our common stock and those of the constituent companies, stock price volatility, risk-free interest rate and expected dividend yield. Compensation cost is recognized regardless of whether the market condition is ultimately satisfied.
The assumptions and estimates used in the Monte Carlo valuations are as follows:
•Fair Value of Common Stock. The fair value of each share of common stock was based on the closing price of our common stock on the date of grant, as reported on the New York Stock Exchange.
•Risk-Free Interest Rate. The risk-free interest rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of the grant.
•Expected Term. The expected term represents the period of time that an equity award is expected to be outstanding and is the longer of the requisite service period or the performance period.

•Expected Volatility. For awards granted before 2024, the expected volatility is estimated using a weighting of our historical volatility and the historical volatility of a peer group of publicly traded companies. For awards granted in 2024, the expected volatility is estimated using our historical volatility.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue are denominated in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, the United Kingdom, Australia, Singapore, Japan and Norway. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for the years ended December 31, 2024, 2023 and 2022. We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
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
The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of December 31, 2024 (in thousands):

	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value as of December 31, 2024	50 BPS	100 BPS	150 BPS
Marketable securities	$169,396	$168,865	$168,334	$167,803	$167,271	$166,740	$166,209

Item 8. Financial Statements and Supplemental Date.

ON24, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ON24, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of ON24, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
Santa Clara, California
March 12, 2025

ON24, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$14,933	$53,209
Marketable securities	167,803	145,497
Accounts receivable, net of allowances and reserves of $4,040 and $3,621 as of December 31, 2024 and December 31, 2023, respectively	28,616	37,939
Deferred contract acquisition costs, current	10,784	12,428
Prepaid expenses and other current assets	6,194	4,714
Total current assets	228,330	253,787
Property and equipment, net	6,673	5,371
Operating right-of-use assets	2,297	2,981
Intangible asset, net	660	1,305
Deferred contract acquisition costs, non-current	12,199	15,756
Other long-term assets	794	1,102
Total assets	$250,953	$280,302
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,746	$1,914
Accrued and other current liabilities	16,394	16,907
Deferred revenue	66,687	74,358
Finance lease liabilities, current	—	127
Operating lease liabilities, current	2,372	2,779
Total current liabilities	88,199	96,085
Operating lease liabilities, non-current	1,016	2,483
Other long-term liabilities	2,326	1,517
Total liabilities	91,541	100,085
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value per share; 500,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 42,013,694 and 41,189,321 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	507,188	485,291
Accumulated deficit	(347,669)	(305,513)
Accumulated other comprehensive (loss) income	(111)	435
Total stockholders’ equity	159,412	180,217
Total liabilities and stockholders’ equity	$250,953	$280,302

See accompanying notes to consolidated financial statements.

ON24, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue
Subscription and other platform	$136,412	$149,882	$171,841
Professional services	11,669	13,826	19,031
Total revenue	148,081	163,708	190,872
Cost of revenue
Subscription and other platform	28,037	34,751	39,241
Professional services	9,975	11,512	13,544
Total cost of revenue	38,012	46,263	52,785
Gross profit	110,069	117,445	138,087
Operating expenses
Sales and marketing	78,077	89,200	109,599
Research and development	36,250	41,122	44,102
General and administrative	46,399	49,124	43,969
Total operating expenses	160,726	179,446	197,670
Loss from operations	(50,657)	(62,001)	(59,583)
Interest expense	34	93	181
Other income, net	(9,168)	(11,303)	(2,514)
Loss before provision for income taxes	(41,523)	(50,791)	(57,250)
Provision for income taxes	633	995	958
Net loss	$(42,156)	$(51,786)	(58,208)
Net loss per share
Basic and diluted	$(1.01)	$(1.16)	$(1.23)
Weighted-average shares used in computing net loss per share
Basic and diluted	41,759,879	44,644,792	47,486,225

See accompanying notes to consolidated financial statements.

ON24, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(42,156)	$(51,786)	$(58,208)
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax	(471)	73	(143)
Unrealized (loss) gain on available for sale debt securities, net of tax	(75)	1,234	(494)
Total other comprehensive (loss) income	(546)	1,307	(637)
Total comprehensive loss	$(42,702)	$(50,479)	$(58,845)

See accompanying notes to consolidated financial statements.

ON24, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	47,727,346	$5	$550,839	$(195,519)	$(235)	$355,090
Repurchase of common stock	(2,460,361)	—	(29,127)	—	—	(29,127)
Issuance of common stock upon exercise of stock options	1,107,471	—	2,474	—	—	2,474
Issuance of common stock upon release of restricted stock units	980,110	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan (“ESPP”)	200,235	—	1,582	—	—	1,582
Payment for employee tax withholding upon net share settlement on equity awards	—	—	(1,756)	—	—	(1,756)
Stock-based compensation expense	—	—	38,543	—	—	38,543
Other comprehensive loss	—	—	—	—	(637)	(637)
Net loss	—	—	—	(58,208)	—	(58,208)
Balance as of December 31, 2022	47,554,801	$5	$562,555	$(253,727)	$(872)	$307,961
Cash dividend declared ($1.09 per share)	—	—	(49,872)	—	—	(49,872)
Repurchase of common stock	(9,762,758)	(1)	(74,568)	—	—	(74,569)
Excise taxes on repurchase of common stock	—	—	(486)	—	—	(486)
Issuance of common stock upon exercise of stock options	873,389	—	1,637	—	—	1,637
Issuance of common stock upon release of restricted stock units	2,364,353	—	—	—	—	—
Issuance of common stock under ESPP	159,536	—	1,008	—	—	1,008
Stock-based compensation expense	—	—	45,017	—	—	45,017
Other comprehensive income	—	—	—	—	1,307	1,307
Net loss	—	—	—	(51,786)	—	(51,786)
Balance as of December 31, 2023	41,189,321	$4	$485,291	$(305,513)	$435	$180,217
Repurchase of common stock	(4,000,990)	—	(25,777)	—	—	(25,777)
Issuance of common stock upon exercise of stock options	1,233,572	—	1,819	—	—	1,819
Issuance of common stock upon release of restricted stock units	3,469,986	—	—	—	—	—
Issuance of common stock under ESPP	121,805	—	668	—	—	668
Stock-based compensation expense	—	—	45,187	—	—	45,187
Other comprehensive loss	—	—	—	—	(546)	(546)
Net loss	—	—	—	(42,156)	—	(42,156)
Balance as of December 31, 2024	42,013,694	$4	$507,188	$(347,669)	$(111)	$159,412

See accompanying notes to consolidated financial statements.

ON24, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(42,156)	$(51,786)	$(58,208)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,828	5,360	5,416
Stock-based compensation expense	45,187	45,017	38,543
Amortization of deferred contract acquisition costs	14,862	15,589	15,665
Provision for allowance for doubtful accounts and billing reserves	2,159	3,059	1,918
Non-cash lease expense	1,573	1,710	1,962
Accretion of marketable securities	(5,169)	(7,716)	(1,242)
Lease impairment charge	—	1,461	—
Other	123	244	159
Changes in operating assets and liabilities:
Accounts receivable	7,164	2,759	482
Deferred contract acquisition costs	(9,661)	(12,864)	(13,766)
Prepaid expenses and other assets	(1,536)	2,061	2,298
Accounts payable	(105)	(2,897)	1,533
Accrued liabilities	(1,985)	(1,999)	30
Deferred revenue	(7,671)	(9,095)	(12,807)
Other liabilities	(2,807)	(3,105)	(2,444)
Net cash provided by (used in) operating activities	4,806	(12,202)	(20,461)
Cash flows from investing activities:
Purchase of property and equipment	(2,241)	(2,183)	(3,697)
Acquisition, net of cash acquired	—	—	(2,495)
Purchase of marketable securities	(196,606)	(276,210)	(297,405)
Proceeds from maturities of marketable securities	163,048	422,969	194,372
Proceeds from sale of marketable securities	16,348	17,739	20,244
Net cash (used in) provided by investing activities	(19,451)	162,315	(88,981)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,034	1,422	2,785
Proceeds from issuance of common stock under ESPP	668	1,008	1,582
Payment of tax withholding obligations related to net share settlements on equity awards	—	—	(1,756)
Payment for repurchase of common stock	(25,777)	(74,569)	(29,127)
Payment of cash dividend	—	(49,872)	—
Repayment of equipment loans	(72)	(236)	(270)
Repayment of finance lease obligations	(127)	(1,533)	(1,832)
Acquisition holdback payment	—	(403)	—
Net cash used in financing activities	(23,274)	(124,183)	(28,618)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(366)	199	186
Net decrease in cash, cash equivalents and restricted cash	(38,285)	26,129	(137,874)
Cash, cash equivalents and restricted cash, beginning of period	53,298	27,169	165,043
Cash, cash equivalents and restricted cash, end of period	$15,013	$53,298	$27,169
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$14,933	$53,209	$26,996
Restricted cash included in other assets, non-current	80	89	173
Total cash, cash equivalent and restricted cash	$15,013	$53,298	$27,169
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$856	$1,231	$382
Cash paid for interest	$2	$50	$148
Supplemental disclosures of noncash investing and financing activities:
Property and equipment purchased not yet paid	$4,589	$1,241	$163
Option exercises not yet settled	$—	$215	$—
Non-cash options exercise	$—	$—	$488
Holdback liability related to acquisition	$—	$—	$500
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
Basis of Presentation
The accompanying consolidated financial statements include the accounts of ON24, Inc. and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All intercompany transactions and balances have been eliminated in consolidation.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets or asset groups for impairment whenever events indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. In 2023, the Company recorded impairment charges of $1.5 million, primarily to its operating right-of-use (“ROU”) assets related to its headquarters lease. See Note 8 for additional information. There were no impairment charges recognized related to long-lived assets in 2024 or 2022.
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
The Company’s performance obligations generally consist of access to its digital engagement platform and related support services, which, together, are considered one performance obligation. The Company’s customers do not have the ability to take possession of the Company’s software, and, through access to the Company’s platform, the Company provides a series of distinct software-based services that are satisfied over the term of the applicable subscription. Customers may also purchase incremental capacity to the Company’s digital engagement platform. The Company recognizes incremental access as a series of distinct software-based services that are satisfied over the remaining term of the applicable subscription. Amounts related to the Company’s digital engagement platform are recorded as subscription and other platform revenue in the consolidated statements of operations.

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
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years as the Company specifically anticipates renewals of customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. The Company determines the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of its platform and related significant features. Amortization of deferred contract acquisition costs was $14.9 million, $15.6 million and $15.7 million for 2024, 2023 and 2022, respectively. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the consolidated statements of operations.

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
Advertising Costs
Advertising costs are expensed as incurred in sales and marketing expense in the consolidated statements of operations and amounted to $6.7 million, $7.8 million and $14.8 million for 2024, 2023 and 2022, respectively.
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
Stock-Based Compensation
Stock-based compensation expense related to stock awards is measured based on the grant date fair value of the awards. For time-based stock awards, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, which is generally three to four years for restricted stock unit awards and four years for option awards. For market performance-based stock awards, the Company recognizes stock-based compensation expense ratably over the requisite service period, which is generally three years.
The fair value of each restricted stock unit (“RSU”) is based on the fair value of the underlying common stock on the grant date.
The fair value of each market performance-based restricted stock unit (“PSU”) is estimated on the grant date using a Monte Carlo simulation which factors in the number of awards to be earned based on the achievement of the market condition. This model simulates the various stock price movements of the Company and each constituent company of the benchmark index using certain assumptions such as stock price volatility, risk-free interest rate and expected dividend yield. Compensation cost is recognized regardless of whether the market condition is ultimately satisfied.

The fair value of each option award and purchase right under the ESPP is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of assumptions, including the risk-free interest rates, the expected term of the option, the expected volatility of the Company’s stock price and the expected dividend yield.
The assumptions used to determine the fair value of the PSU and option awards are highly subjective and represent management’s best estimates. These estimates involve inherent uncertainties and application of management’s judgement.
Foreign Currency
The functional currencies of the Company’s foreign subsidiaries are each country’s local currency. Assets and liabilities of the subsidiaries are translated into U.S. dollars at exchange rates in effect at the reporting date. Amounts classified in stockholders’ deficit are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss). Foreign currency transaction gains or losses, whether realized or unrealized, are reflected in the consolidated statements of operations within other income, net. See Note 13 for additional information.
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
Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by giving effect to all dilutive securities. Diluted net loss per share is computed by dividing the resulting net loss by the weighted-average number of fully diluted shares of common stock outstanding. In periods of net loss, all potentially dilutive common stock equivalents are excluded from the diluted net loss per share calculation because their effect is anti-dilutive.
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures of specific expense categories included within each expense caption presented on the statements of operations. This ASU is effective with the Company’s 2027 annual reporting period and can be applied on a prospective or fully retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its financial statement disclosures.
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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This ASU is effective beginning with the Company’s 2024 annual reporting period and must be applied retrospectively to all prior periods presented. The Company adopted this ASU in the fourth quarter of 2024 and applied the guidance retrospectively to all prior periods presented in its consolidated financial statements. See Note 18 for additional information.

Note 2. Revenue
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic region based on the shipping address of customers (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$113,758	$126,147	$144,869
EMEA	26,167	27,636	31,309
Other	8,156	9,925	14,694
Total revenue	$148,081	$163,708	$190,872

No individual foreign country contributed 10% or more of the total revenue in 2024, 2023 and 2022.
No single customer accounted for 10% or more of the total revenue in 2024, 2023 and 2022. Additionally, no single customer accounted for 10% or more of accounts receivable as of December 31, 2024 and 2023.
Contract Balances
Accounts receivable: The Company records accounts receivable when the Company has a contractual right to consideration. In some arrangements, a right to consideration for the Company’s performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled receivable. As of December 31, 2024 and 2023, unbilled receivables were included within accounts receivable, net of allowance for doubtful accounts and billing reserves on the consolidated balance sheets and were not material.
Contract assets: The Company records a contract asset when the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. Contract assets are included in prepaid expenses and other current assets in the consolidated balance sheets and were not material as of December 31, 2024 and 2023.
Contract liabilities: The Company defers its revenue when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized during the following 12-month period and the remaining portion is recorded as noncurrent, which is included in other long-term liabilities on the consolidated balance sheet. The amount of revenue recognized in 2024 that was included in deferred revenue at the beginning of the period was $71.6 million.
Remaining Performance Obligations
The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company may bill for the full term in advance or on an annual, quarterly or monthly basis, depending on the terms of the agreement. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $129.2 million, which consists of both billed consideration in the amount of $67.2 million and unbilled consideration in the amount of $62.0 million that the Company expects to recognize as revenue. As of December 31, 2024, the Company expects to recognize 75% of its remaining performance obligations as revenue over the subsequent 12 months and the remainder thereafter.

Note 3. Marketable Securities
Marketable securities consisted of the following as of the periods presented (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. Treasury securities	$167,651	$244	$(92)	$167,803
Total marketable securities	$167,651	$244	$(92)	$167,803

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. Treasury securities	$135,850	$271	$(40)	$136,081
U.S. Agency securities	5,906	—	(3)	5,903
Corporate debt securities	1,696	—	(1)	1,695
Commercial paper	1,819	—	(1)	1,818
Total marketable securities	$145,271	$271	$(45)	$145,497

Marketable securities that have been in a continuous unrealized loss position consisted of the following as of the periods presented (in thousands):

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$25,785	$(92)	$—	$—	$25,785	$(92)
Total	$25,785	$(92)	$—	$—	$25,785	$(92)

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$60,150	$(40)	$—	$—	$60,150	$(40)
U.S. Agency securities	4,176	(3)	—	—	4,176	(3)
Corporate debt securities	1,695	(1)	—	—	1,695	(1)
Commercial paper	1,818	(1)	—	—	1,818	(1)
Total	$67,839	$(45)	$—	$—	$67,839	$(45)

The Company periodically evaluates whether any security has experienced credit-related declines in fair value. The Company did not recognize any credit loss related to its available for sales debt securities in 2024, 2023 or 2022.
The amount of realized gains or losses from marketable securities that were reclassified out from accumulated other comprehensive income (loss) to other income, net was based on specific identification and such amount was immaterial in 2024, 2023.and 2022.

The following summarizes the remaining contractual maturities of the Company’s marketable securities as of December 31, 2024 (in thousands):

Fair Value
One year or less	$127,546
Over one year through three years	40,257
Total marketable securities	$167,803

Note 4. Fair Value Measurement
The following tables summarize the Company’s financial instruments recorded at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash equivalents - money market mutual funds	$10,716	$—	$—	$10,716
Marketable securities
U.S. Treasury securities	—	167,803	—	167,803
Total cash equivalents and marketable securities	$10,716	$167,803	$—	$178,519

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash equivalents - money market mutual funds	$33,952	$—	$—	$33,952
Marketable securities
U.S. Treasury securities	—	136,081	—	136,081
U.S. Agency securities	—	5,903	—	5,903
Corporate debt securities	—	1,695	—	1,695
Commercial paper	—	1,818	—	1,818
Total cash equivalents and marketable securities	$33,952	$145,497	$—	$179,449

As of December 31, 2024 and 2023, the Company classified its cash equivalents within level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company classified its marketable securities within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded.
Note 5. Balance Sheets Components
Allowance for Doubtful Accounts and Billing Reserves
The following table presents the changes in the allowance for doubtful accounts as of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of period	$2,561	$1,900	$1,572
Charges to general and administrative expenses	1,469	1,759	1,229
Write-offs and other adjustments	(1,335)	(1,098)	(901)
Balance, end of period	$2,695	$2,561	$1,900

In addition to the allowance for doubtful accounts, the Company maintains a billing reserve which represents potential billing adjustments that is recorded as a reduction of revenue. The Company’s billing reserve is based on known adjustments and an estimate using a percentage of revenue based on historical trends and experience.
The following table presents the changes in billing reserves as of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of period	$1,060	$1,030	$1,105
Charges to revenue	690	1,300	689
Write-offs and other adjustments	(405)	(1,270)	(764)
Balance, end of period	$1,345	$1,060	$1,030

Property and Equipment, Net
Property and equipment, net consisted of the following as of the periods presented (in thousands):

	December 31, 2024	December 31, 2023
Computer, equipment and software(1)	$36,198	$33,220
Furniture and fixtures	1,106	1,091
Leasehold improvements	3,742	3,801
Property and equipment, gross	41,046	38,112
Less: Accumulated depreciation and amortization(2)	(34,373)	(32,741)
Property and equipment, net	$6,673	$5,371

(1)Includes assets recorded under finance leases of nil and $1.7 million as of December 31, 2024 and December 31, 2023, respectively.
(2)Includes amount for assets recorded under finance leases of nil and $1.6 million as of December 31, 2024 and December 31, 2023, respectively.

Depreciation and amortization expense for property and equipment was $4.3 million, $4.8 million and $5.0 million for 2024, 2023.and 2022, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the periods presented (in thousands):

	December 31, 2024	December 31, 2023
Accrued compensation and benefits	$3,711	$4,223
Accrued bonus and commissions	5,839	7,095
Other	6,844	5,589
Accrued and other current liabilities	$16,394	$16,907

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

Note 7. Intangible Assets
The Company’s acquired intangible asset subject to amortization as of the periods presented was as follows (in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(1,543)	$1,157
Effect of foreign currency translation	(612)	115	(497)
Total	$2,088	$(1,428)	$660

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(992)	$1,708
Effect of foreign currency translation	(397)	(6)	(403)
Total	$2,303	$(998)	$1,305

The intangible asset is amortized on a straight-line basis over its useful life of 4 years. As of December 31, 2024, the intangible asset had a remaining amortization period of 1.3 years.
The amortization expense was $0.6 million, $0.6 million and $0.4 million for 2024, 2023.and 2022, respectively. The amortization expense was included in research and development in the consolidated statements of operations as the acquired technology is used to enhance our existing product capabilities.
The estimated future amortization expense for the intangible asset is as follows (in thousands):

2025	$522
2026	138
Total	$660

Note 8. Leases
The Company entered into operating leases primarily for office facilities and finance leases primarily for computer and network equipment purchases. These leases have terms generally ranging from 3 years to 12 years. The Company’s lease agreements generally do not contain any material variable lease payments, residual value guarantees or restrictive covenants.
The Company ceased to use a portion of its headquarters space in the second quarter of 2023,and has been marketing such space for sublease. In 2023, the Company recorded impairment charges of $1.5 million on its headquarters lease, primarily on the operating ROU assets due to vacating the sublease space. See Note 17 for additional information.

The balance sheet classification of the Company’s right-of-use assets and lease liabilities as of the periods presented was as follows (in thousands):

Leases	Classification	December 31, 2024	December 31, 2023
Non-Current Assets
Finance lease assets	Property, plant and equipment, net	$—	$67
Operating lease assets	Operating right-of-use asset	2,297	2,981
Total lease assets		$2,297	$3,048
Current Liabilities
Finance	Finance lease liabilities, current	$—	$127
Operating	Operating lease liabilities, current	2,372	2,779
Non-Current Liabilities
Finance	Other long-term liabilities	—	—
Operating	Operating lease liabilities	1,016	2,483
Total lease liabilities		$3,388	$5,389

The components of lease cost were as follows (in thousands):

		Year Ended December 31,
Lease Cost	Classification	2024	2023	2022
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$67	$547	$1,751
Interest on finance lease liabilities	Interest expense	—	35	115
Operating lease cost(1)	Selling, general and administrative expenses	1,735	1,955	2,288
Variable lease cost	Selling, general and administrative expenses	590	483	380
Total lease cost		$2,392	$3,020	$4,534

(1)Operating lease cost does not include the impairment charges of $1.2 million incurred in 2023 on the operating ROU assets related to the Company’s headquarters lease.
The undiscounted future lease payments under the lease liabilities as of December 31, 2024 were as follows (in thousands):

Maturity of Lease Liabilities	Operating Lease
2025	$2,482
2026	465
2027	458
2028	178
Total lease payments	3,583
Less imputed interest	(195)
Present value of lease liabilities	$3,388

The weighted-average lease term and discount rate as of the periods presented were as follows:

	December 31, 2024
	Finance Lease	Operating Lease
Weighted-average remaining lease term	—	1.8 years
Weighted-average discount rate	—%	5.20%

	December 31, 2023
	Finance Lease	Operating Lease
Weighted-average remaining lease term	0.3 years	1.9 years
Weighted-average discount rate	3.34%	4.13%
Supplemental cash flow information was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$2,861	$2,933	$2,521
Financing cash used by finance leases	127	1,533	1,832
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases – adoption	—	—	7,246
Operating leases	867	224	357
Finance leases	—	—	—
Note 9. Credit Facility
In August 2024, the Company amended its revolving line of credit with a financial institution to decrease the Company's borrowing capacity from a maximum of $50.0 million to $25.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows the Company to borrow up to $25.0 million if the Company maintains at least $100.0 million on deposit at the institution. If such deposit is less than $100.0 million, the Company may borrow up to the lesser of $25.0 million or an amount determined by the Company's trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate, as defined by the agreement. As of December 31, 2024, the Company had not drawn down on its line of credit. The terms of the agreement permit voluntary prepayment without premium or penalty. The agreement also permits payment of dividends and share repurchases from open market purchases or through an accelerated share repurchase program, subject to certain terms and conditions. The revolving credit facility matures in August 2026 and is secured by substantially all of the Company’s assets. The outstanding principal balance on the revolving line of credit, if any, is due at maturity. The Company is required to pay quarterly in arrears a commitment fee of 0.10% per annum on the undrawn portion available under the revolving line of credit. As of December 31, 2024, the Company had an outstanding standby letter of credit of $1.2 million as a guarantee for a leased space.
Interest on the revolving credit facility is payable monthly in arrears at a rate equal to the lender’s prime referenced rate as defined in the agreement. The prime referenced rate was 7.50% as of December 31, 2024 and 8.50% as of December 31, 2023.
The revolving credit facility is subject to certain restrictions and financial covenants, including the requirement of maintaining a minimum debt to EBITDA ratio when the Company’s aggregate borrowing exceeds $5.0 million and the Company fails to maintain $100.0 million in deposits. As of December 31, 2024, the Company was not subject to the financial covenant as the Company met the deposit requirement and had not drawn down from its line of credit.

Note 10. Commitment and Contingencies
Purchase Obligations
As of December 31, 2024, the Company has non-cancelable unrecognized purchase commitments primarily related to software license fees and co-location facilities and services as follows (in thousands):

Purchase Obligations(1)
2025	$3,229
2026	1,543
Total	$4,772

(1)Excludes non-cancelable recognized purchase commitments related to software license fees of $4.6 million that are included in accrued liabilities, accounts payable and other long-term liabilities in the consolidated balance sheets.
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
FASB ASC 450-20, Contingencies, sets forth the rules for accounting for uncertain tax positions for taxes not based on income. When a loss contingency exists, the likelihood of the incurrence of the liability can range from probable to remote. The Company believes it is reasonably possible that a loss will result from the sales and use tax assessments in the range of zero to $0.5 million. The Company has not recorded an accrual as of December 31, 2024 and 2023.
Legal Proceedings
The Company, its Chief Executive Officer, its Chief Financial Officer, certain current and former members of its Board of Directors and the underwriters that participated in the Company’s Initial Public Offering (“IPO”) are named as defendants in a consolidated putative class action, captioned In re ON24, Inc. Securities Litigation, 4:21-cv-08578-YGR (filed in November 2021), in the United States District Court for the Northern District of California. The consolidated complaint purports to assert claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, the Company’s common stock issued in connection with the IPO. The complaint alleges that the Company’s registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. Plaintiff seeks, among other things, an award of damages and attorneys’ fees and costs. The defendants filed a motion to dismiss the complaint in May 2022, which the district court granted with leave to amend in July 2023. Plaintiff filed its amended complaint in September 2023, and the defendants filed a motion to dismiss the amended complaint in October 2023. In March 2024, the district court granted the defendants’ motion to dismiss with prejudice. The plaintiff has filed a notice of appeal of the district court’s order and that appeal is currently ongoing. The Company believes the allegations in the amended complaint are without merit. The Company is unable to reasonably estimate a possible loss or range of possible loss, if any, arising from this matter at this early stage. Accordingly, no accrued litigation expense has been recorded in the accompanying consolidated financial statements.
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
Common Stock Reserved for Future Issuance
As of December 31, 2024, the Company had the following shares of common stock reserved for future issuance under its equity incentive plan and employee share purchase plan:

Stock options outstanding	5,547,559
Restricted stock outstanding	6,270,821
Remaining shares available for future grant under 2021 Equity Incentive Plan	2,704,803
Remaining shares available for future issuance under 2021 Employee Stock Purchase Plan	2,108,111
Total shares of common stock reserved as of December 31, 2024	16,631,294

Equity Incentive Plan
The Company adopted the 2021 Equity Incentive Plan (“2021 Plan”) in connection with its IPO in February 2021, which serves as a successor to and continuation of the 2014 Stock Option Plan (“2014 Plan”). All shares that remained available for issuance under the 2014 Plan as of the closing of the IPO, or that may expire or be canceled or forfeited following the closing of the IPO, become available for future issuance under the 2021 Plan.
The Company initially reserved 6,400,000 shares of common stock for issuance under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan increase automatically on the first day of January of each of 2022 through 2031, in an amount equal to the lesser of (a) 5.0% of the number of shares of stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s board of directors. Pursuant to the automatic annual increase, 2,100,684 additional shares were reserved under the 2021 Plan on January 1, 2025. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The plan administrator determines the term of stock options granted under the 2021 Plan, up to a maximum of 10 years.
Repurchase of Common Stock
In March 2023, the Company’s board of directors authorized a $125 million capital return program, $50 million of which was effected through a special dividend and $75 million of which was effected through stock repurchases. This capital return program replaced the prior share repurchase program originally announced in December 2021, which ended in March 2023. The Company fully completed its capital return program in February 2024.
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

The following table presents certain information regarding shares repurchased during the periods presented:

	Year Ended December 31,
	2024	2023	2022
Number of shares repurchased	4,000,990	9,762,758	2,460,361
Average price per share, including commissions	$6.44	$7.64	$11.84
Total repurchase costs, including commissions (in millions)	$25.8	$74.6	$29.1
As of December 31, 2024, the Company has $4.5 million available for future share repurchases under the 2024 Repurchase Program.
The Company repurchased 617,206 shares of common stock at an average per share price of $6.44 (including commissions) from January 1, 2025 through March 9, 2025 pursuant to the 2024 Repurchase Program.
Dividend

Pursuant to the capital return program in May 2023, the Company’s board of directors declared a one-time special cash dividend of $1.09 per share, which was paid in June, 2023 in an aggregate amount of $49.9 million (the “Special Dividend”).
Anti-Dilution Adjustment to the Outstanding Awards
Pursuant to the terms of the Company’s 2021 Plan and the Predecessor Plans, participants holding outstanding equity awards are entitled to receive an anti-dilution adjustment in the event of payment of a dividend. In conjunction with the declaration of the Special Dividend in May 2023, the compensation committee of the Company’s board of directors approved an adjustment to outstanding equity awards (both vested and unvested) in the form of exercise price reductions and/or increases in the number of shares issuable upon vesting and settlement of each award. This anti-dilution adjustment was designed to equalize the fair value of the awards before and after the Special Dividend. Accordingly, no incremental compensation cost was recognized.
Grant Activities
Stock Options
A summary of stock option activity and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2023	6,974,082	$5.98
Granted	—	—
Exercised	(1,233,572)	1.47		$6,296
Cancelled and forfeited	(192,951)	12.74
Balance as of December 31, 2024	5,547,559	$6.75	4.24	$17,359
Vested and exercisable	5,517,194	$6.68	4.23	$17,359

The Company did not grant options in 2024, 2023 and 2022. The total intrinsic value of options exercised in 2024, 2023 and 2022 was $6.3 million, $5.2 million and $12.6 million, respectively.

Restricted Stock Units
A summary of RSU activity and related information is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2023	5,952,386	$10.89
Granted	3,093,128	6.54
Vested	(3,360,093)	10.78
Cancelled and forfeited	(633,662)	10.93
Unvested balance as of December 31, 2024	5,051,759	$8.20

The total fair value of RSUs vested in 2024, 2023 and 2022 was $36.2 million, $32.6 million and $20.7 million, respectively.
Restricted Stock Unit with Performance Conditions
In the second quarter of 2024, the Company’s board of directors granted 805,494 market performance-based restricted stock units (“PSUs”) to certain executive officers with a grant date fair value of $6.8 million. The PSUs vest following three annual performance periods beginning in 2024, each in an amount equal to one-third of the target number of PSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned PSUs capped at 125% for the first two performance periods. The maximum payout for the entire award is capped at 200% of the granted shares. These PSUs additionally are subject to continued service by the award holders through the end of each performance period. As of December 31, 2024, none of these PSUs have vested.
In the second quarter of 2023, the Company’s board of directors granted 203,000 market performance-based restricted stock units to certain executive officers with a grant date fair value of $2.5 million. The PSUs vest following three annual performance periods beginning in 2023, each in an amount equal to one-third of the target number of PSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned PSUs capped at 125% for the first two performance periods. The maximum payout for the entire award is capped at 200% of the granted shares. These PSUs additionally are subject to continued service by the award holder through the end of each performance period. In May 2023, an additional 32,204 PSUs were issued in connection with the anti-dilution adjustment. As of December 31, 2024, 47,819 of these PSUs have vested.
In the fourth quarter of 2022, the Company’s board of directors granted 341,404 market performance-based restricted stock units to an executive officer with a grant date fair value of $4.2 million. The PSUs vest following three annual performance periods beginning in 2023, each in an amount equal to one-third of the target number of PSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned PSUs capped at 125% for the first two performance periods. The maximum payout for the entire award is capped at 200% of the granted shares. These PSUs additionally are subject to continued service by the award holder through the end of each performance period. In May 2023, an additional 54,167 PSUs were issued in connection with the anti-dilution adjustment. As of December 31, 2024, 75,976 of these PSUs have vested.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (“ESPP”) became effective in connection with the Company’s IPO in February 2021. A total of 1,300,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares reserved for issuance increases automatically on the first day of January of each of 2022 through 2031, in an amount equal to the lesser of (a) 1% of the number of shares of stock issued and outstanding on the immediately preceding December 31, (b) 1,300,000 shares, or (c) an amount determined by the Company’s board of directors. Pursuant to the automatic annual increase, 420,136 additional shares were reserved under the ESPP on January 1, 2025.
All eligible employees may participate in the ESPP and may contribute up to 20% of their eligible earnings for the purchase of the Company’s common stock under the ESPP. Unless otherwise determined by the Company’s board of directors, common stock will be purchased for the accounts of employees participating in the ESPP at a price per share equal to the lesser of (1) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (2) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Offering periods generally start on the first trading day on or after May 16 and November 16 of each year.

In 2024, 2023 and 2022, employees purchased 121,805, 159,536 and 200,235 shares of common stock at a weighted average price of $5.49, $6.32 and $7.90 per share under the ESPP, respectively.
Fair Value Determination
The Black-Scholes assumptions used to value the employee stock purchase rights at the grant dates are as follows:

	Year Ended December 31,
	2024			2023			2022
Expected term	0.50 years			0.50 years			0.50 years
Expected volatility	33.79%	-	38.56%	43.79%	-	49.38%	48.27%	-	54.22%
Risk-free interest rate	4.44%	-	5.41%	5.26%	-	5.38%	1.54%	-	4.54%
Dividend yield	—%			—%			—%
The Monte Carlo assumptions used to value the market-based PSUs at the grant dates are as follows:

	Year Ended December 31,
	2024			2023	2022
Expected term	2.68 years	-	2.69 years	2.69 years	3.01 years
Expected volatility	45.77%	-	45.81%	53.10%	59.00%
Risk-free interest rate	4.81%	-	4.86%	3.98%	4.16%
Dividend yield	—%			—%	—%
The assumptions and estimates used in the Black-Scholes and Monte Carlo valuations were determined as follows:
•Fair Value of Common Stock. The fair value of each share of underlying common stock is based on the closing price of the Company’s common stock on the date of the grant, as reported on the New York Stock Exchange.
•Risk-Free Interest Rate. The risk-free interest rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of the grant.
•Expected Term. For ESPP purchase rights, the expected term is the length of purchase period. For PSUs, the expected term is the longer of the requisite service period or the performance period.
•Expected Volatility. For ESPP purchase rights, the expected volatility is equal to the Company’s historical volatility over the purchase period. For PSUs granted prior to 2024, the expected volatility is estimated using a weighting of the Company’s historical volatility and the historical volatility of a peer group of publicly traded companies. For PSUs granted in 2024, the expected volatility is estimated using a weighting of the Company’s historical volatility.
•Expected Dividend Yield. Other than the one-time special dividend in 2023, the Company has not declared or paid any cash dividends and has no plan to do so in the foreseeable future. As a result, an expected dividend yield of zero percent was used.

Stock-Based Compensation
The stock-based compensation expense by line item in the consolidated statements of operations is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue
Subscription and other platform	$2,612	$2,814	$3,375
Professional services	535	545	676
Total cost of revenue	3,147	3,359	4,051
Sales and marketing	12,371	13,974	14,304
Research and development	8,911	9,126	7,958
General and administrative	20,758	18,558	12,230
Total stock-based compensation expense	$45,187	$45,017	$38,543

The following table presents the unrecognized stock-based compensation expense and weighted-average recognition periods as of December 31, 2024 (in thousands, except years):

	Stock Option	Restricted Stock	ESPP
Unrecognized stock-based compensation expense	$86	$38,420	$71
Weighted-average amortization period	0.08 years	1.72 years	0.37 years
Note 12. Employees Benefit Plan
The Company maintains a retirement savings plan, or the 401(k) Plan. The 401(k) Plan is intended to qualify under Sections 401 of the Internal Revenue Code. Participants may contribute up to applicable annual Internal Revenue Code limits. The 401(k) Plan provides for automatic salary deferrals of 3% of compensation with a 1% escalator each year until the deferral rate reaches 6%. Participants are permitted to waive the automatic deferral and/or the automatic increase provision. All participants’ deferrals, rollovers and matching contributions are 100% vested when contributed. The 401(k) plan allows the Company to make matching contributions and profit-sharing contributions to eligible participants. The Company makes contributions of up to $500 per year to eligible participants. The contribution expense was $0.2 million, $0.2 million and $0.3 million for 2024, 2023 and 2022, respectively.
Note 13. Other Income, Net
Other income, net consisted of the following for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest income	$(4,067)	$(3,913)	$(1,914)
Accretion on marketable securities	(5,169)	(7,716)	(1,242)
Foreign currency losses	70	374	910
Other	(2)	(48)	(268)
Other income, net	$(9,168)	$(11,303)	$(2,514)

Note 14. Income Taxes
The components of loss before the provision for income taxes is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(44,116)	$(54,585)	$(59,414)
Foreign	2,593	3,794	2,164
Loss before provision for income taxes	$(41,523)	$(50,791)	$(57,250)

The Company’s provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current tax expense
Federal	$—	$—	$—
State	70	31	18
Foreign	652	773	1,201
Total current tax expense	722	804	1,219
Deferred tax expense:
Federal	—	—	—
State	—	—	—
Foreign	(89)	191	(261)
Total deferred tax expense	(89)	191	(261)
Provision for income taxes	$633	$995	$958

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Tax benefit at U.S. statutory rate	$(8,720)	$(10,666)	$(12,023)
State income taxes, net of federal benefit	70	24	14
Foreign income and withholding taxes	80	135	26
Change in uncertain tax positions	44	115	2
Stock-based compensation	2,848	2,728	2,518
Section 162(m)	2,649	2,311	1,490
Expired attributes	151	49	953
Change in valuation allowance	3,705	5,791	8,148
Research and development credits	(445)	(599)	(759)
Global Intangible Low-Taxed Income	82	495	140
Non-deductible transactions costs	—	554	—
Other	169	58	449
Provision for income taxes	$633	$995	$958

As a result of the Tax Cuts and Jobs Act (the “Tax Act”), foreign accumulated earnings that were subject to the mandatory transition tax as of December 31, 2017, can be repatriated to the U.S. without incurring further U.S. federal tax. The Tax Act moves towards a modified territorial tax system through the provision of a 100% dividend received deduction for the foreign-source portions of dividends received from controlled foreign subsidiaries. As a result, the Company continues to evaluate the indefinite reinvestment assertions with regards to unremitted earnings for our foreign subsidiaries. As of December 31, 2024, 2023 and 2022, the total undistributed earnings of the Company’s foreign subsidiaries were approximately $0.4 million, $4.9 million and $4.3 million, respectively. Historically, the Company has asserted its intention to indefinitely reinvest the undistributed earnings of foreign subsidiaries. The unrecognized deferred tax liability on the portion of the undistributed earnings considered indefinitely reinvested is not material.
Deferred income taxes result from differences in the recognition of expenses for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of our deferred income tax assets as of the periods presented are as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets
Accrued expense and others	$3,548	$3,816
Stock-based compensation	4,830	5,458
Net operating losses	33,518	31,761
Tax credit carryforwards	9,196	8,404
Fixed assets	583	548
Intangibles and capitalized R&D costs	11,153	9,054
Lease liability	596	1,201
Gross deferred tax assets	$63,424	$60,242
Valuation allowance	(56,991)	(52,151)
Total deferred tax assets	$6,433	$8,091
Deferred tax liabilities
Right-of-use Asset	(326)	(633)
Deferred commissions	(5,698)	(7,136)
Total deferred tax liabilities	$(6,024)	$(7,769)
Net deferred tax assets	$409	$322

The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. Due to the losses the Company generated in prior years, management believes it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company established a full valuation allowance on its U.S. net deferred tax assets. The valuation allowance increased by $4.8 million in 2024. The Company has not recorded a valuation allowance on its net foreign deferred tax assets as the Company believes it will generate sufficient future taxable income to realize the deferred tax asset in its foreign jurisdictions.
As of December 31, 2024, the Company had net operating loss carryforwards of approximately $128.9 million for federal income tax purposes, a portion of which will begin to expire in 2025 if unused. As a result of Tax Act, $76.1 million of the federal net operating loss carryovers will carryover indefinitely and are limited to 80% of taxable income. The Company had net operating loss carryforwards of approximately $101.5 million for state income tax purposes, which will begin to expire in the year 2025 if unused. As of December 31, 2024, the Company has research and development credit carryforwards of approximately $6.7 million for federal income tax and $6.5 million for state income tax purposes. The federal research and development tax credit will begin to expire in 2028 if unused. State research and development tax credits carry forward indefinitely.
The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. In the event of significant ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change will be significantly reduced. As of December 31, 2024, the Company has not yet performed a Section 382 study to determine the amount of reduction, if any.
The Company complies with ASC 740-10, Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. This pronouncement sets a “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. If recognized, $0.6 million would affect the Company’s effective tax rate.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company recognized an immaterial amount of interest and penalties associated with unrecognized tax benefits in 2024, 2023 and 2022.

A reconciliation of the beginning and ending balance of total unrecognized tax position is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$3,151	$2,882	$2,515
Increase related to prior year tax provisions	164	—	44
Increase related to current year tax positions	340	289	438
Decrease due to lapse of applicable statute of limitations	(69)	(20)	(115)
Ending balance	$3,586	$3,151	$2,882

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. As of December 31, 2024, all of the years remain open to examination by the federal and state tax authorities for three or four years from the tax year in which net operating losses or tax credits are utilized. There have been no examinations of our income tax returns by any tax authority.
Note 15. Net Loss Per Share
The following tables set forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Net loss	$(42,156)	$(51,786)	$(58,208)
Net loss per share of common stock, basic and diluted	$(1.01)	$(1.16)	$(1.23)
Weighted-average common stock outstanding, basic and diluted	41,759,879	44,644,792	47,486,225

The following table sets forth the potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2024	2023	2022
Stock options	5,547,559	6,974,082	7,756,680
Restricted stock units	5,051,759	5,952,386	5,134,934
Performance stock units	1,219,062	630,775	341,404
ESPP purchase rights	61,526	77,134	99,235
Total antidilutive securities	11,879,906	13,634,377	13,332,253
Note 16. Related Party Transactions
The Company incurred engineering and quality assurance costs from a third-party vendor in 2024, 2023 and 2022. The chief executive officer of the third-party vendor is considered an immediate family member of the Company’s chief technology officer. The Company recorded $2.6 million, $2.7 million, and $3.0 million in 2024, 2023 and 2022, respectively, in research and development expense relating to this third-party vendor on the consolidated statements of operations. The Company recorded $0.4 million in accounts payable and accrued liability as of December 31, 2024 and $0.2 million in accounts payable as of December 31, 2023 on the consolidated balance sheets for the amount owed to this third-party vendor.
Note 17. Restructuring
In the third quarter of 2022, the Company initiated a strategic cost reduction plan to reduce its cost structure and lower its net loss, including voluntary and involuntary global headcount reductions as well as reductions in spending with various vendors. This plan was substantially completed in the first quarter of 2023. The Company pursued additional reductions in its workforce in 2023 and 2024 to further reduce its cost structure.

The following table summarizes the restructuring costs and impairment charge in the consolidated statements of operations (in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	Severance and Related Charges(1)	Lease Impairment Charge(2)	Total	Severance and Related Charges(1)	Lease Impairment Charge(2)	Total	Severance and Related Charges(1)	Lease Impairment Charge(2)	Total
Cost of revenue
Subscription and other platform	$377	$—	$377	$2,215	$108	$2,323	$363	$—	$363
Professional services	23	—	23	149	119	268	27	—	27
Total cost of revenue	400	—	400	2,364	227	2,591	390	—	390
Sales and marketing	1,705	—	1,705	2,246	256	2,502	1,146	—	1,146
Research and development	112	—	112	1,397	569	1,966	86	—	86
General and administrative	339	—	339	391	409	800	37	—	37
Total restructuring costs	$2,556	$—	$2,556	$6,398	$1,461	$7,859	$1,659	$—	$1,659

(1)Severance and related charges primarily include severance and one-time termination benefits.
(2)Lease impairment charge represents the underutilized real estate charge on the Company’s headquarters lease. See Note 8 for additional information.
The Company made restructuring related payments of $2.6 million, $6.5 million and $1.5 million in 2024, 2023 and 2022 respectively, and is included in accrued and other current liabilities on the consolidated balance sheets.
The Company expects to incur additional restructuring costs of $0.8 million to $1.0 million in the first quarter of 2025 and may incur additional costs in future periods for restructuring activities.
Note 18. Segment Information
The Company operates in one operating segment and one reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), who is the Company’s chief executive officer, in deciding how to allocate resources and assessing performance. The CODM allocates resources and assesses performance based upon consolidated financial information, primarily by monitoring actual results versus the annual plan, which includes net income as the reported measure of segment profit or loss. The CODM does not evaluate operating segments using asset information.
The following table presents the Company’s segment revenue, expenses and net loss (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue	$148,081	$163,708	$190,872
Less segment cost and expenses:
Cost of revenue(1)	34,865	42,904	48,734
Sales and marketing(1)	65,706	75,226	95,295
Research and development(1)	27,339	31,996	36,144
General and administrative(1)	25,641	30,566	31,739
Other expenses(2)	36,686	34,802	37,168
Net loss	$(42,156)	$(51,786)	$(58,208)

(1)Amount excludes stock-based compensation expense.
(2)Other expenses includes stock-based compensation expense, other income, net, interest expense and provision for income taxes. For additional information on stock-based compensation and other income, net, see Note 11 and Note 13, respectively.

The following table presents the property and equipment, net of depreciation and amortization, by geographic region as of the periods presented (in thousands):

	December 31, 2024	December 31, 2023
United States	$6,487	$5,069
EMEA	173	284
Other	13	18
Total property and equipment, net	$6,673	$5,371

See Note 2 for information pertaining to revenue by geography and see purchase of property and equipment included in consolidated statements of cash flows for segment capital expenditures.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2024. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
On December 12, 2024, Sharat Sharan, Chief Executive Officer, adopted a Rule 10b5-1 trading plan. Mr. Sharan’s plan provides for the sale of a specified portion of the net shares received on settlement of option exercises, subject to certain limitations, by August 31, 2025. The total number of shares that may be sold pursuant to the plan is not yet determinable. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities. On December 12, 2024, Mr. Sharan entered into a sell-to-cover instruction that provides for sales of only such number of shares of our common stock as is necessary to satisfy the applicable tax withholding obligations arising from the vesting of RSUs and PSUs granted to him. The total number of shares that may be sold pursuant to the sell-to-cover instruction letter is not yet determinable. The instruction terminates on September 30, 2025. This instruction was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

On December 13, 2024, Jayesh Sahasi, Executive Vice President, modified the Rule 10b5-1 trading plan he adopted on March 15, 2024. Mr. Sahasi’ s modified plan provides for the sale of up to 193,330 shares of our common stock by December 31, 2025. The modified plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART I—FINANCIAL INFORMATION
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 will be included in, and is incorporated herein by reference to, our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2024 (“2025 Proxy Statement”).
Item 11. Executive Compensation.
The information required by this Item 11 will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this Item 14 will be included in our 2025 Proxy Statement and is incorporated herein by reference.

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
3.Exhibits
The following exhibits, as required by Item 601 of Regulation S-K are filed with or incorporated by reference in this report as stated below.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report

3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-39965	3.1	8/9/2023
3.2	Amended and Restated Bylaws.	8-K	001-39965	3.2	2/8/2021
4.1	Description of Capital Stock.	10-K	001-39965	4.1	3/30/2021
10.1+	ON24, Inc. 2014 Stock Option Plan, as amended, and form of stock option agreement thereunder.	S-1	333-251967	10.2	1/8/2021
10.2+	ON24, Inc. 2021 Equity Incentive Plan and form of stock option agreement and form of restricted stock units agreement thereunder.	10-K	001-39965	10.3	3/30/2021
10.3+	ON24, Inc. 2021 Employee Stock Purchase Plan.	S-1	333-251967	10.4	1/8/2021
10.4+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-251967	10.5	1/8/2021
10.5+	Form of Offer Letter between the Registrant and certain of its executive officers.	S-1	333-251967	10.6	1/8/2021
10.6+	Tenth Amended and Restated Investors’ Rights Agreement, dated April 12, 2019, by and among the Registrant and certain of its stockholders.	S-1	333-251967	10.7	1/8/2021
10.7+	Form of Executive Severance Agreement.	S-1	333-251967	10.8	1/8/2021
10.8	Office Lease Agreement, dated January 2, 2018, by and between the Registrant and 50 Beale Street, LLC.	S-1	333-251967	10.9	1/8/2021
10.9*	Third Amendment to Sixth Amended & Restated Loan and Security Agreement, dated August 22, 2024, by and between the Registrant and Comerica Bank.	10-Q	001-39965	10.1	11/12/2024
10.10	Second Amendment to Sixth Amended and Restated Loan and Security Agreement, dated April 25, 2023 by and between the Registrant and Comerica Bank.	10-Q	001-39965	10.1	5/10/2023
10.11	First Amendment to Sixth Amended and Restated Loan and Security Agreement, dated February 11, 2022, by and between the Registrant and Comerica Bank.	10-K	001-39965	10.10	3/14/2022
10.12*	ON24, Inc. Sixth Amended and Restated Loan and Security Agreement.	10-Q	001-39965	10.1	11/12/2021
10.13	Fifth Amended and Restated Loan and Security Agreement, dated January 16, 2019, by and between the Registrant and Comerica Bank.	S-1	333-251967	10.10	1/8/2021
10.14	Consulting Agreement, dated July 1, 2010, by and between the Registrant and InfoHorizon, LLC, and the related Statement of Work Number One, dated July 1, 2010.	S-1	333-251967	10.11	1/8/2021
10.15	Non-Employee Director Compensation Policy.	10-Q	001-39965	10.1	8/9/2023
10.16+	Continuing Employment Letter, dated January 21, 2021, between the Registrant and Sharat Sharan.	S-1/A	333-251967	10.13	1/25/2021
10.17+	Form of Performance Unit Agreement	8-K	001-39965	10.1	12/30/2022
10.18¥	Cooperation Agreement, dated as of March 11, 2023, between ON24, Inc. and Indaba Capital Management L.P	8-K	001-39965	10.1	3/13/2023
10.19	Letter Agreement, dated February 22, 2024, by and among ON24, Inc., Indaba Capital Management, L.P. and certain of its affiliates.	8-K	001-39965	10.1	2/26/2024
19	Insider Trading Policy					X
21.1	List of Subsidiaries of the Registrant.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2
Certification of Principal Financial and Accounting Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	ON24, Inc. Policy for Recovery of Incentive Compensation, adopted October 24, 2023.	10-K	001-39965	97.1	3/14/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

†	Indicates a management contract, compensatory plan or compensation policy.
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
Item 16. Form 10-K Summary.
None.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON24, Inc.

Date: March 12, 2025	By:	/s/ Sharat Sharan
Sharat Sharan
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: March 12, 2025	By:	/s/ Steven Vattuone
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

Signature	Title	Date

s/ Sharat Sharan	President, Chief Executive Officer and Director	March 12, 2025
Sharat Sharan	(Principal Executive Officer)

/s/ Steven Vattuone	Chief Financial Officer	March 12, 2025
Steven Vattuone	(Principal Financial and Accounting Officer)

/s/ Teresa Anania	Director	March 12, 2025
Teresa Anania

/s/ Anil Arora	Director	March 12, 2025
Anil Arora

/s/ Irwin Federman	Director	March 12, 2025
Irwin Federman

/s/ Ronald Mitchell	Director	March 12, 2025
Ronald Mitchell

/s/ Cynthia Paul	Director	March 12, 2025
Cynthia Paul

/s/ Dominique Trempont	Director	March 12, 2025
Dominique Trempont

/s/ Anthony Zingale	Director	March 12, 2025
Anthony Zingale

/s/ Barry Zwarenstein	Director	March 12, 2025
Barry Zwarenstein