Form 10-Q
period 2025-03-31
ON24 INC.
filed 2025-05-08
CIK 1110611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2025, the registrant had 42,475,166 shares of common stock outstanding.

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
•adverse general economic, political and market conditions and spending on sales and marketing technology;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

ON24, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$26,786	$14,933
Marketable securities	154,195	167,803
Accounts receivable, net of allowances and reserves of $3,653 and $4,040 as of March 31, 2025 and December 31, 2024, respectively	25,336	28,616
Deferred contract acquisition costs, current	9,951	10,784
Prepaid expenses and other current assets	8,343	6,194
Total current assets	224,611	228,330
Property and equipment, net	5,725	6,673
Operating right-of-use assets	1,938	2,297
Intangible asset, net	570	660
Deferred contract acquisition costs, non-current	11,985	12,199
Other long-term assets	949	794
Total assets	$245,778	$250,953
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,924	$2,746
Accrued and other current liabilities	13,541	16,394
Deferred revenue	71,559	66,687
Operating lease liabilities, current	1,687	2,372
Total current liabilities	88,711	88,199
Operating lease liabilities, non-current	1,014	1,016
Other long-term liabilities	2,327	2,326
Total liabilities	92,052	91,541
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share; 500,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 42,412,254 and 42,013,694 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3	4
Additional paid-in capital	510,072	507,188
Accumulated deficit	(356,372)	(347,669)
Accumulated other comprehensive income (loss)	23	(111)
Total stockholders’ equity	153,726	159,412
Total liabilities and stockholders’ equity	$245,778	$250,953

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Subscription and other platform	$32,301	$34,829
Professional services	2,432	2,898
Total revenue	34,733	37,727
Cost of revenue
Subscription and other platform	6,503	7,346
Professional services	2,600	2,436
Total cost of revenue	9,103	9,782
Gross profit	25,630	27,945
Operating expenses
Sales and marketing	18,143	20,074
Research and development	8,310	9,109
General and administrative	9,643	11,236
Total operating expenses	36,096	40,419
Loss from operations	(10,466)	(12,474)
Interest expense	18	11
Other income, net	(1,986)	(2,277)
Loss before provision for income taxes	(8,498)	(10,208)
Provision for income taxes	205	495
Net loss	$(8,703)	$(10,703)
Net loss per share
Basic and diluted	$(0.21)	$(0.26)
Weighted-average shares used in computing net loss per share
Basic and diluted	42,088,289	41,313,674

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(8,703)	$(10,703)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	137	(245)
Unrealized loss on available for sale debt securities, net of tax	(3)	(451)
Total other comprehensive income (loss)	134	(696)
Total comprehensive loss	$(8,569)	$(11,399)

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	42,013,694	$4	$507,188	$(347,669)	$(111)	$159,412
Repurchase of common stock	(708,488)	(1)	(4,492)	—	—	(4,493)
Issuance of common stock upon exercise of stock options	240,113	—	246	—	—	246
Issuance of common stock upon release of restricted stock units	866,935	—	—	—	—	—
Stock-based compensation expense	—	—	7,130	—	—	7,130
Other comprehensive income	—	—	—	—	134	134
Net loss	—	—	—	(8,703)	—	(8,703)
Balance as of March 31, 2025	42,412,254	$3	$510,072	$(356,372)	$23	$153,726

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	41,189,321	$4	$485,291	$(305,513)	$435	$180,217
Repurchase of common stock	(702,620)	—	(5,270)	—	—	(5,270)
Issuance of common stock upon exercise of stock options	314,181	—	538	—	—	538
Issuance of common stock upon release of restricted stock units	995,130	—	—	—	—	—
Stock-based compensation expense	—	—	10,337	—	—	10,337
Other comprehensive loss	—	—	—	—	(696)	(696)
Net loss	—	—	—	(10,703)	—	(10,703)
Balance as of March 31, 2024	41,796,012	$4	$490,896	$(316,216)	$(261)	$174,423

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,703)	$(10,703)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,285	1,233
Stock-based compensation expense	7,130	10,337
Amortization of deferred contract acquisition costs	3,563	3,843
Provision for allowance for doubtful accounts and billing reserves	264	625
Non-cash lease expense	391	391
Accretion of marketable securities	(476)	(1,507)
Other	11	35
Changes in operating assets and liabilities:
Accounts receivable	3,016	8,791
Deferred contract acquisition costs	(2,516)	(2,429)
Prepaid expenses and other assets	(2,301)	(2,378)
Accounts payable	(7)	(134)
Accrued liabilities	(2,399)	(3,902)
Deferred revenue	4,872	(1,241)
Other liabilities	(718)	(823)
Net cash provided by operating activities	3,412	2,138
Cash flows from investing activities:
Purchase of property and equipment	(1,473)	(1,038)
Purchase of marketable securities	(19,819)	(74,093)
Proceeds from maturities of marketable securities	33,900	38,521
Proceeds from sale of marketable securities	—	4,360
Net cash provided (used in) by investing activities	12,608	(32,250)
Cash flows from financing activities:
Proceeds from exercise of stock options	246	753
Payment for repurchase of common stock	(4,493)	(5,270)
Repayment of equipment loans	—	(36)
Repayment of finance lease obligations	—	(83)
Net cash used in financing activities	(4,247)	(4,636)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	84	(173)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,857	(34,921)
Cash, cash equivalents and restricted cash, beginning of period	15,013	53,298
Cash, cash equivalents and restricted cash, end of period	$26,870	$18,377
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$26,786	$18,292
Restricted cash included in other assets, non-current	84	85
Total cash, cash equivalent and restricted cash	$26,870	$18,377
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$115	$224
Cash paid for interest	$—	$2
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
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of ON24, Inc. and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Certain information and note disclosures included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2024. In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are normal and recurring in nature and necessary for fair financial statement presentation. All intercompany transactions and balances have been eliminated in consolidation.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its annual report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies during the three months ended March 31, 2025.
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as amended, which requires additional disclosures of specific expense categories included within each expense caption presented on the statements of operations. This ASU is effective with the Company’s 2027 annual reporting period and can be applied on a prospective or fully retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its financial statement disclosures.
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

Note 2. Revenue
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic region based on the shipping address of customers (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$26,781	$29,112
EMEA	5,938	6,421
Other	2,014	2,194
Total revenue	$34,733	$37,727

No individual foreign country contributed 10% or more of the total revenue in the three months ended March 31, 2025 and 2024.
No single customer accounted for 10% or more of the total revenue in the three months ended March 31, 2025 and 2024. Additionally, no single customer accounted for 10% or more of accounts receivable as of March 31, 2025 and December 31, 2024.
Contract Balances
Accounts receivable: The Company records accounts receivable when the Company has a contractual right to consideration. In some arrangements, a right to consideration for the Company’s performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled receivable. As of March 31, 2025 and December 31, 2024, unbilled receivables were included within accounts receivable, net of allowance for doubtful accounts and billing reserves on the condensed consolidated balance sheets and were not material.
Contract assets: The Company records a contract asset when the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. Contract assets are included in prepaid expenses and other current assets in the condensed consolidated balance sheets and were not material as of March 31, 2025 and December 31, 2024.
Contract liabilities: The Company defers its revenue when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized during the following 12-month period and the remaining portion is recorded as noncurrent, which is included in other long-term liabilities on the condensed consolidated balance sheet. The amount of revenue recognized in 2025 that was included in deferred revenue at the beginning of the period was $27.1 million.
Remaining Performance Obligations
The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company may bill for the full term in advance or on an annual, quarterly or monthly basis, depending on the terms of the agreement. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $126.9 million, which consists of both billed consideration in the amount of $72.1 million and unbilled consideration in the amount of $54.8 million that the Company expects to recognize as revenue. As of March 31, 2025, the Company expects to recognize 75% of its remaining performance obligations as revenue over the subsequent 12 months and the remainder thereafter.
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
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years as the Company specifically anticipates renewals of customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. The Company determines the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of its platform and related significant features. Amortization of deferred contract acquisition costs was $3.6 million and $3.8 million for the three months ended March 31, 2025 and 2024, respectively. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the condensed consolidated statements of operations.
The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. The Company had no impairment losses relating to deferred contract acquisition costs during the periods presented.
Note 3. Marketable Securities
Marketable securities consisted of the following as of the periods presented (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. Treasury securities	$154,047	$198	$(50)	$154,195
Total marketable securities	$154,047	$198	$(50)	$154,195

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. Treasury securities	$167,651	$244	$(92)	$167,803
Total marketable securities	$167,651	$244	$(92)	$167,803

The Company’s marketable securities have been classified as available for sale. All available for sale debt securities are available for use in current operations. Accordingly, they have been classified as current.
Marketable securities that have been in a continuous unrealized loss position consisted of the following as of the periods presented (in thousands):

	March 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$28,699	$(50)	$—	$—	$28,699	$(50)
Total	$28,699	$(50)	$—	$—	$28,699	$(50)

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$25,785	$(92)	$—	$—	$25,785	$(92)
Total	$25,785	$(92)	$—	$—	$25,785	$(92)

The Company periodically evaluates whether any security has experienced credit-related declines in fair value. The Company did not recognize any credit loss related to its available for sales debt securities in the three months ended March 31, 2025 and 2024.

The amount of realized gains or losses from marketable securities that were reclassified out from accumulated other comprehensive income (loss) to other income, net was based on specific identification and such amount was immaterial in the three months ended March 31, 2024. The Company did not have such transfers in the three months ended March 31, 2025
The following summarizes the remaining contractual maturities of the Company’s marketable securities as of March 31, 2025 (in thousands):

Fair Value
One year or less	$123,762
Over one year through three years	30,433
Total marketable securities	$154,195

Note 4. Fair Value Measurement
The following tables summarize the Company’s financial instruments recorded at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash equivalents - money market mutual funds	$15,684	$—	$—	$15,684
Marketable securities
U.S. Treasury securities	—	154,195	—	154,195
Total cash equivalents and marketable securities	$15,684	$154,195	$—	$169,879

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash equivalents - money market mutual funds	$10,716	$—	$—	$10,716
Marketable securities
U.S. Treasury securities	—	167,803	—	167,803
Total cash equivalents and marketable securities	$10,716	$167,803	$—	$178,519

As of March 31, 2025 and December 31, 2024, the Company classified its cash equivalents within level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company classified its marketable securities within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded.
Note 5. Balance Sheets Components
Property and Equipment, Net
Property and equipment, net consisted of the following as of the periods presented (in thousands):

	March 31, 2025	December 31, 2024
Computer, equipment and software	$36,126	$36,198
Furniture and fixtures	1,112	1,106
Leasehold improvements	3,747	3,742
Property and equipment, gross	40,985	41,046
Less: Accumulated depreciation and amortization	(35,260)	(34,373)
Property and equipment, net	$5,725	$6,673

Depreciation and amortization expense for property and equipment was $1.2 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the periods presented (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation and benefits	$4,026	$3,711
Accrued bonus and commissions	2,998	5,839
Other	6,517	6,844
Accrued and other current liabilities	$13,541	$16,394

Note 6. Intangible Assets
The Company’s acquired intangible asset subject to amortization as of the periods presented was as follows (in thousands):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(1,675)	$1,025
Effect of foreign currency translation	(461)	6	(455)
Total	$2,239	$(1,669)	$570

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(1,543)	$1,157
Effect of foreign currency translation	(612)	115	(497)
Total	$2,088	$(1,428)	$660

The intangible asset is amortized on a straight-line basis over its useful life of 4 years. As of March 31, 2025, the intangible asset had a remaining amortization period of approximately 1.0 year.
The amortization expense was included in research and development in the condensed consolidated statements of operations as the acquired technology is used to enhance our existing product capabilities and was not material for the three months ended March 31, 2025 and 2024.
The estimated future amortization expense for the intangible asset is as follows (in thousands):

Remainder 2025	$421
2026	149
Total	$570

Note 7. Credit Facility
In August 2024, the Company amended its revolving line of credit with a financial institution to decrease the Company's borrowing capacity from a maximum of $50.0 million to $25.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows the Company to borrow up to $25.0 million if the Company maintains at least $100.0 million on deposit at the institution. If such deposit is less than $100.0 million, the Company may borrow up to the lesser of $25.0 million or an amount determined by the Company's trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate, as defined by the agreement. As of March 31, 2025, the Company had not drawn down on its line of credit. The terms of the agreement permit voluntary prepayment without premium or penalty. The agreement also permits payment of dividends and share repurchases from open market purchases or through an accelerated share repurchase program, subject to certain terms and conditions. The revolving credit facility matures in August 2026 and is secured by substantially all of the Company’s assets. The outstanding principal balance on the revolving line of credit, if any, is due at maturity. The Company is required to pay quarterly in arrears a commitment fee of 0.10% per annum on the undrawn portion available under the revolving line of credit. As of March 31, 2025, the Company had an outstanding standby letter of credit of $1.2 million as a guarantee for a leased space.
Interest on the revolving credit facility is payable monthly in arrears at a rate equal to the lender’s prime referenced rate as defined in the agreement. The prime referenced rate was 7.50% as of March 31, 2025 and December 31, 2024.
The revolving credit facility is subject to certain restrictions and financial covenants, including the requirement of maintaining a minimum debt to EBITDA ratio when the Company’s aggregate borrowing exceeds $5.0 million and the Company fails to maintain $100.0 million in deposits. As of March 31, 2025, the Company was not subject to the financial covenant as the Company met the deposit requirement and had not drawn down from its line of credit.
Note 8. Commitment and Contingencies
Purchase Obligations
As of March 31, 2025, the Company has non-cancelable unrecognized purchase commitments primarily related to software license fees and hosting facilities and services as follows (in thousands):

Purchase Obligations(1)
Remainder 2025	$1,648
2026	1,631
Total	$3,279

(1)Excludes non-cancelable recognized purchase commitments related to software license fees of $3.3 million that are included in accrued liabilities, accounts payable and other long-term liabilities in the condensed consolidated balance sheets.
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
FASB ASC 450-20, Contingencies, sets forth the rules for accounting for uncertain tax positions for taxes not based on income. When a loss contingency exists, the likelihood of the incurrence of the liability can range from probable to remote. The Company believes it is reasonably possible that a loss will result from the sales and use tax assessments in the range of zero to $0.5 million. The Company has not recorded an accrual as of March 31, 2025 and December 31, 2024.
Legal Proceedings
The Company, its Chief Executive Officer, its Chief Financial Officer, certain current and former members of its Board of Directors and the underwriters that participated in the Company’s Initial Public Offering (“IPO”) are named as defendants in a consolidated putative class action, captioned In re ON24, Inc. Securities Litigation, 4:21-cv-08578-YGR (filed in November 2021), in the United States District Court for the Northern District of California. The consolidated complaint purports to assert claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, the Company’s common stock issued in connection with its IPO. The complaint alleges that the Company’s registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. Plaintiff seeks, among other things, an award of damages and attorneys’ fees and costs. The defendants filed a motion to dismiss the complaint in May 2022, which the district court granted with leave to amend in July 2023. Plaintiff filed its amended complaint in September 2023, and the defendants filed a motion to dismiss the amended complaint in October 2023. In March 2024, the district court granted the defendants’ motion to dismiss with prejudice. The plaintiff has filed a notice of appeal of the district court’s order and that appeal is currently ongoing. The Company believes the allegations in the amended complaint are without merit. The Company is unable to reasonably estimate a possible loss or range of possible loss, if any, arising from this matter at this early stage. Accordingly, no accrued litigation expense has been recorded in the accompanying condensed consolidated financial statements.
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
Note 9. Stockholders’ Equity and Equity Incentive Plan
Common Stock Reserved for Future Issuance
As of March 31, 2025, the Company had the following shares of common stock reserved for future issuance under its equity incentive plan and employee share purchase plan:

Stock options outstanding	5,241,756
Restricted stock outstanding	5,979,212
Remaining shares available for future grant under 2021 Equity Incentive Plan(1)	3,943,021
Remaining shares available for future issuance under 2021 Employee Stock Purchase Plan(2)	2,528,247
Total shares of common stock reserved as of March 31, 2025	17,692,236

(1)Includes the automatic annual increase of 2,100,684 additional shares under the Company’s 2021 Equity Incentive Plan on January 1, 2025.
(2)Includes the automatic annual increase of 420,136 additional shares under the Company’s 2021 Employee Stock Purchase Plan on January 1, 2025.
Repurchase of Common Stock
In February 2024, the Company completed the $75 million share repurchase program. In March 2024, the Company’s board of directors approved a new $25 million share repurchase program (the “2024 Repurchase Program”) allowing the Company to repurchase shares of common stock on a discretionary basis from time to time over a 12-month term through open market purchases, privately negotiated transactions, or other means. The Company concluded its 2024 Repurchase Program in March 2025.
The following table presents certain information regarding shares repurchased during the periods presented:

	Three Months Ended March 31,
	2025	2024
Number of shares repurchased	708,488	702,620
Average price per share, including commissions	$6.34	$7.50
Total repurchase costs, including commissions (in millions)	$4.5	$5.3
In May 2025, the Company’s board of directors approved a new $50 million share repurchase program (the “2025 Repurchase Program”) allowing the Company to repurchase shares of common stock on a discretionary basis from time to time through open market purchases, privately negotiated transactions, or other means. The 2025 Share Repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended, or discontinued at any time at the Company’s discretion.

Grant Activities
Restricted Stock Units
A summary of RSU activity, excluding RSUs with performance conditions, and related information is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2024	5,051,759	$8.20
Granted	1,263,325	5.80
Vested	(752,930)	9.52
Cancelled and forfeited	(300,064)	7.83
Unvested balance as of March 31, 2025	5,262,090	$7.46

Restricted Stock Unit with Performance Conditions
In the second quarter of 2024, the Company’s board of directors granted 805,494 market performance-based restricted stock units (“PSUs”) to certain executive officers with a grant date fair value of $6.8 million. The PSUs vest following three annual performance periods beginning in 2024, each in an amount equal to one-third of the target number of PSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned PSUs capped at 125% for the first two performance periods. These PSUs additionally are subject to continued service by the award holders through the end of each performance period. As of March 31, 2025, 99,652 of these PSUs have vested.
In the second quarter of 2023, the Company’s board of directors granted 203,000 market performance-based restricted stock units to certain executive officers with a grant date fair value of $2.5 million. The PSUs vest following three annual performance periods beginning in 2023, each in an amount equal to one-third of the target number of PSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned PSUs capped at 125% for the first two performance periods. These PSUs additionally are subject to continued service by the award holder through the end of each performance period. In May 2023, an additional 32,204 PSUs were issued in connection with the anti-dilution adjustment. As of March 31, 2025, 47,819 of these PSUs have vested.
In the fourth quarter of 2022, the Company’s board of directors granted 341,404 market performance-based restricted stock units to an executive officer with a grant date fair value of $4.2 million. The PSUs vest following three annual performance periods beginning in 2023, each in an amount equal to one-third of the target number of PSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned PSUs capped at 125% for the first two performance periods. These PSUs additionally are subject to continued service by the award holder through the end of each performance period. In May 2023, an additional 54,167 PSUs were issued in connection with the anti-dilution adjustment. As of March 31, 2025, 75,976 of these PSUs have vested.
Stock Options
A total of 240,113 stock options were exercised and 65,690 stock options were cancelled and forfeited in the three months ended March 31, 2025.

Stock-Based Compensation
The stock-based compensation expense by line item in the condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue
Subscription and other platform	$425	$668
Professional services	136	121
Total cost of revenue	561	789
Sales and marketing	2,147	3,058
Research and development	1,353	2,128
General and administrative	3,069	4,362
Total stock-based compensation expense	$7,130	$10,337

The following table presents the unrecognized stock-based compensation expense and weighted-average recognition periods as of March 31, 2025 (in thousands, except years):

	Restricted Stock	ESPP
Unrecognized stock-based compensation expense	$36,439	$23
Weighted-average amortization period	1.81 years	0.12 years
Note 10. Other Income, Net
Other income, net consisted of the following for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest income	$(1,493)	$(855)
Accretion on marketable securities	(476)	(1,507)
Foreign currency (gains) losses	(17)	87
Other	—	(2)
Other income, net	$(1,986)	$(2,277)

Note 11. Income Taxes
The Company’s provision for income taxes were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Provision for income taxes	$205	$495

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. The Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision quarterly. Provision for income taxes for the three months ended March 31, 2025 decreased 0.3 million compared to the three months ended March 31, 2024. The decrease in provision for income taxes was primarily driven by the decreased foreign exchange gains in foreign jurisdictions.

The Company regularly performs an assessment of the likelihood of realizing benefits of its deferred tax assets. As of March 31, 2025, the Company recorded a valuation allowance against its U.S. deferred tax assets based on available evidence. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine it is more likely than not that such deferred tax assets may be realizable.

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
Note 12. Net Loss Per Share
The following tables set forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Net loss	$(8,703)	$(10,703)
Net loss per share of common stock, basic and diluted	$(0.21)	$(0.26)
Weighted-average common stock outstanding, basic and diluted	42,088,289	41,313,674

The following table sets forth the potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2025	2024
Stock options	5,241,756	6,604,136
Restricted stock units	5,262,090	5,342,012
Performance stock units	717,122	413,568
ESPP purchase rights	76,079	77,134
Total antidilutive securities	11,297,047	12,436,850
Note 13. Related Party Transactions
The Company incurred engineering and quality assurance costs from a third-party vendor in the three months ended March 31, 2025 and 2024. The chief executive officer of the third-party vendor is considered an immediate family member of the Company’s chief technology officer. The Company recorded $0.7 million and $0.6 million in the three months ended March 31, 2025 and 2024 respectively, in research and development expense relating to this third-party vendor on the condensed consolidated statements of operations. The Company recorded $0.2 million in accrued liability as of March 31, 2025 and $0.4 million in accounts payable and accrued liability as of December 31, 2024 on the condensed consolidated balance sheets for the amount owed to this third-party vendor.
Note 14. Restructuring
As part of the continued effort to reduce its cost structure and lower its net loss, the Company pursued additional reductions in its workforce in the three months ended March 31, 2025. The following table summarizes the restructuring costs, which primarily include severance and one-time termination benefits, in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue
Subscription and other platform	$399	$192
Professional services	24	12
Total cost of revenue	423	204
Sales and marketing	359	675
Research and development	—	112
General and administrative	—	190
Total restructuring costs	$782	$1,181

The Company made restructuring related payments of $0.7 million in the three months ended March 31, 2025 and 2024. The restructuring liability was included in accrued and other current liabilities on the condensed consolidated balance sheets and was not material as of March 31, 2025 and December 31, 2024.
The Company expects to incur additional restructuring costs of $0.5 million to $0.8 million in the second quarter of 2025 and may incur additional costs in future periods for restructuring activities.
Note 15. Segment Information
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
The following table presents the Company’s segment revenue, expenses and net loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$34,733	$37,727
Less segment cost and expenses:
Cost of revenue(1)	8,542	8,993
Sales and marketing(1)	15,996	17,016
Research and development(1)	6,957	6,981
General and administrative(1)	6,574	6,874
Other expenses(2)	5,367	8,566
Net loss	$(8,703)	$(10,703)

(1)Amount excludes stock-based compensation expense.
(2)Other expenses includes stock-based compensation expense, other income, net, interest expense and provision for income taxes. For additional information on stock-based compensation and other income, net, see Note 9 and Note 10, respectively.
The following table presents the property and equipment, net of depreciation and amortization, by geographic region as of the periods presented (in thousands):

	March 31, 2025	December 31, 2024
United States	$5,545	$6,487
EMEA	169	173
Other	11	13
Total property and equipment, net	$5,725	$6,673

See Note 2 for information pertaining to revenue by geography and see purchase of property and equipment included in the condensed consolidated statements of cash flows for segment capital expenditures.

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
Overview
We provide a leading, cloud-based intelligent engagement platform that combines best-in-class customer interaction experience with personalization and content, to enable sales, marketing and other customer-facing organizations to capture and act on connected insights at scale. Our platform’s portfolio of interactive and hyper-personalized digital experience products create and capture actionable, real-time data at scale from millions of professionals to provide businesses with buying signals and behavioral insights to efficiently convert prospects into customers and ultimately, propel positive business outcomes.
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
Businesses today primarily use traditional sales and marketing solutions, such as digital advertising and email, for marketing. While these traditional solutions reach large numbers of prospective customers, they have generally failed to deepen customer engagement because they were designed with the simple purpose of pushing marketing messages in one direction — from the business to the prospective customer. For most businesses to succeed, we believe their sales, marketing, and other customer-facing strategies must utilize digital engagement that is powered by the latest technology. Our platform provides an innovative way both to scale digital marketing and deepen prospective customer engagement. We believe our opportunity to help businesses convert digital engagement into revenue will continue to grow as industries modernize their sales, marketing, and customer-facing processes.
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

In March 2025, we released ON24 Lumina, the next-generation design system at the core of the ON24 platform, allowing businesses to create seamless, branded experiences that maximize engagement while providing deeper audience insights.
We deliver our platform products as cloud-based subscriptions that are easy to use and purpose-built for sales, marketing and other customer-facing professionals. As of March 31, 2025, we had 1,604 customers.
Our revenue for the first quarter of 2025 was $34.7 million compared to $37.7 million for the same period of 2024, representing a period-over-period decrease of 8%. We had a net loss of $8.7 million and $10.7 million for the first quarter of 2025 and 2024, respectively.
Key Factors Affecting Our Performance
Cost Management
As part of the continued effort to reduce our cost structure and lower our net loss, we pursued additional reductions in our workforce in the first quarter of 2025. We expect to incur additional restructuring costs in the second quarter of 2025 related to our ongoing cost reduction efforts.
Acquiring New Customers
We are focused on growing the number of customers that use our platform. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. A single customer may have multiple agreements with us for separate divisions, subsidiaries or affiliates. Our operating results and growth prospects will depend in part on our ability to attract new customers. While we believe we have a significant market opportunity that our platform addresses, it is difficult to predict customer adoption rates or the future growth rate and size of the market for our platform. While we have recently tightened our sales and marketing spend given the current macro-economic environment, we will need to continue to invest in our sales and marketing functions over time in order to grow the number of customers that use our platform.
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
Innovation and Expansion of Our Platform
We plan to continually develop new products that enhance the functionality of our platform, improve our user experiences and drive customer engagement in order to further capitalize on new opportunities, which includes building AI-powered capabilities into our product offerings. For example, we recently released our Lumina Design System in March 2025 and introduced our new AI-powered ACE across our platform in 2024. We intend to sell these new solutions to both existing and new customers, with the goal of driving an increase in revenue as the breadth and depth of our solutions and use cases expands. We also intend to continue investing in our platform and related infrastructure over time to improve capacity, security and scalability. These development efforts will require significant investments, some of which may be episodic or otherwise cause our expenses to vary from period to period.

International Expansion
We believe the expansion of real-time, revenue-generating marketing intelligence in international markets is a significant opportunity. For the first quarter of 2025 and 2024, approximately 23% of our revenue came from outside the United States, We believe there is a compelling opportunity to continue to elevate expansion opportunities for our solutions internationally, both in countries where we currently operate and countries where we do not yet sell subscriptions to our solutions. Expanding our international operations will require considerable management attention and other resources and may present challenges associated with complying with local expectations, customs, laws and regulations, and geopolitical disputes (including the Ukraine-Russia war and the conflict in the Middle East), which may impact our ability to sell subscriptions to our solutions and otherwise cause our results to vary from period to period.
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

	March 31, 2025	December 31, 2024	March 31, 2024
Customers	1,604	1,645	1,698
ARR	$128,160	$129,659	$136,480
ARR - Core Platform(1)	$125,902	$127,341	$133,265
$100k Customers	299	305	324

(1)ARR for Core Platform excludes Virtual Conference product.
Number of Customers
Our substantial customer base reflects the broad market awareness of our platform. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. We serve customers of all sizes, ranging from small businesses to global Fortune 100 organizations across a diverse set of industries, including technology, financial services, healthcare, industrial and manufacturing, professional services and B2B information services companies. We had a diverse customer base of 1,604 customers as of March 31, 2025. We have seen a decrease in our customer count in recent years, and our net customers decreased by 41 in the first quarter of 2025 compared to the fourth quarter of 2024, primarily due to customer churn, particularly with our Commercial customers, offset in part by new customers acquired during the period. While we believe the change in our net customer numbers reflects the current budget pressures in marketing departments in some organizations, our platform is designed with a long-term view toward our customer relationships and to grow with customers as their needs expand.
Annual Recurring Revenue
We believe that ARR is a key metric to measure our business because it is driven by our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. ARR is calculated as the sum of the annualized value of our subscription contracts as of the measurement date, including existing customers with expired contracts that we expect to be renewed. Our ARR amounts exclude professional services and overages from subscription customers. As of March 31, 2025, December 31, 2024 and March 31, 2024, our ARR was $128.2 million, $129.7 million and $136.5 million, respectively, and our ARR for Core Platform, which excludes Virtual Conference product, was $125.9 million, $127.3 million and $133.3 million, respectively. The decrease in ARR from December 31, 2024 was primarily due to customer churn and fewer new customers acquired during the period.
Customers Contributing $100,000 or More to ARR
As of March 31, 2025, December 31, 2024 and March 31, 2024, we had 299, 305 and 324 $100k Customers, respectively, demonstrating our penetration of larger organizations. The decrease in our $100k Customers from December 31, 2024 was primarily driven by customer churn, customers reducing their spend with us below the $100K threshold and fewer customers increasing their spending with us in the period.

Results of Operations
We manage and operate as one reportable segment. The discussion below summarizes our results of operations for the periods presented, which we derived from the condensed consolidated financial statements included elsewhere in this Report.
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Revenue:
Subscription and other platform	$32,301	$34,829
Professional services	2,432	2,898
Total revenue	34,733	37,727
Cost of revenue:
Subscription and other platform(1)(5)	6,503	7,346
Professional services(1)(5)	2,600	2,436
Total cost of revenue	9,103	9,782
Gross profit	25,630	27,945
Operating expenses:
Sales and marketing(1)(5)	18,143	20,074
Research and development(1)(2)(5)	8,310	9,109
General and administrative(1)(3)(4)(5)	9,643	11,236
Total operating expenses	36,096	40,419
Loss from operations	(10,466)	(12,474)
Interest expense	18	11
Other income, net	(1,986)	(2,277)
Loss before provision for income taxes	(8,498)	(10,208)
Provision for income taxes	205	495
Net loss	$(8,703)	$(10,703)

(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Cost of revenue
Subscription and other platform	$425	$668
Professional services	136	121
Total cost of revenue	561	789
Sales and marketing	2,147	3,058
Research and development	1,353	2,128
General and administrative	3,069	4,362
Total stock-based compensation expense	$7,130	$10,337

(2)Research and development expense includes amortization of acquired intangible asset of $132 thousand and $138 thousand for the three months ended March 31, 2025 and 2024, respectively.
(3)General and administrative expense for the three months ended March 31, 2025 includes professional advisory expenses associated with activism defense and related costs of $69 thousand. We did not incur such costs in the three months ended March 31, 2024.

(4)General and administrative expense for the three months ended March 31, 2025 includes legal costs associated with our IPO class action securities litigation of $232 thousand. In prior periods the amounts were less meaningful to our results and thus not shown separately.
(5)The results of operations include restructuring costs, which primarily represent severance and related expense due to restructuring activities, as follows. See Note 14 to the condensed consolidated financial statements for additional information.

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Cost of revenue
Subscription and other platform	$399	$192
Professional services	24	12
Total cost of revenue	423	204
Sales and marketing	359	675
Research and development	—	112
General and administrative	—	190
Total restructuring costs	$782	$1,181

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$32,301	93%	$34,829	92%	$(2,528)	(7)%
Professional services	2,432	7%	2,898	8%	(466)	(16)%
Total revenue	$34,733	100%	$37,727	100%	$(2,994)	(8)%

	Three Months Ended March 31,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Core Platform
Subscription and other platform	$31,758	91%	$34,060	90%	$(2,302)	(7)%
Professional services	2,394	7%	2,755	8%	(361)	(13)%
Total core platform revenue	34,152	98%	36,815	98%	(2,663)	(7)%
Virtual Conference
Subscription and other platform	543	2%	769	2%	(226)	(29)%
Professional service	38	—%	143	—%	(105)	(73)%
Total virtual conference revenue	581	2%	912	2%	(331)	(36)%
Total revenue	$34,733	100%	$37,727	100%	$(2,994)	(8)%

Total revenue for the first quarter of 2025 decreased $3.0 million, or 8%, compared to the same period of 2024. Revenue excluding our Virtual Conference product decreased $2.7 million, or 7%, compared to the same period of 2024. We continue to see less demand for our Virtual Conference product and we have deemphasized this product.

Subscription and other platform revenue for the first quarter of 2025 decreased $2.5 million compared to the same period of 2024. Subscription and other platform revenue excluding our Virtual Conference product decreased $2.3 million in the first quarter of 2025 compared to the same period of 2024. These decreases were primarily due to lower net customers and reduced ARR as discussed in the section titled “Key Business Metrics.”
Professional services revenue for the first quarter of 2025 decreased $0.5 million compared to the same period of 2024. Professional services revenue excluding our Virtual Conference product for the first quarter of 2025 decreased $0.4 million compared to the same period of 2024. These decreases were primarily due to more customers electing to be “self-service” and not utilize our professional services offerings as well as a decrease in total customer count which reduced the demand for our professional services.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$6,503	19%	$7,346	20%	$(843)	(11)%
Professional services	2,600	7%	2,436	6%	164	7%
Total cost of revenue	$9,103	26%	$9,782	26%	$(679)	(7)%
Gross profit	$25,630	74%	$27,945	74%	$(2,315)	(8)%
Gross margin	74%		74%
Cost of Revenue
Cost of revenue for the first quarter of 2025 decreased $0.7 million, or 7%, compared to the same period of 2024, primarily reflecting the result of our active cost management and headcount reduction related to our restructuring activities.
Gross Margin
Gross margin for the first quarter of 2025 remained flat compared to the same period of 2024. While we continued to invest in our cloud infrastructure capabilities to support our business needs, we have made cost reductions across our business to streamline our operations.
We expect gross margin for the full year of 2025 to be relatively consistent with 2024. We have continued to increase our utilization of the public cloud for our newer product offerings while we actively manage costs given the current macro-economic environment.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$18,143	52%	$20,074	53%	$(1,931)	(10)%
Sales and marketing expense for the first quarter of 2025 decreased $1.9 million, or 10%, compared to the same period of 2024. The decrease was primarily attributable to the decrease in personnel-related expenses due to headcount reduction related to our restructuring activities.
We expect our sales and marketing expense for the full year of 2025 to decrease in absolute dollars compared to 2024 as we continue to tighten our sales and marketing spend given the current macro-economic environment while supporting demand for our digital experiences and our next generation intelligent engagement platform.

Research and Development

	Three Months Ended March 31,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Research and development	$8,310	24%	$9,109	24%	$(799)	(9)%
Research and development expense for the first quarter of 2025 decreased $0.8 million, or 9%, compared to the same period of 2024. The decrease was primarily attributable to the $0.8 million decrease in stock-based-compensation expense. We have been applying a disciplined approach to focus our investments on research and development areas that we believe offer the greatest opportunities, including investments in our generative AI capabilities such as ACE and Lumina Design System, as we expand our platform and bring new products to the market.
We expect our research and development expense for the full year of 2025 to fluctuate in absolute dollars compared to 2024 as we focus on further developing our platform and infrastructure while we actively manage costs given the current macro-economic environment.
General and Administrative

	Three Months Ended March 31,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$9,643	28%	$11,236	30%	$(1,593)	(14)%
General and administrative expense for the first quarter of 2025 decreased $1.6 million, or 14%, compared to the same period of 2024. The decrease was primarily attributable to the $1.3 million decrease in stock-based compensation expense. The remainder of the decrease was driven by our active cost management.
We expect our general and administrative expense for the full year of 2025 to decrease moderately in absolute dollars compared to 2024 as we continue to actively manage costs given the current macro-economic environment.
Interest Expense

	Three Months Ended March 31,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$18	—%	$11	—%	$7	64%
Interest expense for the first quarter of 2025 remained relatively flat in absolute dollars compared to the same period of 2024.
Other Income, Net

	Three Months Ended March 31,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income, net	$(1,986)	(6)%	$(2,277)	(6)%	$(291)	(13)%

The decrease in other income, net for the first quarter of 2025 compared to the same period of 2024 was primarily driven by the decrease in investment income. See Note 10 to the condensed consolidated financial statements for additional information.
Provision for Income Taxes

	Three Months Ended March 31,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Provision for income taxes	$205	1%	$495	1%	$(290)	(59%)
The decrease in provision for income taxes for the first quarter of 2025 compared to the same period of 2024 was primarily driven by the decreased foreign exchange gains in foreign jurisdictions.
Liquidity and Capital Resources
As of March 31, 2025, we had cash, cash equivalents and marketable securities of $181.0 million. Our investments generally consist of money market mutual funds, U.S. Treasury securities, U.S. Agency securities and debt securities, all of which are available for use in our current operations. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We have historically funded our liquidity requirements through sales of convertible preferred stock, cash generated from our operations, borrowings and availability under our revolving credit facility, and through our initial public offering (“IPO”) in February 2021.
In March 2025, we concluded our $25 million share repurchase program that was effected in March 2024. We spent a total of $4.5 million on share repurchases (including commissions) in the first quarter of 2025. In May 2025, our board of directors approved a new $50 million share repurchase program (the “2025 Repurchase Program”) allowing us to repurchase shares of common stock on a discretionary basis from time to time through open market purchases, privately negotiated transactions, or other means. The 2025 Repurchase Program does not obligate us to acquire any particular amount of common stock and may be modified, suspended, or discontinued at any time at our discretion. We expect repurchases under the 2025 Repurchase Program to extend over multiple quarters.
We pursued workforce reductions to further reduce our cost structure and incurred aggregate restructuring costs of $0.8 million in the first quarter of 2025, primarily related to severance and one-time termination benefits. See Note 14 to the condensed consolidated financial statements for further information. We expect to incur additional restructuring costs of $0.5 million to $0.8 million in the second quarter of 2025 related to our ongoing cost reduction efforts and may incur additional costs in future periods for restructuring activities.
Our principal uses of cash in recent periods have been to fund our operations, invest in research and development, purchase investments and to a lesser extent fund share repurchases and strategic transactions.
We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements will depend on many factors including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, and the timing and extent of additional capital expenditures to invest in existing office spaces. We may in the future enter into strategic transactions, such as additional share repurchases or arrangements to acquire or invest in complementary businesses, products, services and technologies, and we may need to seek additional equity or debt financing. In the event that additional financing is needed from outside sources, we may not be able to raise the necessary capital or raise the capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition could be materially and adversely affected.
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$3,412	$2,138
Net cash provided by (used in) investing activities	12,608	(32,250)
Net cash used in financing activities	(4,247)	(4,636)

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
Net cash provided by operating activities is primarily impacted by our net loss adjusted for certain non-cash items such as stock-based compensation, depreciation and amortization, amortization of deferred contract acquisition costs, amortization (accretion) on marketable securities, as well as the effect of changes in operating assets and liabilities. Our cash flows from operating activities provided net cash of $3.4 million in the first quarter of 2025 compared to $2.1 million in the same period of 2024, resulting in an increase of cash inflow of $1.3 million. This favorable change was primarily attributable to the $2.0 million decrease in net loss and $2.0 million favorable changes in operating assets and liabilities between the periods, partially offset by the $2.7 million decrease in non-cash expenses. We made total restructuring related payments of $0.7 million in the first quarter of 2025 and 2024. See Note 14 to the condensed consolidated financial statements for additional information.
The total non-cash adjustments for the first quarter of 2025 was $12.2 million compared to $14.9 million for 2024, reflecting a $2.7 million unfavorable change of non-cash adjustment.
Working capital used cash of $0.1 million in the first quarter of 2025 compared to $2.1 million in the same period of 2024, a decrease of cash outflow of $2.0 million. This favorable change in working capital was impacted by, among other items, the timing of vendor payments and prepayment, the timing of cash receipts from customers as well as our active cost management.
Investing Activities
Net cash provided by investing activities for the first quarter of 2025 was $12.6 million compared to used cash of $32.3 million for the same period of 2024. The favorable change was primarily driven by a decrease in purchases of marketable securities of $54.3 million, offset in part by a decrease in proceeds from maturities and sales of marketable securities of $9.0 million.
Our most significant capital expenditures have been investments in our equipment to support ongoing operations. We expect our capital investment to continue in the future.
Financing Activities
Net cash used in financing activities for the first quarter of 2025 was $4.2 million compared to $4.6 million for the same period of 2024. This favorable change was primarily driven by the decreased spending on share repurchases during the period.
Debt Obligations
Revolving Credit Facility
In August 2024, we amended our revolving credit facility with Comerica Bank to decrease our borrowing capacity from a maximum of $50.0 million to $25.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows us to borrow up to $25.0 million if we maintain at least $100.0 million on deposit with Comerica Bank. If such deposit is less than $100.0 million, we may borrow up to the lesser of $25.0 million or an amount determined by our trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate. As of March 31, 2025, we had not drawn down on our line of credit. The terms of the agreement permit voluntary prepayment without premium or penalty. The agreement also permits payment of dividends and share repurchases from open market purchases or through an accelerated share repurchase program, subject to certain terms and conditions. The revolving credit facility matures in August 2026 and is secured by substantially all of our assets. We are required to pay a quarterly commitment fee of 0.10% per annum on the undrawn portion available under the revolving line of credit. We had an outstanding standby letter of credit of $1.2 million as a guarantee for a leased space as of March 31, 2025.
Outstanding principal amounts on the revolving credit facility incur interest at a rate equal to Comerica Bank’s prime referenced rate, as defined in the loan agreement. The referenced prime rate was 7.50% as of March 31, 2025 and December 31, 2024.

Commitments and Contractual Obligations
The following table summarizes our non-cancelable contractual obligations as of March 31, 2025 (in thousands):

	Payments Due by Period
	Total	Remainder2025	2026 to 2027	2028 to 2029	2030 and Thereafter
Operating lease obligations	$2,856	$1,727	$946	$183	$—
Purchase commitments(1)	3,279	1,648	1,631	—	—
Other(2)	3,319	1,967	1,352	—	—
Total	$9,454	$5,342	$3,929	$183	$—

(1)Amounts primarily represent our commitments under various software license and hosting facilities and services agreements. See Note 8 to condensed consolidated financial statements for additional information.
(2)Amounts represent our recognized commitments under various software license agreements and are included in our accrued liabilities, accounts payable and other long-term liabilities on our condensed consolidated balance sheets.
Critical Accounting Policies and Estimates
There has been no significant change during this quarter to our critical accounting policies and estimates as discussed in our annual report on Form 10-K for the year ended December 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency and Exchange Risk
There has been no material change in our exposure to market risks from that discussed in Item 7A of our annual report on Form 10-K for the year ended December 31, 2024.
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
The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of March 31, 2025 (in thousands):

	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value as of March 31, 2025	50 BPS	100 BPS	150 BPS
Marketable securities	$155,423	$155,013	$154,604	$154,195	$153,785	$153,376	$152,966

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2025. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•adverse general economic, political and market conditions and spending on sales and marketing technology;
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
Our revenue has decreased in recent periods and our revenue could continue to decline for a number of reasons, including due to reduced budgets for our customers, increased emphasis on in-person marketing and competitive dynamics. Although we experienced significant revenue growth in 2021 and 2020, including a revenue increase of 30% in 2021 compared to 2020, in subsequent years we have seen declines. For example, in the first quarter of 2025, our revenue decreased 8% compared to the same period of 2024. If our revenue does not increase in future periods, our business, financial condition and results of operations could be harmed. Furthermore, if we cannot attract new customers to our platform or our existing customers do not continue their subscriptions, our business, financial condition and results of operations would be harmed.
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
Our quarterly results of operations and financial condition may vary significantly in the future, and period-to-period comparisons may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and financial condition may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. For example, our revenue decreased in the first quarter of 2025 compared to the same period in 2024 and we may face similar declines in future periods. Further, because we generally invoice our customers at the beginning of the contractual terms of their subscriptions to our solutions, our financial condition reflects deferred revenue that we recognize ratably as revenue over the contractual term. In recent years, we have observed fewer new subscriptions and renewals, and our cash and deferred revenue have decreased. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include:
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
•the timing of expenses related to any future acquisitions; and
•general economic, political and market conditions.
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
Adverse or weakened general economic, political and market conditions may cause a reduction in spending on sales and marketing technology, which could harm our revenue, results of operations, and cash flows.
Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology for sales and marketing, which depends in part on the amount of spending allocated by our customers or potential customers on sales and marketing technology. This spending depends on worldwide economic and geopolitical conditions. The U.S. and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, inflation (including wage inflation), labor market constraints, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, pandemics such as COVID-19, and overall economic uncertainty. These economic conditions can arise suddenly, including the recent rise in inflation and the overall macroeconomic environment, which has negatively impacted our customers’ marketing budgets. In addition, geopolitical developments and tensions in the U.S. and global markets, such as presidential elections, trade policies, potential trade wars, and actions or inactions of the U.S. or other major national governments (including the imposition of tariffs and retaliatory measures) can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets as well as result in an economic downturn more generally. In prior periods, we have initiated multiple strategic cost reductions, which included significant headcount reductions in 2022, 2023 and 2024 to reduce our cost structure. Any additional or larger scale reductions in force if economic conditions worsen may harm our business, results of operations and financial condition.
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
We had a net loss of $8.7 million in the first quarter of 2025 and $10.7 million in the same period of 2024, and we may incur net losses in the future. We intend to continue to expend funds on our direct sales force and marketing efforts to attract new customers and increase usage of our platform and products by our existing customers, to develop and enhance our platform and for general corporate purposes. To the extent we are successful in increasing our customer base, we may also incur increased losses because most of the costs associated with acquiring customers (other than sales commissions) are incurred up front, while the related subscription revenue is generally recognized ratably over the applicable subscription term. In addition, we may incur increased losses because most of the costs associated with acquiring customers, including sales commissions, require us to make cash outlays at the time we acquire a customer, and, similarly, the timing of our recognition of subscription revenue and sales commissions may not correspond with our cash position. Our subscriptions typically have terms of one year that automatically renew for successive one-year terms unless terminated. We also have certain customers with subscription terms for up to three years. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses and any increase in our cost of sales, including as a result of a shift to a hybrid cloud. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of subscriptions to our platform, and the entry or the success of competitive products and services. As a result, we may not achieve or maintain profitability in future periods.
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
A substantial portion of our business is with large Enterprise customers. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. As of March 31, 2025, we had 299 $100k Customers, which are generally large organizations, representing 67% of our ARR. The timing of our sales with our Enterprise customers and related revenue recognition is difficult to predict because of the length and uncertainty of the sales cycle for these customers. We are often required to spend significant time and resources to educate and familiarize these potential customers with the value proposition of paying for our platform. The length of our sales cycle for these customers, from initial evaluation to payment for our platform, is often around three to six months or more and can vary substantially from customer to customer. As a result, it is difficult to predict whether and when a sale will be completed. An inability to increase our Enterprise customer base could harm our business.
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
We have significant operations outside of the United States. In the first quarter of 2025, we generated 23% of our revenue from customers outside of the United States. In prior periods, we have focused on expanding our international operations and we may return to doing so in future periods. For example, in 2020, we established a subsidiary in Japan to support our operations in the Asia-Pacific region and in 2022 we established a subsidiary in Germany to support our operations in the EMEA. Future efforts to expand our current international operations, including entering new markets or countries, may not be effective. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems and commercial markets. Any future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to special risks, including risks associated with:
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
As the CCPA continues to evolve, several U.S. states have recently adopted new privacy laws and various other U.S. states are also actively introducing and considering so-called “omnibus” privacy legislation. In 2023, omnibus privacy laws took effect in Colorado, Connecticut, Virginia and Utah, and several other states have passed in 2023 and 2024 or are considering omnibus privacy laws. Similarly, numerous foreign jurisdictions have enacted or are actively considering legislation introducing new or amended laws and regulations addressing data privacy, cybersecurity, marketing, data protection, data localization and personal data. Further, privacy laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes and the tracking of individuals’ online activities, which could expose us to additional regulatory burdens, limit our marketing, advertising, business development and sales efforts, and impact features made available to our customers through our platform. In addition, Brexit has also created additional uncertainty with regard to UK privacy laws, as well as the treatment of data transfers to and from the United Kingdom, where we have operations and customers. The ongoing development of privacy laws gives rise to uncertainty regarding the impact of privacy laws on us and our customers, and we and our customers could be exposed to additional burdens.
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
We are an international company and may engage in business in jurisdictions that present material legal compliance risk. We are subject to various U.S. and non-U.S. laws and regulations prohibiting corruption, bribery, kickbacks, money laundering, terrorist financing, fraud and similar matters, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the Uniting and Strengthening America by Providing Appropriate Tools to Restrict, Intercept, and Obstruct Terrorism Act of 2001, the UK Bribery Act 2010, and the UK Proceeds of Crime Act 2002. These laws and regulations have historically been actively enforced and generally prohibit companies and their agents, employees, representatives, business partners, and intermediaries from authorizing, promising, offering, providing, soliciting, or accepting, directly or indirectly, improper payments or benefits to or from government officials and other persons in the public or private sector for improper purposes.
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
We primarily rely on a combination of patents, trade secrets, domain name protections, trademarks and copyrights, as well as confidentiality, license and subscription agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of March 31, 2025, we have 27 issued patents and 11 pending patent applications. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, the resulting patents may not effectively protect every significant feature of our solutions. For example, we have received a summary judgment ruling that a patent which is immaterial to our business is invalid. It is possible that our efforts to protect our intellectual property rights are unsuccessful.
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
As of March 31, 2025 and December 31, 2024, we had no outstanding indebtedness under the Revolving Credit Facility. We may incur indebtedness in the future, which may require us to secure such obligations with substantially all of our assets; to comply with various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments and engage in transactions with our affiliates; and to meet certain financial covenants. Any substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could restrict our business operations or have other adverse consequences, including the following:
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
We sell to customers globally and have international operations primarily in the United Kingdom, Australia, Singapore and Japan. To the extent we expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the first quarter of 2025. 13% of our revenue and 12% of our expenses were denominated in currencies other than U.S. dollars, compared to 13% of our revenue and 10% of our expense for the same period in 2024. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
We currently collect and remit applicable indirect taxes in jurisdictions where we have determined, based on applicable laws and regulations, that sales of our platform are classified as taxable. We believe that we are not otherwise subject to, or required to collect, any additional taxes, fees or surcharges imposed by state and local jurisdictions because we do not have a sufficient physical presence or “nexus” in the relevant taxing jurisdiction or such taxes, fees, or surcharges do not apply to sales of our platform in the relevant taxing jurisdiction. However, there is uncertainty as to what constitutes sufficient physical presence or nexus for a state or local jurisdiction to levy taxes, fees and surcharges for sales made over the internet, and there is also uncertainty as to whether our characterization of our platform as not taxable in certain jurisdictions will be accepted by state and local taxing authorities.
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

In February 2024, we completed our $125 million capital return program, and in March 2025 we completed our $25 million share repurchase program. In May 2025, our board of directors approved our 2025 Repurchase Program which allows us to repurchase $50 million in shares of common stock on a discretionary basis from time to time through open market purchases, privately negotiated transactions, or other means. The 2025 Repurchase Program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, or to do so in any particular manner. Further, our share repurchases could affect the trading price, increase the concentration of ownership, increase the volatility and reduce the market liquidity for our common stock, which may result in a lower market valuation of our company. Repurchasing our common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, business opportunities, and other general corporate purposes. Even if we complete our 2025 Repurchase Program, we may not be successful in our goal of enhancing long-term stockholder value. As we use our cash resources in our 2025 Repurchase Program, we will have less cash to fund our operations and pursue other opportunities that may provide superior value to stockholders. We do not plan to pay cash dividends in the foreseeable future and we intend to retain any future earnings for use in the operation and expansion of our business. Our ability to pay dividends is restricted by the terms of our Revolving Credit Facility. As a result, stockholders should assume that sales of their common stock after price appreciation is the only way to realize any future gains on their investment.
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
The concentration of our stock ownership presents risks, including lack of liquidity in the trading market for our common stock and limitations on any individual stockholder's ability to influence corporate matters.
As of February 28, 2025, our executive officers, directors, and holders of 5% or more of our outstanding common stock, in the aggregate, beneficially owned and have the ability to exercise some voting control over approximately 55% of our outstanding shares of common stock as of February 28, 2025. As a result, these stockholders could exert significant influence over all matters requiring stockholder approval, including the election of directors and determination of significant corporate actions. The interests of these stockholders may not always coincide with the interests of other stockholders, and these stockholders may act in a manner that advances their interests and not necessarily those of other stockholders, which might affect the trading price of our common stock. The concentration of stock ownership may also be exacerbated by our 2025 Repurchase Program, serve to limit the trading volume of our common stock and lead to greater volatility in our stock price. If the concentration of our common stock ownership were to significantly shift, we cannot predict the impact that any resulting change to the trading volume might have on our stock price.
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
We have been, and may in the future be, subject to activities initiated by activist stockholders. For example, in March 2025, we came to an arrangement with Indaba Capital Management L.P. (the “Arrangement”) that if the Board (i) renominated Ronald Mitchell for election at the 2026 Annual Meeting of Stockholders (the “Annual Meeting”) and recommended, supported and solicited proxies for the election of Mr. Mitchell at the Annual Meeting in the same manner as for all other director nominees, and (ii) maintains Mr. Mitchell as a member of the Nominating and Corporate Governance Committee of the Board, in exchange, Indaba agreed that it would not conduct a proxy fight at the Annual Meeting and it will not conduct any public campaign or make any public statements regarding the Company before the earlier of: (i) August 15, 2025; or (ii) the day after the public release of our earnings for the second quarter of 2025. Indaba continues to hold approximately 10% of our common stock, and they, individually or with other large stockholders, may request actions that may not align with your preferences or that impact our ability to pursue opportunities that we believe are in the best interests of stockholders.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of our shares of common stock in the first quarter of 2025.

Period	Total number of shares purchased	Average price paid per shares(1)	Total number of shares purchased as part of publicly announced plans or program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)(2)
January 1, 2025 to January 31, 2025	305,682	$6.60	305,682	$2.5
February 1, 2025 to February 28, 2025	201,002	6.62	201,002	1.1
March 1, 2025 to March 31, 2025	201,804	5.67	201,804	—
Total	708,488	$6.34	708,488	$—

(1)Includes commission of $0.02 per share paid to broker.
(2)In March 2024, our board of directors authorized the 2024 Repurchase Program for up to $25 million in share repurchases over a 12-month term. This program was concluded in March 2025.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans
On March 4, 2025, Jayesh Sahasi, Executive Vice President, Product and Chief Technology Officer, entered into a sell-to-cover instruction that provides for sales of only such number of shares of our common stock as is necessary to satisfy the applicable tax withholding obligations arising from the vesting of RSUs and PSUs granted to him. The total number of shares that may be sold pursuant to the sell-to-cover instruction letter is not yet determinable. The instruction terminates on June 1, 2026. This instruction was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.
On March 4, 2025, James Blackie, Chief Revenue Officer, terminated the Rule 10b5-1 Plan that was adopted on June 14, 2024. On March 14, 2025, Mr. Blackie adopted a Rule 10b5-1 trading plan which provides for the sale of up to 90,612 shares of our common stock pursuant to option exercises by March 15, 2026. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.
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

ON24, Inc.

Date: May 8, 2025	By:	/s/ Sharat Sharan
Sharat Sharan
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Steven Vattuone
Steven Vattuone
Chief Financial Officer
(Principal Financial and Accounting Officer)