Form 10-Q
period 2025-06-30
ON24 INC.
filed 2025-08-08
CIK 1110611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, the registrant had 42,306,290 shares of common stock outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

ON24, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$37,732	$14,933
Marketable securities	141,828	167,803
Accounts receivable, net of allowances and reserves of $3,504 and $4,040 as of June 30, 2025 and December 31, 2024, respectively	18,295	28,616
Deferred contract acquisition costs, current	9,362	10,784
Prepaid expenses and other current assets	7,651	6,194
Total current assets	214,868	228,330
Property and equipment, net	5,290	6,673
Operating right-of-use assets	1,603	2,297
Intangible asset, net	450	660
Deferred contract acquisition costs, non-current	11,735	12,199
Other long-term assets	1,170	794
Total assets	$235,116	$250,953
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,657	$2,746
Accrued and other current liabilities	15,206	16,394
Deferred revenue	62,152	66,687
Operating lease liabilities, current	1,113	2,372
Total current liabilities	82,128	88,199
Operating lease liabilities, non-current	925	1,016
Other long-term liabilities	2,046	2,326
Total liabilities	85,099	91,541
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share; 500,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 42,671,261 and 42,013,694 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3	4
Additional paid-in capital	513,601	507,188
Accumulated deficit	(363,649)	(347,669)
Accumulated other comprehensive income (loss)	62	(111)
Total stockholders’ equity	150,017	159,412
Total liabilities and stockholders’ equity	$235,116	$250,953

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Subscription and other platform	$32,441	$34,147	$64,742	$68,976
Professional services	2,892	3,202	5,324	6,100
Total revenue	35,333	37,349	70,066	75,076
Cost of revenue
Subscription and other platform	6,497	7,032	13,000	14,378
Professional services	2,304	2,506	4,904	4,942
Total cost of revenue	8,801	9,538	17,904	19,320
Gross profit	26,532	27,811	52,162	55,756
Operating expenses
Sales and marketing	17,594	19,457	35,737	39,531
Research and development	8,513	9,081	16,823	18,190
General and administrative	9,597	12,332	19,240	23,568
Total operating expenses	35,704	40,870	71,800	81,289
Loss from operations	(9,172)	(13,059)	(19,638)	(25,533)
Interest expense	19	10	37	21
Other income, net	(2,090)	(2,305)	(4,076)	(4,582)
Loss before provision for income taxes	(7,101)	(10,764)	(15,599)	(20,972)
Provision for income taxes	176	411	381	906
Net loss	$(7,277)	$(11,175)	$(15,980)	$(21,878)
Net loss per share
Basic and diluted	$(0.17)	$(0.27)	$(0.38)	$(0.53)
Weighted-average shares used in computing net loss per share
Basic and diluted	42,577,487	41,991,996	42,334,239	41,652,834

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(7,277)	$(11,175)	$(15,980)	$(21,878)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	151	(1)	288	(246)
Unrealized loss on available for sale debt securities, net of tax	(112)	(78)	(115)	(529)
Total other comprehensive income (loss)	39	(79)	173	(775)
Total comprehensive loss	$(7,238)	$(11,254)	$(15,807)	$(22,653)

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2025	42,412,254	$3	$510,072	$(356,372)	$23	$153,726
Repurchase of common stock	(793,946)	—	(4,348)	—	—	(4,348)
Issuance of common stock upon exercise of stock options	221,674	—	227	—	—	227
Issuance of common stock upon release of restricted stock units	773,219	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan (“ESPP”)	58,060	—	272	—	—	272
Stock-based compensation expense	—	—	7,378	—	—	7,378
Other comprehensive income	—	—	—	—	39	39
Net loss	—	—	—	(7,277)	—	(7,277)
Balance as of June 30, 2025	42,671,261	$3	$513,601	$(363,649)	$62	$150,017

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2024	41,796,012	$4	$490,896	$(316,216)	$(261)	$174,423
Repurchase of common stock	(840,856)	—	(5,006)	—	—	(5,006)
Issuance of common stock upon exercise of stock options	152,762	—	241	—	—	241
Issuance of common stock upon release of restricted stock units	798,460	—	—	—	—	—
Issuance of common stock under ESPP	66,664	—	367	—	—	367
Stock-based compensation expense	—	—	12,076	—	—	12,076
Other comprehensive loss	—	—	—	—	(79)	(79)
Net loss	—	—	—	(11,175)	—	(11,175)
Balance as of June 30, 2024	41,973,042	$4	$498,574	$(327,391)	$(340)	$170,847

ON24, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	42,013,694	$4	$507,188	$(347,669)	$(111)	$159,412
Repurchase of common stock	(1,502,434)	(1)	(8,840)	—	—	(8,841)
Issuance of common stock upon exercise of stock options	461,787	—	473	—	—	473
Issuance of common stock upon release of restricted stock units	1,640,154	—	—	—	—	—
Issuance of common stock under ESPP	58,060	—	272	—	—	272
Stock-based compensation expense	—	—	14,508	—	—	14,508
Other comprehensive income	—	—	—	—	173	173
Net loss	—	—	—	(15,980)	—	(15,980)
Balance as of June 30, 2025	42,671,261	$3	$513,601	$(363,649)	$62	$150,017

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	41,189,321	$4	$485,291	$(305,513)	$435	$180,217
Repurchase of common stock	(1,543,476)	—	(10,276)	—	—	(10,276)
Issuance of common stock upon exercise of stock options	466,943	—	779	—	—	779
Issuance of common stock upon release of restricted stock units	1,793,590	—	—	—	—	—
Issuance of common stock under ESPP	66,664	—	367	—	—	367
Stock-based compensation expense	—	—	22,413	—	—	22,413
Other comprehensive loss	—	—	—	—	(775)	(775)
Net loss	—	—	—	(21,878)	—	(21,878)
Balance as of June 30, 2024	41,973,042	$4	$498,574	$(327,391)	$(340)	$170,847

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(15,980)	$(21,878)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,569	2,454
Stock-based compensation expense	14,508	22,413
Amortization of deferred contract acquisition costs	6,887	7,595
Provision for allowance for doubtful accounts and billing reserves	589	1,201
Non-cash lease expense	782	779
Accretion of marketable securities	(839)	(2,935)
Other	12	70
Changes in operating assets and liabilities:
Accounts receivable	9,732	12,713
Deferred contract acquisition costs	(5,001)	(4,734)
Prepaid expenses and other assets	(1,816)	(1,743)
Accounts payable	1,879	344
Accrued liabilities	(1,223)	(2,888)
Deferred revenue	(4,535)	(8,351)
Other liabilities	(1,585)	(1,514)
Net cash provided by operating activities	5,979	3,526
Cash flows from investing activities:
Purchase of property and equipment	(1,965)	(1,528)
Purchase of marketable securities	(68,222)	(126,421)
Proceeds from maturities of marketable securities	94,920	91,648
Proceeds from sale of marketable securities	—	4,360
Net cash provided by (used in) investing activities	24,733	(31,941)
Cash flows from financing activities:
Proceeds from exercise of stock options	470	994
Proceeds from issuance of common stock under ESPP	272	367
Payment for repurchase of common stock	(8,841)	(10,276)
Repayment of equipment loans	—	(72)
Repayment of finance lease obligations	—	(127)
Net cash used in financing activities	(8,099)	(9,114)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	193	(197)
Net increase (decrease) in cash, cash equivalents and restricted cash	22,806	(37,726)
Cash, cash equivalents and restricted cash, beginning of period	15,013	53,298
Cash, cash equivalents and restricted cash, end of period	$37,819	$15,572
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$37,732	$15,485
Restricted cash included in other assets, non-current	87	87
Total cash, cash equivalent and restricted cash	$37,819	$15,572
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$322	$474
Cash paid for interest	$—	$2
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its annual report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies during the six months ended June 30, 2025.
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

Note 2. Revenue
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic region based on the shipping address of customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$27,455	$28,701	$54,236	$57,813
EMEA	6,001	6,688	11,939	13,109
Other	1,877	1,960	3,891	4,154
Total revenue	$35,333	$37,349	$70,066	$75,076

No individual foreign country contributed 10% or more of the total revenue in the three and six months ended June 30, 2025 and 2024.
No single customer accounted for 10% or more of the total revenue in the three and six months ended June 30, 2025 and 2024. Additionally, no single customer accounted for 10% or more of accounts receivable as of June 30, 2025 and December 31, 2024.
Contract Balances
Accounts receivable: The Company records accounts receivable when the Company has a contractual right to consideration. In some arrangements, a right to consideration for the Company’s performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled receivable. As of June 30, 2025 and December 31, 2024, unbilled receivables were included within accounts receivable, net of allowance for doubtful accounts and billing reserves on the condensed consolidated balance sheets and were not material.
Contract assets: The Company records a contract asset when the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. Contract assets are included in prepaid expenses and other current assets in the condensed consolidated balance sheets and were not material as of June 30, 2025 and December 31, 2024.
Contract liabilities: The Company defers its revenue when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized during the following 12-month period and the remaining portion is recorded as noncurrent, which is included in other long-term liabilities on the condensed consolidated balance sheet. The amount of revenue recognized in three and six months ended 2025 that was included in deferred revenue at the beginning of the period was $20.1 million and $47.2 million, respectively.
Remaining Performance Obligations
The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company may bill for the full term in advance or on an annual, quarterly or monthly basis, depending on the terms of the agreement. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $131.2 million, which consists of both billed consideration in the amount of $62.5 million and unbilled consideration in the amount of $68.7 million that the Company expects to recognize as revenue. As of June 30, 2025, the Company expects to recognize 72% of its remaining performance obligations as revenue over the subsequent 12 months and the remainder thereafter.
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
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years as the Company specifically anticipates renewals of customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. The Company determines the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of its platform and related significant features. Amortization of deferred contract acquisition costs was $3.3 million and $6.9 million for the three and six months ended June 30, 2025, respectively, and $3.8 million and $7.6 million for the three and six months ended June 30, 2024, respectively. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the condensed consolidated statements of operations.
The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. The Company had no impairment losses relating to deferred contract acquisition costs during the periods presented.
Note 3. Marketable Securities
Marketable securities consisted of the following as of the periods presented (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. Treasury securities	$141,792	$115	$(79)	$141,828
Total marketable securities	$141,792	$115	$(79)	$141,828

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. Treasury securities	$167,651	$244	$(92)	$167,803
Total marketable securities	$167,651	$244	$(92)	$167,803

The Company’s marketable securities have been classified as available for sale. All available for sale debt securities are available for use in current operations. Accordingly, they have been classified as current.
Marketable securities that have been in a continuous unrealized loss position consisted of the following as of the periods presented (in thousands):

	June 30, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$72,284	$(79)	$—	$—	$72,284	$(79)
Total	$72,284	$(79)	$—	$—	$72,284	$(79)

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$25,785	$(92)	$—	$—	$25,785	$(92)
Total	$25,785	$(92)	$—	$—	$25,785	$(92)

The Company periodically evaluates whether any security has experienced credit-related declines in fair value. The Company did not recognize any credit loss related to its available for sales debt securities in the three and six months ended June 30, 2025 and 2024.

The amount of realized gains or losses from marketable securities that were reclassified out from accumulated other comprehensive income (loss) to other income, net was based on specific identification and such amount was immaterial in the three and six months ended June 30, 2024. The Company did not have such transfers in the three and six months ended June 30, 2025
The following summarizes the remaining contractual maturities of the Company’s marketable securities as of June 30, 2025 (in thousands):

Fair Value
One year or less	$114,885
Over one year through three years	26,943
Total marketable securities	$141,828

Note 4. Fair Value Measurement
The following tables summarize the Company’s financial instruments recorded at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash equivalents - money market mutual funds	$30,331	$—	$—	$30,331
Marketable securities
U.S. Treasury securities	—	141,828	—	141,828
Total cash equivalents and marketable securities	$30,331	$141,828	$—	$172,159

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash equivalents - money market mutual funds	$10,716	$—	$—	$10,716
Marketable securities
U.S. Treasury securities	—	167,803	—	167,803
Total cash equivalents and marketable securities	$10,716	$167,803	$—	$178,519

As of June 30, 2025 and December 31, 2024, the Company classified its cash equivalents within level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company classified its marketable securities within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded.
Note 5. Balance Sheets Components
Property and Equipment, Net
Property and equipment, net consisted of the following as of the periods presented (in thousands):

	June 30, 2025	December 31, 2024
Computer, equipment and software	$36,792	$36,198
Furniture and fixtures	1,125	1,106
Leasehold improvements	3,756	3,742
Property and equipment, gross	41,673	41,046
Less: Accumulated depreciation and amortization	(36,383)	(34,373)
Property and equipment, net	$5,290	$6,673

Depreciation and amortization expense for property and equipment was $1.1 million and $2.3 million for the three and six months ended June 30, 2025, respectively, and $1.1 million and $2.2 million for the three and six months ended June 30, 2024, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the periods presented (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation and benefits	$3,944	$3,711
Accrued bonus and commissions	4,155	5,839
Other	7,107	6,844
Accrued and other current liabilities	$15,206	$16,394

Note 6. Intangible Assets
The Company’s acquired intangible asset subject to amortization as of the periods presented was as follows (in thousands):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(1,819)	$881
Effect of foreign currency translation	(359)	(72)	(431)
Total	$2,341	$(1,891)	$450

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(1,543)	$1,157
Effect of foreign currency translation	(612)	115	(497)
Total	$2,088	$(1,428)	$660

The intangible asset is amortized on a straight-line basis over its useful life of 4 years. As of June 30, 2025, the intangible asset had a remaining amortization period of approximately 0.8 years.
The amortization expense was included in research and development in the condensed consolidated statements of operations as the acquired technology is used to enhance our existing product capabilities and was not material for the three and six months ended June 30, 2025 and 2024.
The estimated future amortization expense for the intangible asset is as follows (in thousands):

Remainder 2025	$295
2026	155
Total	$450

Note 7. Credit Facility
In August 2024, the Company amended its revolving line of credit with a financial institution to decrease the Company's borrowing capacity from a maximum of $50.0 million to $25.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows the Company to borrow up to $25.0 million if the Company maintains at least $100.0 million on deposit at the institution. If such deposit is less than $100.0 million, the Company may borrow up to the lesser of $25.0 million or an amount determined by the Company's trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate, as defined by the agreement. As of June 30, 2025, the Company had not drawn down on its line of credit. The terms of the agreement permit voluntary prepayment without premium or penalty. The agreement also permits payment of dividends and share repurchases from open market purchases or through an accelerated share repurchase program, subject to certain terms and conditions. The revolving credit facility matures in August 2026 and is secured by substantially all of the Company’s assets. The outstanding principal balance on the revolving line of credit, if any, is due at maturity. The Company is required to pay quarterly in arrears a commitment fee of 0.10% per annum on the undrawn portion available under the revolving line of credit. As of June 30, 2025, the Company had an outstanding standby letter of credit of $1.2 million as a guarantee for a leased space.
Interest on the revolving credit facility is payable monthly in arrears at a rate equal to the lender’s prime referenced rate as defined in the agreement. The prime referenced rate was 7.50% as of June 30, 2025 and December 31, 2024.
The revolving credit facility is subject to certain restrictions and financial covenants, including the requirement of maintaining a minimum debt to EBITDA ratio when the Company’s aggregate borrowing exceeds $5.0 million and the Company fails to maintain $100.0 million in deposits. As of June 30, 2025, the Company was not subject to the financial covenant as the Company met the deposit requirement and had not drawn down from its line of credit.
Note 8. Commitment and Contingencies
Purchase Obligations
As of June 30, 2025, the Company has non-cancelable unrecognized purchase commitments primarily related to software license fees and hosting facilities and services as follows (in thousands):

Purchase Obligations(1)
Remainder 2025	$1,671
2026	1,957
Total	$3,628

(1)Excludes non-cancelable recognized purchase commitments related to software license fees of $3.5 million that are included in accrued liabilities, accounts payable and other long-term liabilities in the condensed consolidated balance sheets.
Lease
In June 2025, the Company entered into a 65-month lease agreement for its new headquarters located in San Francisco, California, with total committed lease payments of approximately $5.4 million. This lease is estimated to commence in October 2025 and, as such, is not included in the Company’s consolidated balance sheets as of June 30, 2025.
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
FASB ASC 450-20, Contingencies, sets forth the rules for accounting for uncertain tax positions for taxes not based on income. When a loss contingency exists, the likelihood of the incurrence of the liability can range from probable to remote. The Company believes it is reasonably possible that a loss will result from the sales and use tax assessments in the range of zero to $0.5 million. The Company has not recorded an accrual as of June 30, 2025 and December 31, 2024.

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
Note 9. Stockholders’ Equity and Equity Incentive Plan
Common Stock Reserved for Future Issuance
As of June 30, 2025, the Company had the following shares of common stock reserved for future issuance under its equity incentive plan and employee share purchase plan:

Stock options outstanding	4,981,514
Restricted stock outstanding	6,291,375
Remaining shares available for future grant under 2021 Equity Incentive Plan(1)	2,646,617
Remaining shares available for future issuance under 2021 Employee Stock Purchase Plan(2)	2,470,187
Total shares of common stock reserved as of June 30, 2025	16,389,693

(1)Includes the automatic annual increase of 2,100,684 additional shares under the Company’s 2021 Equity Incentive Plan on January 1, 2025.
(2)Includes the automatic annual increase of 420,136 additional shares under the Company’s 2021 Employee Stock Purchase Plan on January 1, 2025.
Repurchase of Common Stock
In February 2024, the Company completed its $75 million share repurchase program. In March 2024, the Company’s board of directors approved a $25 million share repurchase program (the “2024 Repurchase Program”) authorizing the discretionary repurchase of common stock over a 12-month period through open market purchases, privately negotiated transactions, or other means. The 2024 Repurchase Program concluded in March 2025.
In May 2025, the Company’s board of directors approved a $50 million share repurchase program (the “2025 Repurchase Program”) authorizing the Company to repurchase common stock from time to time on a discretionary basis through similar methods. The 2025 Share Repurchase program does not obligate the Company to acquire any specific amount of common stock and may be modified, suspended, or discontinued at any time at the Company’s discretion.
The following table presents certain information regarding shares repurchased during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of shares repurchased	793,946	840,856	1,502,434	1,543,476
Average price per share, including commissions	$5.48	$5.95	$5.88	$6.66
Total repurchase costs, including commissions (in millions)	$4.3	$5.0	$8.8	$10.3

As of June 30, 2025, the Company has $45.7 million available for future share repurchases under the 2025 Repurchase Program.
From July 1, 2025 through August 8, 2025, the Company repurchased 457,110 shares of common stock at an average per share price of $5.30 pursuant to the 2025 Repurchase Program.
Grant Activities
Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity, excluding RSUs with performance conditions, and related information is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2024	5,051,759	$8.20
Granted	2,206,810	5.50
Vested	(1,775,739)	8.72
Cancelled and forfeited	(398,577)	7.78
Unvested balance as of June 30, 2025	5,084,253	$6.89

Restricted Stock Unit with Performance Conditions
In the second quarter of 2025, the Company’s board of directors granted 245,000 performance-based restricted stock units (“PSUs”) to certain executive officers, with a grant date fair value of $1.4 million. These PSUs are subject to the achievement of specified financial performance targets and may be earned at levels ranging from 0% to 200% based on actual performance during the period from January 1, 2025 through December 31, 2025. Thirty-three percent of the earned PSUs will vest on January 1, 2026, with the remaining earned PSUs vesting in eight equal quarterly installments beginning in March 2026. Vesting of these PSUs is also subject to continued service by the award holders through each applicable vesting date. As of June 30, 2025, none of these PSUs have vested.
In the second quarter of 2025, the Company’s board of directors also granted 245,000 market performance-based restricted stock units (“MPSU”) to certain executive officers, with a grant date fair value of $0.6 million. These MPSUs will vest if the average closing price of the Company’s common stock equals or exceeds specified target prices for 20 consecutive trading days during the performance period, which extends from the grant date through December 31, 2027. Vesting of these MPSUs is also subject to continued service by the award holders through each applicable vesting date. As of June 30, 2025, none of these MPSUs have vested.
In the second quarter of 2024, the Company’s board of directors granted 805,494 market performance-based restricted stock units to certain executive officers with a grant date fair value of $6.8 million. These MPSUs vest following three annual performance periods beginning in 2024, each in an amount equal to one-third of the target number of MPSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned MPSUs capped at 125% for the first two performance periods. Vesting of these MPSUs is also subject to continued service by the award holders through the end of each performance period. As of June 30, 2025, 99,652 of these MPSUs have vested.
In the second quarter of 2023, the Company’s board of directors granted 203,000 market performance-based restricted stock units to certain executive officers with a grant date fair value of $2.5 million. These MPSUs vest following three annual performance periods beginning in 2023, each in an amount equal to one-third of the target number of MPSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned MPSUs capped at 125% for the first two performance periods. Vesting of these MPSUs is also subject to continued service by the award holder through the end of each performance period. In May 2023, an additional 32,204 MPSUs were issued in connection with the anti-dilution adjustment. As of June 30, 2025, 47,819 of these MPSUs have vested.
In the fourth quarter of 2022, the Company’s board of directors granted 341,404 market performance-based restricted stock units to an executive officer with a grant date fair value of $4.2 million. These MPSUs vest following three annual performance periods beginning in 2023, each in an amount equal to one-third of the target number of MPSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned MPSUs capped at 125% for the first two performance periods. Vesting of these MPSUs is also subject to continued service by the award holder through the end of each performance period. In May 2023, an additional 54,167 MPSUs were issued in connection with the anti-dilution adjustment. As of June 30, 2025, 75,976 of these MPSUs have vested.
Stock Options
A total of 461,787 stock options were exercised and 104,258 stock options were cancelled and forfeited in the six months ended June 30, 2025.
Stock-Based Compensation
The stock-based compensation expense by line item in the condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue
Subscription and other platform	$394	$687	$819	$1,355
Professional services	127	129	263	250
Total cost of revenue	521	816	1,082	1,605
Sales and marketing	2,100	3,338	4,247	6,396
Research and development	1,373	2,246	2,726	4,374
General and administrative	3,384	5,676	6,453	10,038
Total stock-based compensation expense	$7,378	$12,076	$14,508	$22,413

The following table presents the unrecognized stock-based compensation expense and weighted-average recognition periods as of June 30, 2025 (in thousands, except years):

	Restricted Stock	ESPP
Unrecognized stock-based compensation expense	$35,187	$60
Weighted-average amortization period	1.73 years	0.38 years
Note 10. Other Income, Net
Other income, net consisted of the following for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$(1,513)	$(939)	$(3,006)	$(1,794)
Accretion on marketable securities	(363)	(1,428)	(839)	(2,935)
Foreign currency (gains) losses	(212)	66	(229)	153
Other	(2)	(4)	(2)	(6)
Other income, net	$(2,090)	$(2,305)	$(4,076)	$(4,582)

Note 11. Income Taxes
The Company’s provision for income taxes were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Provision for income taxes	$176	$411	$381	$906

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. The Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision quarterly. Provision for income taxes for the three and six months ended June 30, 2025 decreased $0.2 million and $0.5 million, respectively, compared to the three and six months ended June 30, 2024. The quarter to date decrease in provision for income taxes was primarily driven by lower earnings in foreign jurisdictions and by an increased tax benefit related to stock-based compensation recognized in one foreign jurisdiction. The year to date decrease in provision for income taxes was primarily driven by lower foreign exchange gains in foreign jurisdictions and by an increased tax benefit related to stock-based compensation recognized in one foreign jurisdiction.

The Company regularly performs an assessment of the likelihood of realizing benefits of its deferred tax assets. As of June 30, 2025, the Company recorded a valuation allowance against its U.S. deferred tax assets based on available evidence. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine it is more likely than not that such deferred tax assets may be realizable.
Utilization of net operating loss carryforwards, tax credits and other attributes may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

On July 4, 2025, President Trump signed the One Big Beautiful Bill (“OBBB”) Act, enacting comprehensive U.S. corporate tax legislation. The OBBB Act permanently extends and modifies provisions originally introduced under the Tax Cuts and Jobs Act of 2017 and introduces new measures. Key provisions include the permanent restoration of bonus depreciation allowances, revised limitations on the deductibility of business interest expense, and the reintroduction of immediate expensing of U.S. research and development costs. Under ASC 740, the effects of enacted tax law changes are recognized in the interim period that includes the enactment date. The Company completed a preliminary analysis and determined that the OBBB Act does not have a significant impact on its consolidated financial statements due to its valuation allowance. The Company will continue monitoring developments in federal and state legislation and conformity rules, and will record any resulting tax impacts in the third quarter of 2025.
Note 12. Net Loss Per Share
The following tables set forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(7,277)	$(11,175)	$(15,980)	$(21,878)
Net loss per share of common stock, basic and diluted	$(0.17)	$(0.27)	$(0.38)	$(0.53)
Weighted-average common stock outstanding, basic and diluted	42,577,487	41,991,996	42,334,239	41,652,834

The following table sets forth the potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	4,981,514	6,344,587	4,981,514	6,344,587
Restricted stock units	5,084,253	6,585,440	5,084,253	6,585,440
Performance stock units	1,207,122	1,219,062	1,207,122	1,219,062
ESPP purchase rights	60,288	70,022	60,288	70,022
Total antidilutive securities	11,333,177	14,219,111	11,333,177	14,219,111

Note 13. Related Party Transactions
The Company incurred engineering and quality assurance costs from a third-party vendor in the three and six months ended June 30, 2025 and 2024. The chief executive officer of the third-party vendor is considered an immediate family member of the Company’s chief technology officer. The Company recorded $0.7 million and $1.4 million in the three and six months ended June 30, 2025, respectively, and $0.7 million and $1.3 million in the three and six months ended June 30, 2024, respectively, in research and development expense relating to this third-party vendor on the condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the Company recorded $0.7 million and $0.4 million, respectively, in accounts payable and accrued liability on the condensed consolidated balance sheets for the amount owed to this third-party vendor.
Note 14. Restructuring
As part of the continued effort to reduce its cost structure and lower its net loss, the Company pursued additional reductions in its workforce in the three and six months ended June 30, 2025. The following table summarizes the restructuring costs, which primarily include severance and one-time termination benefits, in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue
Subscription and other platform	$95	$21	$494	$213
Professional services	6	1	30	13
Total cost of revenue	101	22	524	226
Sales and marketing	419	330	778	1,005
Research and development	127	—	127	112
General and administrative	77	149	77	339
Total restructuring costs	$724	$501	$1,506	$1,682

The Company made restructuring related payments of $0.4 million and $1.1 million in the three and six months ended June 30, 2025, respectively, and $0.8 million and $1.5 million in the three and six months ended June 30, 2024. The restructuring liability was included in accrued and other current liabilities on the condensed consolidated balance sheets and was not material as of June 30, 2025 and December 31, 2024.
The Company expects to incur additional restructuring costs of $0.1 million to $0.4 million in the third quarter of 2025 and may incur additional costs in future periods for restructuring activities.

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
The following table presents the Company’s segment revenue, expenses and net loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$35,333	$37,349	$70,066	$75,076
Less segment cost and expenses:
Cost of revenue(1)	8,280	8,722	16,822	17,715
Sales and marketing(1)	15,494	16,119	31,490	33,135
Research and development(1)	7,140	6,835	14,097	13,816
General and administrative(1)	6,213	6,656	12,787	13,530
Other expenses(2)	5,483	10,192	10,850	18,758
Net loss	$(7,277)	$(11,175)	$(15,980)	$(21,878)

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
The following table presents the property and equipment, net of depreciation and amortization, by geographic region as of the periods presented (in thousands):

	June 30, 2025	December 31, 2024
United States	$5,130	$6,487
EMEA	151	173
Other	9	13
Total property and equipment, net	$5,290	$6,673

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
We sell subscriptions to our platform’s products that are backed by analytics and our ecosystem of third-party integrations. Before 2013, we offered services and licensed software for managing webinars and virtual events primarily on a per event basis. In 2013, we transitioned to be a software-as-a-service company with the release of ON24 Elite as our self-service cloud-based subscription product. ON24 Virtual Conference, which we have de-emphasized, was also launched as a managed-service cloud-based subscription product. Substantially all our customers subscribe to ON24 Elite, which is our Core Platform’s flagship product, and enables customers to seamlessly broadcast video-based content and drive real-time interactivity in a single immersive experience. We continue to add additional products to our Core Platform.
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
In May 2025, we introduced ON24 IQ Intelligent agents (“ON24 IQ”) that are purpose built to significantly streamline manual, repetitive task work and keep audiences engaged. ON24 IQ can take on much of the online event creation and event Q&A handling and maximize customer engagement for every event experience.
We deliver our platform products as cloud-based subscriptions that are easy to use and purpose-built for sales, marketing and other customer-facing professionals. As of June 30, 2025, we had 1,566 customers.
Our revenue for the second quarter and first half of 2025 was $35.3 million and $70.1 million, respectively, compared to $37.3 million and $75.1 million for the same periods of 2024, representing a period-over-period decrease of 5% and 7%. We had a net loss of $7.3 million and $16.0 million for the second quarter and first half of 2025, respectively, and $11.2 million and $21.9 million for the same periods of 2024.
Key Factors Affecting Our Performance
Cost Management
As part of the continued effort to reduce our cost structure and lower our net loss, we pursued additional workforce reductions in the first half of 2025. We expect to incur additional restructuring costs in the third quarter of 2025 related to our ongoing cost reduction efforts.
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
Innovation and Expansion of Our Platform
We plan to continually develop new products that enhance the functionality of our platform, improve our user experiences and drive customer engagement in order to further capitalize on new opportunities, which includes building AI-powered capabilities into our product offerings. In 2024, we rolled out our AI-powered ACE across the platform, followed by the release of our Lumina Design System in March 2025 and ON24 IQ in May 2025. We intend to sell these new solutions to both existing and new customers, with the goal of driving an increase in revenue as the breadth and depth of our solutions and use cases expands. We also intend to continue investing in our platform and related infrastructure over time to improve capacity, security and scalability. These development efforts will require significant investments, some of which may be episodic or otherwise cause our expenses to vary from period to period.

International Expansion
We believe the expansion of real-time, revenue-generating marketing intelligence in international markets is a significant opportunity. For the second quarter and first half of 2025, approximately 22% and 23% of our revenue came from outside the United States, compared to 23% in each respective period of 2024. We believe there is a compelling opportunity to continue to elevate expansion opportunities for our solutions internationally, both in countries where we currently operate and countries where we do not yet sell subscriptions to our solutions. Expanding our international operations will require considerable management attention and other resources and may present challenges associated with complying with local expectations, customs, laws and regulations, and geopolitical disputes (including the Ukraine-Russia war and the conflict in the Middle East), which may impact our ability to sell subscriptions to our solutions and otherwise cause our results to vary from period to period.
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

	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Jun 30, 2024	Mar 31, 2024
Customers	1,566	1,604	1,645	1,682	1,698
ARR	$127,135	$128,160	$129,659	$133,702	$136,480
ARR - Core Platform(1)	$125,084	$125,902	$127,341	$131,032	$133,265
$100k Customers	304	299	305	319	324

(1)ARR for Core Platform excludes Virtual Conference product.
Number of Customers
Our substantial customer base reflects the broad market awareness of our platform. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. We serve customers of all sizes, ranging from small businesses to global Fortune 100 organizations across a diverse set of industries, including technology, financial services, healthcare, industrial and manufacturing, professional services and B2B information services companies. We had a diverse customer base of 1,566 customers as of June 30, 2025. We have seen a decrease in our customer count in recent years, and our net customers decreased by 38 in the second quarter of 2025 compared to the first quarter of 2025, primarily due to a net reduction in SMB customers during the period. While we believe the change in our net customer numbers reflects the current budget pressures in marketing departments in some organizations, our platform is designed with a long-term view toward our customer relationships and to grow with customers as their needs expand.
Annual Recurring Revenue
We believe that ARR is a key metric to measure our business because it is driven by our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. ARR is calculated as the sum of the annualized value of our subscription contracts as of the measurement date, including existing customers with expired contracts that we expect to be renewed. Our ARR amounts exclude professional services and overages from subscription customers. As of June 30, 2025, December 31, 2024 and June 30, 2024, our ARR was $127.1 million, $129.7 million and $133.7 million, respectively, and our ARR for Core Platform, which excludes Virtual Conference product, was $125.1 million, $127.3 million and $131.0 million, respectively. The decrease in ARR from the first quarter of 2025 was primarily due to customer churn and fewer new customers acquired during the period, offset in part by increased contract expansions among existing customers. The decrease in ARR from December 31, 2024 was primarily due to customer churn and fewer new customers acquired during the period.
Customers Contributing $100,000 or More to ARR
As of June 30, 2025, March 31, 2025 and December 31, 2024, we had 304, 299 and 305 $100k Customers, respectively, demonstrating our penetration of larger organizations. The increase in $100k Customers from March 31, 2025 was primarily driven by improved customer retention and contract expansions among existing customers. The number of $100k Customers as of June 30, 2025 was relatively consistent with December 31, 2024.

Results of Operations
We manage and operate as one reportable segment. The discussion below summarizes our results of operations for the periods presented, which we derived from the condensed consolidated financial statements included elsewhere in this Report.
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Revenue:
Subscription and other platform	$32,441	$34,147	$64,742	$68,976
Professional services	2,892	3,202	5,324	6,100
Total revenue	35,333	37,349	70,066	75,076
Cost of revenue:
Subscription and other platform(1)(4)	6,497	7,032	13,000	14,378
Professional services(1)(4)	2,304	2,506	4,904	4,942
Total cost of revenue	8,801	9,538	17,904	19,320
Gross profit	26,532	27,811	52,162	55,756
Operating expenses:
Sales and marketing(1)(4)	17,594	19,457	35,737	39,531
Research and development(1)(2)(4)	8,513	9,081	16,823	18,190
General and administrative(1)(3)(4)	9,597	12,332	19,240	23,568
Total operating expenses	35,704	40,870	71,800	81,289
Loss from operations	(9,172)	(13,059)	(19,638)	(25,533)
Interest expense	19	10	37	21
Other income, net	(2,090)	(2,305)	(4,076)	(4,582)
Loss before provision for income taxes	(7,101)	(10,764)	(15,599)	(20,972)
Provision for income taxes	176	411	381	906
Net loss	$(7,277)	$(11,175)	$(15,980)	$(21,878)

(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue
Subscription and other platform	$394	$687	$819	$1,355
Professional services	127	129	263	250
Total cost of revenue	521	816	1,082	1,605
Sales and marketing	2,100	3,338	4,247	6,396
Research and development	1,373	2,246	2,726	4,374
General and administrative	3,384	5,676	6,453	10,038
Total stock-based compensation expense	$7,378	$12,076	$14,508	$22,413

(2)Research and development expense includes amortization of the acquired intangible asset of $144 thousand and $276 thousand for the three and six months ended June 30, 2025, respectively, and $138 thousand and $276 thousand for the three and six months ended June 30, 2024, respectively.
(3)General and administrative expense for the three and six months ended June 30, 2025 includes legal costs associated with our IPO class action securities litigation of nil and $232 thousand, respectively. In prior periods the amounts were less meaningful to our results and thus not shown separately.

(4)The results of operations include restructuring costs, which primarily represent severance and related expense due to restructuring activities, as follows. See Note 14 to the condensed consolidated financial statements for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue
Subscription and other platform	$95	$21	$494	$213
Professional services	6	1	30	13
Total cost of revenue	101	22	524	226
Sales and marketing	419	330	778	1,005
Research and development	127	—	127	112
General and administrative	77	149	77	339
Total restructuring costs	$724	$501	$1,506	$1,682

Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$32,441	92%	$34,147	91%	$(1,706)	(5)%
Professional services	2,892	8%	3,202	9%	(310)	(10)%
Total revenue	$35,333	100%	$37,349	100%	$(2,016)	(5)%

	Six Months Ended June 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$64,742	92%	$68,976	92%	$(4,234)	(6)%
Professional services	5,324	8%	6,100	8%	(776)	(13)%
Total revenue	$70,066	100%	$75,076	100%	$(5,010)	(7)%

	Three Months Ended June 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Core Platform
Subscription and other platform	$31,885	90%	$33,479	90%	$(1,594)	(5)%
Professional services	2,695	8%	3,006	8%	(311)	(10)%
Total core platform revenue	34,580	98%	36,485	98%	(1,905)	(5)%
Virtual Conference
Subscription and other platform	556	1%	668	1%	$(112)	(17)%
Professional service	197	1%	196	1%	1	1%
Total virtual conference revenue	753	2%	864	2%	(111)	(13)%
Total revenue	$35,333	100%	$37,349	100%	$(2,016)	(5)%

	Six Months Ended June 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Core Platform
Subscription and other platform	$63,643	91%	$67,539	90%	$(3,896)	(6)%
Professional services	5,089	7%	5,761	8%	(672)	(12)%
Total core platform revenue	68,732	98%	73,300	98%	(4,568)	(6)%
Virtual Conference
Subscription and other platform	1,099	1%	1,437	2%	(338)	(24)%
Professional service	235	1%	339	—%	(104)	(31)%
Total virtual conference revenue	1,334	2%	1,776	2%	(442)	(25)%
Total revenue	$70,066	100%	$75,076	100%	$(5,010)	(7)%

Total revenue decreased $2.0 million, or 5%, in the second quarter of 2025 and decreased $5.0 million, or 7%, in the first half of 2025, compared to the same periods of 2024. Revenue excluding our Virtual Conference product decreased $1.9 million. or 5%, in the second quarter of 2025 and decreased $4.6 million, or 6%, in the first half of 2025, compared to the same periods of 2024. We continue to see less demand for our Virtual Conference product and we have deemphasized this product.
Subscription and other platform revenue decreased $1.7 million in the second quarter of 2025 and decreased $4.2 million in the first half of 2025, compared to the same periods of 2024. Subscription and other platform revenue excluding our Virtual Conference product decreased $1.6 million in the second quarter of 2025 and decreased $3.9 million in the first half of 2025 compared to the same periods of 2024. The decrease in each respective period was primarily due to lower net customers and reduced ARR as discussed in the section titled “Key Business Metrics.”
Professional services revenue decreased $0.3 million in the second quarter of 2025 and decreased $0.8 million in the first half of 2025 compared to the same periods of 2024. Professional services revenue excluding our Virtual Conference product decreased $0.3 million in the second quarter of 2025 and decreased $0.7 million compared to the same periods of 2024. These decreases were primarily due to more customers electing to be “self-service” and not utilize our professional services offerings as well as a decrease in total customer count which reduced the demand for our professional services.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$6,497	18%	$7,032	19%	$(535)	(8)%
Professional services	2,304	7%	2,506	7%	(202)	(8)%
Total cost of revenue	$8,801	25%	$9,538	26%	$(737)	(8)%
Gross profit	$26,532	75%	$27,811	74%	$(1,279)	(5)%
Gross margin	75%		74%

	Six Months Ended June 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$13,000	19%	$14,378	19%	$(1,378)	(10)%
Professional services	4,904	7%	4,942	7%	(38)	(1)%
Total cost of revenue	$17,904	26%	$19,320	26%	$(1,416)	(7)%
Gross profit	$52,162	74%	$55,756	74%	$(3,594)	(6)%
Gross margin	74%		74%
Cost of Revenue
Cost of revenue decreased $0.7 million, or 8% in the second quarter of 2025 and decreased $1.4 million, or 7%, in the first half of 2025, compared to the same periods of 2024, primarily reflecting the result of our active cost management and headcount reduction associated with our restructuring activities.
Gross Margin
Gross margin was 75% for the second quarter of 2025 compared to 74% of the same period in 2024. Gross margin for the first half of 2025 remained consistent with the first half of 2024. While we continued to invest in our cloud infrastructure capabilities to support our ongoing business needs, we also made cost reductions across our business to enhance efficiency.
We expect gross margin for the full year of 2025 to be relatively consistent with 2024. We have continued to increase our utilization of the public cloud for our newer product offerings while we actively manage costs given the current macro-economic environment.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$17,594	50%	$19,457	52%	$(1,863)	(10)%

	Six Months Ended June 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$35,737	51%	$39,531	53%	$(3,794)	(10)%
Sales and marketing expense decreased $1.9 million, or 10%, in the second quarter of 2025 and decreased $3.8 million, or 10%, in the first half of 2025, compared to the same periods of 2024. The decrease in each respective period was primarily attributable to lower personnel-related expenses resulting from headcount reduction associated with our restructuring activities.
We expect our sales and marketing expense for the full year of 2025 to decrease in absolute dollars compared to 2024 as we continue to tighten our sales and marketing spend given the current macro-economic environment while supporting demand for our digital experiences and our next generation intelligent engagement platform.
Research and Development

	Three Months Ended June 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Research and development	$8,513	24%	$9,081	24%	$(568)	(6)%

	Six Months Ended June 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Research and development	$16,823	24%	$18,190	24%	$(1,367)	(8)%
Research and development expense decreased $0.6 million, or 6%, in the second quarter of 2025 and decreased $1.4 million, or 8%, in the first half of 2025, compared to the same periods of 2024. The decrease in each respective period was primarily attributable to lower stock-based-compensation expense. We have been applying a disciplined approach to focus our investments on research and development areas that we believe offer the greatest opportunities, including investments in our generative AI capabilities such as ACE and ON24 IQ, as we expand our platform and bring new products to the market.
We expect our research and development expense for the full year of 2025 to fluctuate in absolute dollars compared to 2024 as we focus on further developing our platform and infrastructure while we actively manage costs given the current macro-economic environment.
General and Administrative

	Three Months Ended June 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$9,597	27%	$12,332	33%	$(2,735)	(22)%

	Six Months Ended June 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$19,240	27%	$23,568	31%	$(4,328)	(18)%

General and administrative expense decreased $2.7 million, or 22%, in the second quarter of 2025 and decreased $4.3 million, or 18%, in the first half of 2025, compared to the same periods of 2024. The decrease in each respective period was primarily attributable to the $2.3 million and $3.6 million decrease in stock-based compensation expense. The remainder of the decrease reflects our continued focus on active cost management.
We expect our general and administrative expense for the full year of 2025 to decrease moderately in absolute dollars compared to 2024 as we continue to actively manage costs given the current macro-economic environment.
Interest Expense

	Three Months Ended June 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$19	—%	$10	—%	$9	90%

	Six Months Ended June 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$37	—%	$21	—%	$16	76%
Interest expense in the second quarter and first half of 2025 remained relatively flat in absolute dollars compared to the same periods of 2024.
Other Income, Net

	Three Months Ended June 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income, net	$(2,090)	(6)%	$(2,305)	(6)%	$215	(9)%

	Six Months Ended June 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income, net	$(4,076)	(6)%	$(4,582)	(6)%	$(506)	(11)%
The decrease in other income, net in the second quarter and first half of 2025 compared to the same periods of 2024 was primarily driven by lower investment income. See Note 10 to the condensed consolidated financial statements for additional information.

Provision for Income Taxes

	Three Months Ended June 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income, net	$176	—%	$411	1%	$(235)	(57)%

	Six Months Ended June 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Provision for income taxes	$381	1%	$906	1%	$(525)	(58%)
The decrease in provision for income taxes in the second quarter compared to the same period of 2024 was primarily driven by lower earnings in foreign jurisdictions and an increased benefit related to stock-based compensation recognized in one foreign jurisdiction. The decrease in provision for income taxes in the first half of 2025 compared to the same period of 2024 was primarily driven by lower foreign exchange gains in foreign jurisdictions and an increased tax benefit related to stock-based compensation recognized in one foreign jurisdiction.
Liquidity and Capital Resources
As of June 30, 2025, we had cash, cash equivalents and marketable securities of $179.6 million. Our investments generally consist of money market mutual funds, U.S. Treasury securities, U.S. Agency securities and debt securities, all of which are available for use in our current operations. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We have historically funded our liquidity requirements through sales of convertible preferred stock, cash generated from our operations, borrowings and availability under our revolving credit facility, and through our initial public offering (“IPO”) in February 2021.
In May 2025, our board of directors approved a $50 million share repurchase program (the “2025 Repurchase Program”) authorizing us to repurchase shares of common stock on a discretionary basis from time to time through open market purchases, privately negotiated transactions, or other means. The 2025 Repurchase Program does not obligate us to acquire any specific amount of common stock and may be modified, suspended, or discontinued at any time at our discretion. We expect repurchases under the 2025 Repurchase Program to extend over multiple quarters. Combined with our recently completed $25 million share repurchase program, we repurchased $4.3 million and $8.8 million of common stock (including commissions) in the second quarter and first half of 2025, respectively. In the third quarter of 2025 through August 8, 2025, we repurchased an additional $2.5 million of common stock (including commissions) and had $43.2 million available for future share repurchases under the 2025 Repurchase Program.
We continued to pursue workforce reductions to further reduce our cost structure and incurred aggregate restructuring costs of $0.7 million and $1.5 million in the second quarter and first half of 2025, primarily related to severance and one-time termination benefits. See Note 14 to the condensed consolidated financial statements for further information. We expect to incur additional restructuring costs of $0.1 million to $0.4 million in the third quarter of 2025 related to our ongoing cost reduction efforts and may incur additional costs in future periods for restructuring activities.
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

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$5,979	$3,526
Net cash provided by (used in) investing activities	24,733	(31,941)
Net cash used in financing activities	(8,099)	(9,114)
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
Net cash provided by operating activities is primarily impacted by our net loss adjusted for certain non-cash items such as stock-based compensation, depreciation and amortization, amortization of deferred contract acquisition costs, amortization (accretion) on marketable securities, as well as the effect of changes in operating assets and liabilities. Our cash flows from operating activities provided net cash of $6.0 million in the first half of 2025 compared to $3.5 million in the same period of 2024, resulting in an increase of cash inflow of $2.5 million. This favorable change was primarily attributable to the $5.9 million decrease in net loss and $3.7 million favorable changes in operating assets and liabilities between the periods, partially offset by the $7.0 million decrease in non-cash expenses. We made total restructuring related payments of $1.1 million in the first half of 2025 compared to $1.5 million in the same period of 2024. See Note 14 to the condensed consolidated financial statements for additional information.
The total non-cash adjustments for the first half of 2025 was $24.5 million compared to $31.5 million for the same period of 2024. This $7.0 million unfavorable change was primarily driven by a $7.9 million decrease in stock-based compensation expense for the comparable six-month periods.
Working capital used cash of $2.6 million in the first half of 2025 compared to $6.3 million in the same period of 2024, a decrease of cash outflow of $3.7 million. This favorable change in working capital was impacted by, among other items, the timing of vendor payments and prepayment, the timing of cash receipts from customers as well as our active cost management.
Investing Activities
Net cash provided by investing activities for the first half of 2025 was $24.7 million compared to used cash of $31.9 million for the same period of 2024. The favorable change was primarily driven by a decrease in purchases of marketable securities of $58.2 million, offset in part by a decrease in proceeds from maturities and sales of marketable securities of $1.1 million.
Our most significant capital expenditures have been investments in our equipment to support ongoing operations. We expect our capital investment to continue in the future.
Financing Activities
Net cash used in financing activities for the first half of 2025 was $8.1 million compared to $9.1 million for the same period of 2024. This favorable change was primarily driven by the decreased spending on share repurchases during the period.
Debt Obligations
Revolving Credit Facility
In August 2024, we amended our revolving credit facility with Comerica Bank to decrease our borrowing capacity from a maximum of $50.0 million to $25.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows us to borrow up to $25.0 million if we maintain at least $100.0 million on deposit with Comerica Bank. If such deposit is less than $100.0 million, we may borrow up to the lesser of $25.0 million or an amount determined by our trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate. As of June 30, 2025, we had not drawn down on our line of credit. The terms of the agreement permit voluntary prepayment without premium or penalty. The agreement also permits payment of dividends and share repurchases from open market purchases or through an accelerated share repurchase program, subject to certain terms and conditions. The revolving credit facility matures in August 2026 and is secured by substantially all of our assets. We are required to pay a quarterly commitment fee of 0.10% per annum on the undrawn portion available under the revolving line of credit. We had an outstanding standby letter of credit of $1.2 million as a guarantee for a leased space as of June 30, 2025.

Outstanding principal amounts on the revolving credit facility incur interest at a rate equal to Comerica Bank’s prime referenced rate, as defined in the loan agreement. The referenced prime rate was 7.50% as of June 30, 2025 and December 31, 2024.
Commitments and Contractual Obligations
The following table summarizes our non-cancelable contractual obligations as of June 30, 2025 (in thousands):

	Payments Due by Period
	Total	Remainder2025	2026 to 2027	2028 to 2029	2030 and Thereafter
Operating lease obligations(1)	$7,549	$975	$2,652	$2,466	$1,456
Purchase commitments(2)	3,628	1,671	1,957	—	—
Other(3)	3,496	2,149	1,347	—	—
Total	$14,673	$4,795	$5,956	$2,466	$1,456

(1)Amounts include a new 65-month headquarters lease that we entered into in June 2025, with total committed lease payments of approximately $5.4 million. This lease is estimated to commence in October 2025 and, as such, is not included on our consolidated balance sheets as of June 30, 2025. See Note 8 to condensed consolidated financial statements for additional information.
(2)Amounts primarily represent our commitments under various software license and hosting facilities and services agreements. See Note 8 to condensed consolidated financial statements for additional information.
(3)Amounts represent our recognized commitments under various software license agreements and are included in our accrued liabilities, accounts payable and other long-term liabilities on our condensed consolidated balance sheets.
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
The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of June 30, 2025 (in thousands):

	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value as of June 30, 2025	50 BPS	100 BPS	150 BPS
Marketable securities	$143,213	$142,751	$142,290	$141,828	$141,366	$140,905	$140,443

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2025. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our revenue has decreased in recent periods and our revenue could continue to decline for a number of reasons, including due to reduced budgets for our customers, increased emphasis on in-person marketing and competitive dynamics. Although we experienced significant revenue growth in 2021 and 2020, including a revenue increase of 30% in 2021 compared to 2020, in subsequent years we have seen declines. For example, in the three and six months ended June 30, 2025, our revenue decreased 5% and 7%, respectively, compared to the same periods of 2024. If our revenue does not increase in future periods, our business, financial condition and results of operations could be harmed. Furthermore, if we cannot attract new customers to our platform or our existing customers do not continue their subscriptions, our business, financial condition and results of operations would be harmed.
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
Our quarterly results of operations and financial condition may vary significantly in the future, and period-to-period comparisons may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and financial condition may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. For example, our revenue decreased in the first two quarters of 2025 compared to the same periods in 2024 and we may face similar declines in future periods. Further, because we generally invoice our customers at the beginning of the contractual terms of their subscriptions to our solutions, our financial condition reflects deferred revenue that we recognize ratably as revenue over the contractual term. In recent years, we have observed fewer new subscriptions and renewals, and our cash and deferred revenue have decreased. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include:
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
We had a net loss of $7.3 million and $16.0 million in the three and six months ended June 30, 2025, respectively, and $11.2 million and $21.9 million in the same periods of 2024, and we may incur net losses in the future. We intend to continue to expend funds on our direct sales force and marketing efforts to attract new customers and increase usage of our platform and products by our existing customers, to develop and enhance our platform and for general corporate purposes. To the extent we are successful in increasing our customer base, we may also incur increased losses because most of the costs associated with acquiring customers (other than sales commissions) are incurred up front, while the related subscription revenue is generally recognized ratably over the applicable subscription term. In addition, we may incur increased losses because most of the costs associated with acquiring customers, including sales commissions, require us to make cash outlays at the time we acquire a customer, and, similarly, the timing of our recognition of subscription revenue and sales commissions may not correspond with our cash position. Our subscriptions typically have terms of one year that automatically renew for successive one-year terms unless terminated. We also have certain customers with subscription terms for up to three years. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses and any increase in our cost of sales, including as a result of a shift to a hybrid cloud. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of subscriptions to our platform, and the entry or the success of competitive products and services. As a result, we may not achieve or maintain profitability in future periods.
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
A substantial portion of our business is with large Enterprise customers. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. As of June 30, 2025, we had 304 $100k Customers, which are generally large organizations, representing 67% of our ARR. The timing of our sales with our Enterprise customers and related revenue recognition is difficult to predict because of the length and uncertainty of the sales cycle for these customers. We are often required to spend significant time and resources to educate and familiarize these potential customers with the value proposition of paying for our platform. The length of our sales cycle for these customers, from initial evaluation to payment for our platform, is often around three to six months or more and can vary substantially from customer to customer. As a result, it is difficult to predict whether and when a sale will be completed. An inability to increase our Enterprise customer base could harm our business.
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
We have significant operations outside of the United States. In the three and six months ended June 30, 2025, we generated 22% and 23%, respectively, of our revenue from customers outside of the United States. In prior periods, we have focused on expanding our international operations and we may return to doing so in future periods. For example, in 2020, we established a subsidiary in Japan to support our operations in the Asia-Pacific region and in 2022 we established a subsidiary in Germany to support our operations in the EMEA. Future efforts to expand our current international operations, including entering new markets or countries, may not be effective. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems and commercial markets. Any future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to special risks, including risks associated with:
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
Our business depends on a strong brand, and if we are not able to maintain, enhance, and effectively promote our brand, our ability to expand our base of users will be impaired and our business will be harmed.
We believe that our brand identity and awareness have contributed to our success. We believe that the importance of our brand and market awareness of the benefits of our platform and products will increase as competition in our market further intensifies. Successful promotion of our brand will depend on a number of factors, including the effectiveness of our marketing efforts, thought leadership, our ability to provide a high-quality, reliable and cost-effective platform, the perceived value of our platform and products and our ability to provide quality customer success and support experience. The increasing use of AI-powered search engines, chatbots, and other similar tools may lead customers and prospects to rely on AI-generated information, which may not mention or be incomplete or inaccurate with respect to us, our brand, or our offerings, which may in turn harm our business. Brand promotion activities require us to make substantial investments. The promotion of our brand, however, may not generate brand interest from customers or increase revenue, and any increase in revenue may not offset the expenses we incur in building and maintaining our brand.
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
We primarily rely on a combination of patents, trade secrets, domain name protections, trademarks and copyrights, as well as confidentiality, license and subscription agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of June 30, 2025, we have 27 issued patents and 9 pending patent applications. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, the resulting patents may not effectively protect every significant feature of our solutions. For example, we have received a summary judgment ruling that a patent which is immaterial to our business is invalid. It is possible that our efforts to protect our intellectual property rights are unsuccessful.
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
As of June 30, 2025 and December 31, 2024, we had no outstanding indebtedness under the Revolving Credit Facility. We may incur indebtedness in the future, which may require us to secure such obligations with substantially all of our assets; to comply with various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments and engage in transactions with our affiliates; and to meet certain financial covenants. Any substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could restrict our business operations or have other adverse consequences, including the following:
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
We sell to customers globally and have international operations primarily in the United Kingdom, Australia, Singapore and Japan. To the extent we expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three and six months ended June 30, 2025, 13% of our revenue and 13% of our expenses were denominated in currencies other than U.S. dollars, compared to 13% of our revenue and 10% of our expense for the same periods in 2024. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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

In February 2024, we completed our $125 million capital return program, and in March 2025 we completed our $25 million share repurchase program. In May 2025, our board of directors approved our 2025 Repurchase Program which allows us to repurchase $50 million in shares of common stock on a discretionary basis from time to time through open market purchases, privately negotiated transactions, or other means, of which we had repurchased $4.3 million as of June 30, 2025. The 2025 Repurchase Program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, or to do so in any particular manner. Further, our share repurchases could affect the trading price, increase the concentration of ownership, increase the volatility and reduce the market liquidity for our common stock, which may result in a lower market valuation of our company. Repurchasing our common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, business opportunities, and other general corporate purposes. Even if we complete our 2025 Repurchase Program, we may not be successful in our goal of enhancing long-term stockholder value. As we use our cash resources in our 2025 Repurchase Program, we will have less cash to fund our operations and pursue other opportunities that may provide superior value to stockholders. We do not plan to pay cash dividends in the foreseeable future and we intend to retain any future earnings for use in the operation and expansion of our business. Our ability to pay dividends is restricted by the terms of our Revolving Credit Facility. As a result, stockholders should assume that sales of their common stock after price appreciation is the only way to realize any future gains on their investment.
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
The following table summarizes the repurchases of our shares of common stock in the second quarter of 2025.

Period	Total number of shares purchased	Average price paid per shares(1)	Total number of shares purchased as part of publicly announced plans or program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)(2)
May 1, 2025 to May 31, 2025	387,261	5.45	387,261	$47.9
June 1, 2025 to June 30, 2025	406,685	5.50	406,685	45.7
Total	793,946	$5.48	793,946	$45.7

(1)Includes commission of $0.02 per share paid to broker.
(2)In May 2025, our board of directors authorized the 2025 Repurchase Program for up to $50 million in share repurchases.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans
On May 14, 2025, Sharat Sharan, Chief Executive Officer, adopted a Rule 10b5-1 trading plan. Mr. Sharan’s plan provides for the sale of a specified portion of the net shares received on settlement of option exercises and a specified portion of the net shares received on settlement of RSUs and PSUs after sales to cover taxes, subject to certain limitations, by February 28, 2026. The total number of shares that may be sold pursuant to the plan is not yet determinable. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities. On May 14, 2025, Mr. Sharan entered into a sell-to-cover instruction that provides for sales of only such number of shares of our common stock as is necessary to satisfy the applicable tax withholding obligations arising from the vesting of RSUs and PSUs granted to him. The total number of shares that may be sold pursuant to the sell-to-cover instruction letter is not yet determinable. The instruction terminates on March 31, 2026. This instruction was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.
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

ON24, Inc.

Date: August 8, 2025	By:	/s/ Sharat Sharan
Sharat Sharan
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Steven Vattuone
Steven Vattuone
Chief Financial Officer
(Principal Financial and Accounting Officer)