Form 10-Q
period 2025-09-30
ON24 INC.
filed 2025-11-10
CIK 1110611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _____
Commission File Number: 001-39965

ON24, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3292599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
301 Howard Street, Suite 1100 San Francisco, CA	94105
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 369-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ONTF	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2025, the registrant had 42,282,395 shares of common stock outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

ON24, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$47,241	$14,933
Marketable securities	127,926	167,803
Accounts receivable, net of allowances and reserves of $3,524 and $4,040 as of September 30, 2025 and December 31, 2024, respectively	14,819	28,616
Deferred contract acquisition costs, current	8,747	10,784
Prepaid expenses and other current assets	7,315	6,194
Total current assets	206,048	228,330
Property and equipment, net	5,112	6,673
Operating right-of-use assets	1,183	2,297
Intangible asset, net	306	660
Deferred contract acquisition costs, non-current	11,248	12,199
Other long-term assets	891	794
Total assets	$224,788	$250,953
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,791	$2,746
Accrued and other current liabilities	14,999	16,394
Deferred revenue	57,764	66,687
Operating lease liabilities, current	589	2,372
Total current liabilities	77,143	88,199
Operating lease liabilities, non-current	778	1,016
Other long-term liabilities	2,542	2,326
Total liabilities	80,463	91,541
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share; 500,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 42,641,555 and 42,013,694 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3	4
Additional paid-in capital	514,157	507,188
Accumulated deficit	(370,024)	(347,669)
Accumulated other comprehensive income (loss)	189	(111)
Total stockholders’ equity	144,325	159,412
Total liabilities and stockholders’ equity	$224,788	$250,953

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Subscription and other platform	$31,987	$33,860	$96,729	$102,836
Professional services	2,615	2,465	7,939	8,565
Total revenue	34,602	36,325	104,668	111,401
Cost of revenue
Subscription and other platform	6,416	7,136	19,416	21,514
Professional services	2,323	2,202	7,227	7,144
Total cost of revenue	8,739	9,338	26,643	28,658
Gross profit	25,863	26,987	78,025	82,743
Operating expenses
Sales and marketing	16,419	19,498	52,156	59,029
Research and development	8,150	9,180	24,973	27,370
General and administrative	9,283	11,654	28,523	35,222
Total operating expenses	33,852	40,332	105,652	121,621
Loss from operations	(7,989)	(13,345)	(27,627)	(38,878)
Interest expense	82	6	119	27
Other income, net	(1,712)	(2,128)	(5,788)	(6,710)
Loss before provision for income taxes	(6,359)	(11,223)	(21,958)	(32,195)
Provision for income taxes	16	183	397	1,089
Net loss	$(6,375)	$(11,406)	$(22,355)	$(33,284)
Net loss per share
Basic and diluted	$(0.15)	$(0.27)	$(0.53)	$(0.80)
Weighted-average shares used in computing net loss per share
Basic and diluted	42,654,869	41,870,709	42,442,291	41,725,990

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(6,375)	$(11,406)	$(22,355)	$(33,284)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	21	451	309	205
Unrealized gain (loss) on available for sale debt securities, net of tax	106	752	(9)	223
Total other comprehensive income	127	1,203	300	428
Total comprehensive loss	$(6,248)	$(10,203)	$(22,055)	$(32,856)

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2025	42,671,261	$3	$513,601	$(363,649)	$62	$150,017
Repurchase of common stock	(1,287,003)	—	(7,011)	—	—	(7,011)
Issuance of common stock upon exercise of stock options	269,746	—	309	—	—	309
Issuance of common stock upon release of restricted stock units	987,551	—	—	—	—	—
Stock-based compensation expense	—	—	7,258	—	—	7,258
Other comprehensive income	—	—	—	—	127	127
Net loss	—	—	—	(6,375)	—	(6,375)
Balance as of September 30, 2025	42,641,555	$3	$514,157	$(370,024)	$189	$144,325

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2024	41,973,042	$4	$498,574	$(327,391)	$(340)	$170,847
Repurchase of common stock	(1,347,475)	—	(8,327)	—	—	(8,327)
Issuance of common stock upon exercise of stock options	471,370	—	690	—	—	690
Issuance of common stock upon release of restricted stock units	935,295	—	—	—	—	—
Stock-based compensation expense	—	—	11,876	—	—	11,876
Other comprehensive loss	—	—	—	—	1,203	1,203
Net loss	—	—	—	(11,406)	—	(11,406)
Balance as of September 30, 2024	42,032,232	$4	$502,813	$(338,797)	$863	$164,883

ON24, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	42,013,694	$4	$507,188	$(347,669)	$(111)	$159,412
Repurchase of common stock	(2,789,437)	(1)	(15,851)	—	—	(15,852)
Issuance of common stock upon exercise of stock options	731,533	—	782	—	—	782
Issuance of common stock upon release of restricted stock units	2,627,705	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan (“ESPP”)	58,060	—	272	—	—	272
Stock-based compensation expense	—	—	21,766	—	—	21,766
Other comprehensive income	—	—	—	—	300	300
Net loss	—	—	—	(22,355)	—	(22,355)
Balance as of September 30, 2025	42,641,555	$3	$514,157	$(370,024)	$189	$144,325

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	41,189,321	$4	$485,291	$(305,513)	$435	$180,217
Repurchase of common stock	(2,890,951)	—	(18,603)	—	—	(18,603)
Issuance of common stock upon exercise of stock options	938,313	—	1,469	—	—	1,469
Issuance of common stock upon release of restricted stock units	2,728,885	—	—	—	—	—
Issuance of common stock under ESPP	66,664	—	367	—	—	367
Stock-based compensation expense	—	—	34,289	—	—	34,289
Other comprehensive loss	—	—	—	—	428	428
Net loss	—	—	—	(33,284)	—	(33,284)
Balance as of September 30, 2024	42,032,232	$4	$502,813	$(338,797)	$863	$164,883

See accompanying notes to condensed consolidated financial statements.

ON24, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(22,355)	$(33,284)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,765	3,635
Stock-based compensation expense	21,766	34,289
Amortization of deferred contract acquisition costs	9,945	11,233
Provision for allowance for doubtful accounts and billing reserves	956	1,536
Non-cash lease expense	1,196	1,177
Accretion of marketable securities	(935)	(4,287)
Other	12	100
Changes in operating assets and liabilities:
Accounts receivable	12,841	12,653
Deferred contract acquisition costs	(6,957)	(6,794)
Prepaid expenses and other assets	(1,202)	(1,939)
Accounts payable	1,866	667
Accrued liabilities	(1,308)	(2,649)
Deferred revenue	(8,923)	(10,727)
Other liabilities	(2,155)	(1,789)
Net cash provided by operating activities	8,512	3,821
Cash flows from investing activities:
Purchase of property and equipment	(2,336)	(1,680)
Purchase of marketable securities	(82,118)	(152,925)
Proceeds from maturities of marketable securities	122,920	114,548
Proceeds from sale of marketable securities	—	10,556
Net cash provided by (used in) investing activities	38,466	(29,501)
Cash flows from financing activities:
Proceeds from exercise of stock options	782	1,684
Proceeds from issuance of common stock under ESPP	272	367
Payment for repurchase of common stock	(15,852)	(18,603)
Repayment of short-term financing and equipment loans	(81)	(72)
Repayment of finance lease obligations	—	(127)
Net cash used in financing activities	(14,879)	(16,751)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	217	241
Net increase (decrease) in cash, cash equivalents and restricted cash	32,316	(42,190)
Cash, cash equivalents and restricted cash, beginning of period	15,013	53,298
Cash, cash equivalents and restricted cash, end of period	$47,329	$11,108
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$47,241	$11,017
Restricted cash included in other assets, non-current	88	91
Total cash, cash equivalent and restricted cash	$47,329	$11,108
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$461	$708
Cash paid for interest	$8	$2
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its annual report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies during the nine months ended September 30, 2025.
Recently Issued Accounting Standards
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update modernizes the recognition and disclosure framework for internal-use software costs by eliminating the previous “development stage” model and introducing a more judgment based approach. Under the amended guidance, entities are required to begin capitalizing software costs when both of the following criteria are met: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform its intended function. ASU 2025-06 is effective with the Company’s 2027 reporting period, with early adoption permitted. This ASU may be applied prospectively, retrospectively, or using a modified transition approach. The Company is currently evaluating the impact of this update on its financial statements and disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The update provides an optional practical expedient for estimating expected credit losses on current accounts receivable and contract assets arising from transactions under ASC 606. Under this expedient, entities may assume that current conditions at the balance sheet date remain unchanged over the remaining life of these assets. This ASU is effective with the Company’s 2026 reporting period and will be applied prospectively. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements or disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as amended, which requires additional disclosures of specific expense categories included within each expense caption presented on the statements of operations. This ASU is effective with the Company’s 2027 annual reporting period and can be applied on a prospective or fully retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands income tax disclosure to require consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid. This ASU is effective with the Company’s 2026 annual reporting period, with early application permitted. The Company is currently evaluating the impact of the requirements and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and disclosures.
Note 2. Revenue
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic region based on the shipping address of customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$26,842	$27,902	$81,078	$85,715
EMEA	5,828	6,419	17,767	19,528
Other	1,932	2,004	5,823	6,158
Total revenue	$34,602	$36,325	$104,668	$111,401

No individual foreign country contributed 10% or more of the total revenue in the three and nine months ended September 30, 2025 and 2024.
No single customer accounted for 10% or more of the total revenue in the three and nine months ended September 30, 2025 and 2024. Additionally, no single customer accounted for 10% or more of accounts receivable as of September 30, 2025 and December 31, 2024.
Contract Balances
Accounts receivable: The Company records accounts receivable when the Company has a contractual right to consideration. In some arrangements, a right to consideration for the Company’s performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled receivable. As of September 30, 2025 and December 31, 2024, unbilled receivables were included within accounts receivable, net of allowance for doubtful accounts and billing reserves on the condensed consolidated balance sheets and were not material.
Contract assets: The Company records a contract asset when the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. Contract assets are included in prepaid expenses and other current assets in the condensed consolidated balance sheets and were not material as of September 30, 2025 and December 31, 2024.
Contract liabilities: The Company defers its revenue when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized during the following 12-month period and the remaining portion is recorded as noncurrent, which is included in other long-term liabilities on the condensed consolidated balance sheet. The amount of revenue recognized in three and nine months ended 2025 that was included in deferred revenue at the beginning of the period was $10.5 million and $57.7 million, respectively.
Remaining Performance Obligations
The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company may bill for the full term in advance or on an annual, quarterly or monthly basis, depending on the terms of the agreement. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $122.1 million, which consists of both billed consideration in the amount of $58.1 million and unbilled consideration in the amount of $64.0 million that the Company expects to recognize as revenue. As of September 30, 2025, the Company expects to recognize 72% of its remaining performance obligations as revenue over the subsequent 12 months and the remainder thereafter.

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
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years as the Company specifically anticipates renewals of customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. The Company determines the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of its platform and related significant features. Amortization of deferred contract acquisition costs was $3.0 million and $9.9 million for the three and nine months ended September 30, 2025, respectively, and $3.6 million and $11.2 million for the three and nine months ended September 30, 2024, respectively. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the condensed consolidated statements of operations.
The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. The Company had no impairment losses relating to deferred contract acquisition costs during the periods presented.
Note 3. Marketable Securities
Marketable securities consisted of the following as of the periods presented (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. Treasury securities	$127,784	$152	$(10)	$127,926
Total marketable securities	$127,784	$152	$(10)	$127,926

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. Treasury securities	$167,651	$244	$(92)	$167,803
Total marketable securities	$167,651	$244	$(92)	$167,803

The Company’s marketable securities have been classified as available for sale. All available for sale debt securities are available for use in current operations. Accordingly, they have been classified as current.
Marketable securities that have been in a continuous unrealized loss position consisted of the following as of the periods presented (in thousands):

	September 30, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$26,699	$(5)	$8,017	$(5)	$34,716	$(10)
Total	$26,699	$(5)	$8,017	$(5)	$34,716	$(10)

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$25,785	$(92)	$—	$—	$25,785	$(92)
Total	$25,785	$(92)	$—	$—	$25,785	$(92)

The Company periodically evaluates whether any security has experienced credit-related declines in fair value. The Company did not recognize any credit loss related to its available for sales debt securities in the three and nine months ended September 30, 2025 and 2024.
The amount of realized gains or losses from marketable securities that were reclassified out from accumulated other comprehensive income (loss) to other income, net was based on specific identification and such amount was immaterial in the three and nine months ended September 30, 2024. The Company did not have such transfers in the three and nine months ended September 30, 2025
The following summarizes the remaining contractual maturities of the Company’s marketable securities as of September 30, 2025 (in thousands):

Fair Value
One year or less	$88,188
Over one year through three years	39,738
Total marketable securities	$127,926

Note 4. Fair Value Measurement
The following tables summarize the Company’s financial instruments recorded at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash equivalents - money market mutual funds	$40,439	$—	$—	$40,439
Marketable securities
U.S. Treasury securities	—	127,926	—	127,926
Total cash equivalents and marketable securities	$40,439	$127,926	$—	$168,365

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash equivalents - money market mutual funds	$10,716	$—	$—	$10,716
Marketable securities
U.S. Treasury securities	—	167,803	—	167,803
Total cash equivalents and marketable securities	$10,716	$167,803	$—	$178,519

As of September 30, 2025 and December 31, 2024, the Company classified its cash equivalents within level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company classified its marketable securities within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded.

Note 5. Balance Sheets Components
Property and Equipment, Net
Property and equipment, net consisted of the following as of the periods presented (in thousands):

	September 30, 2025	December 31, 2024
Computer, equipment and software	$36,844	$36,198
Furniture and fixtures	1,121	1,106
Leasehold improvements	3,754	3,742
Property and equipment, gross	41,719	41,046
Less: Accumulated depreciation and amortization	(36,607)	(34,373)
Property and equipment, net	$5,112	$6,673

Depreciation and amortization expense for property and equipment was $1.0 million and $3.3 million for the three and nine months ended September 30, 2025, respectively, and $1.0 million and $3.2 million for the three and nine months ended September 30, 2024, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the periods presented (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation and benefits	$3,748	$3,711
Accrued bonus and commissions	4,455	5,839
Other	6,796	6,844
Accrued and other current liabilities	$14,999	$16,394

Note 6. Intangible Assets
The Company’s acquired intangible asset subject to amortization as of the periods presented was as follows (in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(1,966)	$734
Effect of foreign currency translation	(335)	(93)	(428)
Total	$2,365	$(2,059)	$306

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(1,543)	$1,157
Effect of foreign currency translation	(612)	115	(497)
Total	$2,088	$(1,428)	$660

The intangible asset is amortized on a straight-line basis over its useful life of 4 years. As of September 30, 2025, the intangible asset had a remaining amortization period of approximately 0.5 years.
The amortization expense was included in research and development in the condensed consolidated statements of operations as the acquired technology is used to enhance our existing product capabilities and was not material for the three and nine months ended September 30, 2025 and 2024.

The estimated future amortization expense for the intangible asset is as follows (in thousands):

Remainder 2025	$149
2026	157
Total	$306

Note 7. Credit Facility
In August 2024, the Company amended its revolving line of credit with a financial institution to decrease the Company's borrowing capacity from a maximum of $50.0 million to $25.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows the Company to borrow up to $25.0 million if the Company maintains at least $100.0 million on deposit at the institution. If such deposit is less than $100.0 million, the Company may borrow up to the lesser of $25.0 million or an amount determined by the Company's trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate, as defined by the agreement. As of September 30, 2025, the Company had not drawn down on its line of credit. The terms of the agreement permit voluntary prepayment without premium or penalty. The agreement also permits payment of dividends and share repurchases from open market purchases or through an accelerated share repurchase program, subject to certain terms and conditions. The revolving credit facility matures in August 2026 and is secured by substantially all of the Company’s assets. The outstanding principal balance on the revolving line of credit, if any, is due at maturity. The Company is required to pay quarterly in arrears a commitment fee of 0.10% per annum on the undrawn portion available under the revolving line of credit. As of September 30, 2025, the Company had outstanding standby letters of credit of $1.4 million as a guarantee for its leased space.
Interest on the revolving credit facility is payable monthly in arrears at a rate equal to the lender’s prime referenced rate as defined in the agreement. The prime referenced rate was 7.25% as of September 30, 2025 and 7.50% as of December 31, 2024.
The revolving credit facility is subject to certain restrictions and financial covenants, including the requirement of maintaining a minimum debt to EBITDA ratio when the Company’s aggregate borrowing exceeds $5.0 million and the Company fails to maintain $100.0 million in deposits. As of September 30, 2025, the Company was not subject to the financial covenant as the Company met the deposit requirement and had not drawn down from its line of credit.
Note 8. Commitment and Contingencies
Purchase Obligations
As of September 30, 2025, the Company has non-cancelable unrecognized purchase commitments primarily related to software license fees and hosting facilities and services as follows (in thousands):

Purchase Obligations(1)
Remainder 2025	$698
2026	1,761
Total	$2,459

(1)Excludes non-cancelable recognized purchase commitments related to software license fees of $3.7 million that are included in accrued liabilities, accounts payable and other long-term liabilities in the condensed consolidated balance sheets.
Lease
In June 2025, the Company entered into a 65-month lease agreement for its new headquarters located in San Francisco, California, with total committed lease payments of approximately $5.4 million. This lease commenced in October 2025 and, accordingly, is not included in the Company’s consolidated balance sheets as of September 30, 2025.
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

FASB ASC 450-20, Contingencies, sets forth the rules for accounting for uncertain tax positions for taxes not based on income. When a loss contingency exists, the likelihood of the incurrence of the liability can range from probable to remote. The Company believes it is reasonably possible that a loss will result from the sales and use tax assessments in the range of zero to $0.5 million. The Company has not recorded an accrual as of September 30, 2025 and December 31, 2024.
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
Note 9. Stockholders’ Equity and Equity Incentive Plan
Common Stock Reserved for Future Issuance
As of September 30, 2025, the Company had the following shares of common stock reserved for future issuance under its equity incentive plan and employee share purchase plan:

Stock options outstanding	4,697,712
Restricted stock outstanding	5,836,952
Remaining shares available for future grant under 2021 Equity Incentive Plan(1)	2,371,655
Remaining shares available for future issuance under 2021 Employee Stock Purchase Plan(2)	2,470,187
Total shares of common stock reserved as of September 30, 2025	15,376,506

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

The following table presents certain information regarding shares repurchased during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of shares repurchased	1,287,003	1,347,475	2,789,437	2,890,951
Average price per share, including commissions	$5.45	$6.18	$5.68	$6.43
Total repurchase costs, including commissions (in millions)	$7.1	$8.3	$15.9	$18.6
As of September 30, 2025, the Company has $38.6 million available for future share repurchases under the 2025 Repurchase Program.
From October 1, 2025 through November 6, 2025, the Company repurchased 434,892 shares of common stock at an average per share price of $5.57 pursuant to the 2025 Repurchase Program.
Grant Activities
Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity, excluding RSUs with performance conditions, and related information is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2024	5,051,759	$8.20
Granted	2,570,310	5.47
Vested	(2,519,180)	8.55
Cancelled and forfeited	(473,059)	7.80
Unvested balance as of September 30, 2025	4,629,830	$6.54

Restricted Stock Unit with Performance Conditions
In the second quarter of 2025, the Company’s board of directors granted 245,000 performance-based restricted stock units (“PSUs”) to certain executive officers, with a grant date fair value of $1.4 million. These PSUs are subject to the achievement of specified financial performance targets and may be earned at levels ranging from 0% to 200% based on actual performance during the period from January 1, 2025 through December 31, 2025. Thirty-three percent of the earned PSUs will vest on January 1, 2026, with the remaining earned PSUs vesting in eight equal quarterly installments beginning in March 2026. Vesting of these PSUs is also subject to continued service by the award holders through each applicable vesting date. As of September 30, 2025, none of these PSUs have vested.
In the second quarter of 2025, the Company’s board of directors also granted 245,000 market performance-based restricted stock units (“MPSU”) to certain executive officers, with a grant date fair value of $0.6 million. These MPSUs will vest if the average closing price of the Company’s common stock equals or exceeds specified target prices for 20 consecutive trading days during the performance period, which extends from the grant date through December 31, 2027. Vesting of these MPSUs is also subject to continued service by the award holders through each applicable vesting date. As of September 30, 2025, none of these MPSUs have vested.
In the second quarter of 2024, the Company’s board of directors granted 805,494 market performance-based restricted stock units to certain executive officers with a grant date fair value of $6.8 million. These MPSUs vest following three annual performance periods beginning in 2024, each in an amount equal to one-third of the target number of MPSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned MPSUs capped at 125% for the first two performance periods. Vesting of these MPSUs is also subject to continued service by the award holders through the end of each performance period. As of September 30, 2025, 99,652 of these MPSUs have vested.

In the second quarter of 2023, the Company’s board of directors granted 203,000 market performance-based restricted stock units to certain executive officers with a grant date fair value of $2.5 million. These MPSUs vest following three annual performance periods beginning in 2023, each in an amount equal to one-third of the target number of MPSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned MPSUs capped at 125% for the first two performance periods. Vesting of these MPSUs is also subject to continued service by the award holder through the end of each performance period. In May 2023, an additional 32,204 MPSUs were issued in connection with the anti-dilution adjustment. As of September 30, 2025, 47,819 of these MPSUs have vested.
In the fourth quarter of 2022, the Company’s board of directors granted 341,404 market performance-based restricted stock units to an executive officer with a grant date fair value of $4.2 million. These MPSUs vest following three annual performance periods beginning in 2023, each in an amount equal to one-third of the target number of MPSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned MPSUs capped at 125% for the first two performance periods. Vesting of these MPSUs is also subject to continued service by the award holder through the end of each performance period. In May 2023, an additional 54,167 MPSUs were issued in connection with the anti-dilution adjustment. As of September 30, 2025, 75,976 of these MPSUs have vested.
Stock Options
A total of 731,533 stock options were exercised and 118,314 stock options were cancelled and forfeited in the nine months ended September 30, 2025.
Stock-Based Compensation
The stock-based compensation expense by line item in the condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue
Subscription and other platform	$369	$692	$1,188	$2,047
Professional services	104	119	367	369
Total cost of revenue	473	811	1,555	2,416
Sales and marketing	2,017	3,253	6,264	9,649
Research and development	1,356	2,322	4,082	6,696
General and administrative	3,412	5,490	9,865	15,528
Total stock-based compensation expense	$7,258	$11,876	$21,766	$34,289

The following table presents the unrecognized stock-based compensation expense and weighted-average recognition periods as of September 30, 2025 (in thousands, except years):

	Restricted Stock	ESPP
Unrecognized stock-based compensation expense	$29,180	$20
Weighted-average amortization period	1.65 years	0.13 years

Note 10. Other Income, Net
Other income, net consisted of the following for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$(1,692)	$(991)	$(4,698)	$(2,785)
Accretion on marketable securities	(96)	(1,352)	(935)	(4,287)
Foreign currency (gains) losses	80	196	(149)	349
Other	(4)	19	(6)	13
Other income, net	$(1,712)	$(2,128)	$(5,788)	$(6,710)

Note 11. Income Taxes
The Company’s provision for income taxes were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Provision for income taxes	$16	$183	$397	$1,089

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. The Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision quarterly. Provision for income taxes for the three and nine months ended September 30, 2025 decreased $0.2 million and $0.7 million, respectively, compared to the three and nine months ended September 30, 2024. The quarter to date decrease in provision for income taxes was primarily attributed to lower earnings in foreign jurisdictions and a return to provision adjustment resulting from a change in tax regulations enacted in 2025 in a foreign jurisdiction. The year to date decrease in provision for income taxes was primarily due to lower earnings in foreign jurisdictions.
The Company regularly performs an assessment of the likelihood of realizing benefits of its deferred tax assets. As of September 30, 2025, the Company recorded a valuation allowance against its U.S. deferred tax assets based on available evidence. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine it is more likely than not that such deferred tax assets may be realizable.
Utilization of net operating loss carryforwards, tax credits and other attributes may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

On July 4, 2025, President Trump signed the One Big Beautiful Bill (“OBBB”) Act, enacting comprehensive U.S. corporate tax legislation. The OBBB Act permanently extends and modifies provisions originally introduced under the Tax Cuts and Jobs Act of 2017 and introduces new measures. Key provisions include the permanent restoration of bonus depreciation allowances, revised limitations on the deductibility of business interest expense, and the reintroduction of immediate expensing of U.S. research and development costs. Under ASC 740, the effects of enacted tax law changes are recognized in the interim period that includes the enactment date. The Company has determined that the OBBB Act does not have a material impact on its consolidated financial statements due to its valuation allowance.
Note 12. Net Loss Per Share
The following tables set forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(6,375)	$(11,406)	$(22,355)	$(33,284)
Net loss per share of common stock, basic and diluted	$(0.15)	$(0.27)	$(0.53)	$(0.80)
Weighted-average common stock outstanding, basic and diluted	42,654,869	41,870,709	42,442,291	41,725,990

The following table sets forth the potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	4,697,712	5,865,423	4,697,712	5,865,423
Restricted stock units	4,629,830	5,982,822	4,629,830	5,982,822
Performance stock units	1,207,122	1,219,062	1,207,122	1,219,062
ESPP purchase rights	60,067	68,727	60,067	68,727
Total antidilutive securities	10,594,731	13,136,034	10,594,731	13,136,034
Note 13. Related Party Transactions
The Company incurred engineering and quality assurance costs from a third-party vendor in the three and nine months ended September 30, 2025 and 2024. The chief executive officer of the third-party vendor is considered an immediate family member of the Company’s chief technology officer. The Company recorded $0.7 million and $2.1 million in the three and nine months ended September 30, 2025, respectively, and $0.6 million and $1.9 million in the three and nine months ended September 30, 2024, respectively, in research and development expense relating to this third-party vendor on the condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the Company recorded $0.4 million in accounts payable and accrued liability on the condensed consolidated balance sheets for the amount owed to this third-party vendor.
Note 14. Restructuring
As part of the continued effort to reduce cost structure and lower net loss, the Company pursued additional workforce reductions in the three and nine months ended September 30, 2025. The following table summarizes the restructuring costs, which primarily include severance and one-time termination benefits, in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue
Subscription and other platform	$75	$137	$569	$350
Professional services	5	7	35	20
Total cost of revenue	80	144	604	370
Sales and marketing	23	342	801	1,347
Research and development	—	—	127	112
General and administrative	4	—	81	339
Total restructuring costs	$107	$486	$1,613	$2,168

The Company made restructuring related payments of $0.5 million and $1.6 million in the three and nine months ended September 30, 2025, respectively, and $0.7 million and $2.2 million in the three and nine months ended September 30, 2024. The restructuring liability was included in accrued and other current liabilities on the condensed consolidated balance sheets and was not material as of September 30, 2025 and December 31, 2024.
The Company expects to incur additional restructuring costs of $0.5 million to $0.8 million in the fourth quarter of 2025 and may incur additional costs in future periods for restructuring activities.

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
The following table presents the Company’s segment revenue, expenses and net loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$34,602	$36,325	$104,668	$111,401
Less segment cost and expenses:
Cost of revenue(1)	8,266	8,527	25,088	26,242
Sales and marketing(1)	14,402	16,245	45,892	49,380
Research and development(1)	6,794	6,858	20,891	20,674
General and administrative(1)	5,871	6,164	18,658	19,694
Other expenses(2)	5,644	9,937	16,494	28,695
Net loss	$(6,375)	$(11,406)	$(22,355)	$(33,284)

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
The following table presents the property and equipment, net of depreciation and amortization, by geographic region as of the periods presented (in thousands):

	September 30, 2025	December 31, 2024
United States	$4,916	$6,487
EMEA	188	173
Other	8	13
Total property and equipment, net	$5,112	$6,673

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
In August 2025, we launched ON24 Translate, our new multilingual engagement solution, to help customers expand global reach with AI-generated content translation, on-demand captioning, and localized registration and lobby pages.
In September 2025, we launched ON24 AI Propel+, a solution built on the capabilities of our AI-powered engine, ACE, to transform webinars and virtual events into global, omni-channel campaigns. By leveraging first-party customer engagement data and generating derivative content with AI, ON24 AI Propel+ enhances marketing efficiency and expands reach.
We deliver our platform products as cloud-based subscriptions that are easy to use and purpose-built for sales, marketing and other customer-facing professionals. As of September 30, 2025, we had 1,521 customers.
Our revenue for the third quarter and first nine months of 2025 was $34.6 million and $104.7 million, respectively, compared to $36.3 million and $111.4 million for the same periods of 2024, representing a period-over-period decrease of 5% and 6%. We had a net loss of $6.4 million and $22.4 million for the third quarter and first nine months of 2025, respectively, and $11.4 million and $33.3 million for the same periods of 2024.
Key Factors Affecting Our Performance
Cost Management
As part of the continued effort to reduce our cost structure and lower our net loss, we pursued additional workforce reductions in the first nine months of 2025. We expect to incur additional restructuring costs in the fourth quarter of 2025 related to our ongoing cost reduction efforts.
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

Innovation and Expansion of Our Platform
We plan to continually develop new products that enhance the functionality of our platform, improve our user experiences and drive customer engagement in order to further capitalize on new opportunities, which includes building AI-powered capabilities into our product offerings. In 2024, we rolled out our AI-powered ACE across the platform, followed by the release of our Lumina Design System in March 2025, ON24 IQ in May 2025, ON24 Translate in August 2025, and ON24 AI Propel+ in September 2025. We intend to sell these new solutions to both existing and new customers, with the goal of driving an increase in revenue as the breadth and depth of our solutions and use cases expands. We also intend to continue investing in our platform and related infrastructure over time to improve capacity, security and scalability. These development efforts will require significant investments, some of which may be episodic or otherwise cause our expenses to vary from period to period.
International Expansion
We believe the expansion of real-time, revenue-generating marketing intelligence in international markets is a significant opportunity. For the third quarter and first nine months of 2025, approximately 22% and 23% of our revenue came from outside the United States, compared to 23% in each respective period of 2024. We believe there is a compelling opportunity to continue to elevate expansion opportunities for our solutions internationally, both in countries where we currently operate and countries where we do not yet sell subscriptions to our solutions. Expanding our international operations will require considerable management attention and other resources and may present challenges associated with complying with local expectations, customs, laws and regulations, and geopolitical disputes (including the Ukraine-Russia war and the conflict in the Middle East), which may impact our ability to sell subscriptions to our solutions and otherwise cause our results to vary from period to period.
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

	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024
Customers	1,521	1,566	1,604	1,645	1,666	1,682	1,698
ARR	$124,477	$127,135	$128,160	$129,659	$132,191	$133,702	$136,480
ARR - Core Platform(1)	$122,396	$125,084	$125,902	$127,341	129,657	$131,032	$133,265
$100k Customers	294	304	299	305	311	319	324

(1)ARR for Core Platform excludes Virtual Conference product.
Number of Customers
Our substantial customer base reflects the broad market awareness of our platform. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. We serve customers of all sizes, ranging from small businesses to global Fortune 100 organizations across a diverse set of industries, including technology, financial services, healthcare, industrial and manufacturing, professional services and B2B information services companies. We had a diverse customer base of 1,521 customers as of September 30, 2025. We have seen a decrease in our customer count in recent years, and our net customers decreased by 45 in the third quarter of 2025 compared to the second quarter of 2025, primarily due to lower new customer acquisitions during the period. While we believe the change in our net customer numbers reflects the current budget pressures in marketing departments in some organizations, our platform is designed with a long-term view toward our customer relationships and to grow with customers as their needs expand.

Annual Recurring Revenue
We believe that ARR is a key metric to measure our business because it is driven by our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. ARR is calculated as the sum of the annualized value of our subscription contracts as of the measurement date, including existing customers with expired contracts that we expect to be renewed. Our ARR amounts exclude professional services and overages from subscription customers. As of September 30, 2025, December 31, 2024 and September 30, 2024, our ARR was $124.5 million, $129.7 million and $132.2 million, respectively, and our ARR for Core Platform, which excludes Virtual Conference product, was $122.4 million, $127.3 million and $129.7 million, respectively. The decrease in ARR from the second quarter of 2025 was primarily driven by customer churn, fewer contract expansions among existing customers, and lower new customer acquisitions during the period. The decrease in ARR from December 31, 2024 was primarily due to lower new customer acquisitions, partially offset by decreased downsell activity, reflecting improved customer retention.
Customers Contributing $100,000 or More to ARR
As of September 30, 2025, June 30, 2025 and December 31, 2024, we had 294, 304 and 305 $100k Customers, respectively, demonstrating our penetration of larger organizations. The decrease in $100k Customers from June 30, 2025 and December 31, 2024 was primarily driven by customers reducing their spend with us below the $100K threshold and a lower number of net new customers. This decline was partially offset by customers expanding their spend above the $100K threshold during the period.
Results of Operations
We manage and operate as one reportable segment. The discussion below summarizes our results of operations for the periods presented, which we derived from the condensed consolidated financial statements included elsewhere in this Report.
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Revenue:
Subscription and other platform	$31,987	$33,860	$96,729	$102,836
Professional services	2,615	2,465	7,939	8,565
Total revenue	34,602	36,325	104,668	111,401
Cost of revenue:
Subscription and other platform(1)(4)	6,416	7,136	19,416	21,514
Professional services(1)(4)	2,323	2,202	7,227	7,144
Total cost of revenue	8,739	9,338	26,643	28,658
Gross profit	25,863	26,987	78,025	82,743
Operating expenses:
Sales and marketing(1)(4)	16,419	19,498	52,156	59,029
Research and development(1)(2)(4)	8,150	9,180	24,973	27,370
General and administrative(1)(3)(4)	9,283	11,654	28,523	35,222
Total operating expenses	33,852	40,332	105,652	121,621
Loss from operations	(7,989)	(13,345)	(27,627)	(38,878)
Interest expense	82	6	119	27
Other income, net	(1,712)	(2,128)	(5,788)	(6,710)
Loss before provision for income taxes	(6,359)	(11,223)	(21,958)	(32,195)
Provision for income taxes	16	183	397	1,089
Net loss	$(6,375)	$(11,406)	$(22,355)	$(33,284)

(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue
Subscription and other platform	$369	$692	$1,188	$2,047
Professional services	104	119	367	369
Total cost of revenue	473	811	1,555	2,416
Sales and marketing	2,017	3,253	6,264	9,649
Research and development	1,356	2,322	4,082	6,696
General and administrative	3,412	5,490	9,865	15,528
Total stock-based compensation expense	$7,258	$11,876	$21,766	$34,289

(2)Research and development expense includes amortization of the acquired intangible asset of $147 thousand and $423 thousand for the three and nine months ended September 30, 2025, respectively, and $140 thousand and $416 thousand for the three and nine months ended September 30, 2024, respectively.
(3)General and administrative expense for the three and nine months ended September 30, 2025 includes legal costs associated with our IPO class action securities litigation of $62 thousand and $294 thousand, respectively. In prior periods the amounts were less meaningful to our results and thus not shown separately.
(4)The results of operations include restructuring costs, which primarily represent severance and related expense due to restructuring activities, as follows. See Note 14 to the condensed consolidated financial statements for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue
Subscription and other platform	$75	$137	$569	$350
Professional services	5	7	35	20
Total cost of revenue	80	144	604	370
Sales and marketing	23	342	801	1,347
Research and development	—	—	127	112
General and administrative	4	—	81	339
Total restructuring costs	$107	$486	$1,613	$2,168

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$31,987	92%	$33,860	93%	$(1,873)	(6)%
Professional services	2,615	8%	2,465	7%	150	6%
Total revenue	$34,602	100%	$36,325	100%	$(1,723)	(5)%

	Nine Months Ended September 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$96,729	92%	$102,836	92%	$(6,107)	(6)%
Professional services	7,939	8%	8,565	8%	(626)	(7)%
Total revenue	$104,668	100%	$111,401	100%	$(6,733)	(6)%

	Three Months Ended September 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Core Platform
Subscription and other platform	$31,449	90%	$33,272	91%	$(1,823)	(5)%
Professional services	2,521	8%	2,336	7%	185	8%
Total core platform revenue	33,970	98%	35,608	98%	(1,638)	(5)%
Virtual Conference
Subscription and other platform	538	2%	588	2%	$(50)	(9)%
Professional service	94	—%	129	—%	(35)	(27)%
Total virtual conference revenue	632	2%	717	2%	(85)	(12)%
Total revenue	$34,602	100%	$36,325	100%	$(1,723)	(5)%

	Nine Months Ended September 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Core Platform
Subscription and other platform	$95,092	90%	$100,811	90%	$(5,719)	(6)%
Professional services	7,610	8%	8,097	8%	(487)	(6)%
Total core platform revenue	102,702	98%	108,908	98%	(6,206)	(6)%
Virtual Conference
Subscription and other platform	1,637	2%	2,025	2%	(388)	(19)%
Professional service	329	—%	468	—%	(139)	(30)%
Total virtual conference revenue	1,966	2%	2,493	2%	(527)	(21)%
Total revenue	$104,668	100%	$111,401	100%	$(6,733)	(6)%

Total revenue decreased $1.7 million, or 5%, in the third quarter of 2025 and decreased $6.7 million, or 6%, in the first nine months of 2025, compared to the same periods in 2024. Excluding our Virtual Conference product, revenue decreased $1.6 million, or 5%, in the third quarter of 2025 and decreased $6.2 million, or 6%, in the first nine months of 2025, compared to the same periods in 2024. We continue to see less demand for our Virtual Conference product and we have deemphasized this product.
Subscription and other platform revenue decreased $1.9 million in the third quarter of 2025 and decreased $6.1 million in the first nine months of 2025, compared to the same periods in 2024. Excluding our Virtual Conference product, subscription and other platform revenue decreased $1.8 million in the third quarter of 2025 and decreased $5.7 million in the first nine months of 2025 compared to the same periods in 2024. The decrease in each respective period was primarily due to lower net customers and reduced ARR as discussed in the section titled “Key Business Metrics.”

Professional services revenue increased $0.2 million in the third quarter of 2025 and decreased $0.6 million in the first nine months of 2025, compared to the same periods in 2024. Excluding our Virtual Conference product, professional services revenue also increased $0.2 million in the third quarter of 2025 and decreased $0.5 million compared to the same periods in 2024. The quarter to date increases were primarily driven by stronger demand for our production services supporting live events on our platform. The year to date decreases primarily reflects more customers shifting toward “self-service” instead of utilizing our core professional services offerings, along with a decline in total customer count that further reduced demand.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$6,416	19%	$7,136	20%	$(720)	(10)%
Professional services	2,323	6%	2,202	6%	121	5%
Total cost of revenue	$8,739	25%	$9,338	26%	$(599)	(6)%
Gross profit	$25,863	75%	$26,987	74%	$(1,124)	(4)%
Gross margin	75%		74%

	Nine Months Ended September 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$19,416	18%	$21,514	19%	$(2,098)	(10)%
Professional services	7,227	7%	7,144	6%	83	1%
Total cost of revenue	$26,643	25%	$28,658	26%	$(2,015)	(7)%
Gross profit	$78,025	75%	$82,743	74%	$(4,718)	(6)%
Gross margin	75%		74%
Cost of Revenue
Cost of revenue decreased $0.6 million, or 6% in the third quarter of 2025 and decreased $2.0 million, or 7%, in the first nine months of 2025, compared to the same periods in 2024, primarily reflecting the result of our active cost management and headcount reduction associated with our restructuring activities.
Gross Margin
Gross margin was 75% for the third quarter and first nine months of 2025, compared to 74% of the same periods in 2024. While we continued to invest in our cloud infrastructure capabilities to support our ongoing business needs, we also made cost reductions across our business to enhance efficiency.
We expect gross margin for the full year of 2025 to be relatively consistent with 2024. We have continued to increase our utilization of the public cloud for our newer product offerings while we actively manage costs given the current macro-economic environment.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$16,419	47%	$19,498	54%	$(3,079)	(16)%

	Nine Months Ended September 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$52,156	50%	$59,029	53%	$(6,873)	(12)%
Sales and marketing expense decreased $3.1 million, or 16%, in the third quarter of 2025 and decreased $6.9 million, or 12%, in the first nine months of 2025, compared to the same periods in 2024. The decrease in each respective period reflects cost savings from headcount reduction related to our restructuring activities and our ongoing cost management efforts.
We expect our sales and marketing expense for the full year of 2025 to decrease in absolute dollars compared to 2024 as we continue to tighten our sales and marketing spend given the current macro-economic environment while supporting demand for our digital experiences and our next generation intelligent engagement platform.
Research and Development

	Three Months Ended September 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Research and development	$8,150	24%	$9,180	25%	$(1,030)	(11)%

	Nine Months Ended September 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Research and development	$24,973	24%	$27,370	25%	$(2,397)	(9)%
Research and development expense decreased $1.0 million, or 11%, in the third quarter of 2025 and decreased $2.4 million, or 9%, in the first nine months of 2025, compared to the same periods in 2024. The decrease in each respective period was primarily attributable to lower stock-based-compensation expense. We have been applying a disciplined approach to focus our investments on research and development areas that we believe offer the greatest opportunities, including investments in our generative AI capabilities such as ACE, ON24 IQ and ON24 AI Propel+, as we expand our platform and bring new products to the market.
We expect our research and development expense for the full year of 2025 to fluctuate in absolute dollars compared to 2024 as we focus on further developing our platform and infrastructure while we actively manage costs given the current macro-economic environment.
General and Administrative

	Three Months Ended September 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$9,283	27%	$11,654	32%	$(2,371)	(20)%

	Nine Months Ended September 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$28,523	27%	$35,222	32%	$(6,699)	(19)%

General and administrative expense decreased $2.4 million, or 20%, in the third quarter of 2025 and decreased $6.7 million, or 19%, in the first nine months of 2025, compared to the same periods in 2024. The decrease in each respective period was primarily attributable to the $2.1 million and $5.7 million reduction in stock-based compensation expense. The remainder of the decrease reflects our continued focus on active cost management.
We expect our general and administrative expense for the full year of 2025 to decrease moderately in absolute dollars compared to 2024 as we continue to actively manage costs given the current macro-economic environment.
Interest Expense

	Three Months Ended September 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$82	—%	$6	—%	$76	1267%

	Nine Months Ended September 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$119	—%	$27	—%	$92	341%
The increase in interest expense in the third quarter and first nine months of 2025, compared to the same periods in 2024, was driven by short-term financing related to a software purchase.
Other Income, Net

	Three Months Ended September 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income, net	$(1,712)	(5)%	$(2,128)	(6)%	$(416)	(20)%

	Nine Months Ended September 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income, net	$(5,788)	(6)%	$(6,710)	(6)%	$(922)	(14)%
The decrease in other income, net in the third quarter and first nine months of 2025, compared to the same periods in 2024, was primarily driven by lower investment income. See Note 10 to the condensed consolidated financial statements for additional information.

Provision for Income Taxes

	Three Months Ended September 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Provision for income taxes	$16	—%	$183	1%	$(167)	(91)%

	Nine Months Ended September 30,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Provision for income taxes	$397	—%	$1,089	1%	$(692)	(64%)
The decrease in provision for income taxes in the third quarter of 2025, compared to the same period of 2024, was primarily driven by lower earnings in foreign jurisdictions and a return to provision adjustment resulting from a change in tax regulations enacted in 2025 in a foreign jurisdiction. The decrease for the first nine months of 2025, compared to the same period of 2024, was primarily driven by lower earnings in foreign jurisdictions.
Liquidity and Capital Resources
As of September 30, 2025, we had cash, cash equivalents and marketable securities of $175.2 million. Our investments generally consist of money market mutual funds, U.S. Treasury securities, U.S. Agency securities and debt securities, all of which are available for use in our current operations. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We have historically funded our liquidity requirements through sales of convertible preferred stock, cash generated from our operations, borrowings and availability under our revolving credit facility, and through our initial public offering (“IPO”) in February 2021.
In May 2025, our board of directors approved a $50 million share repurchase program (the “2025 Repurchase Program”) authorizing us to repurchase shares of common stock on a discretionary basis from time to time through open market purchases, privately negotiated transactions, or other means. The 2025 Repurchase Program does not obligate us to acquire any specific amount of common stock and may be modified, suspended, or discontinued at any time at our discretion. We expect repurchases under the 2025 Repurchase Program to extend over multiple quarters. Combined with our recently completed $25 million share repurchase program, we repurchased $7.1 million and $15.9 million of common stock (including commissions) in the third quarter and first nine months of 2025, respectively. In the fourth quarter of 2025 through November 6, 2025, we repurchased an additional $2.4 million of common stock (including commissions) and had $36.2 million available for future share repurchases under the 2025 Repurchase Program.
We continued to pursue workforce reductions to further reduce our cost structure and incurred aggregate restructuring costs of $0.1 million and $1.6 million in the third quarter and first nine months of 2025, primarily related to severance and one-time termination benefits. See Note 14 to the condensed consolidated financial statements for further information. We expect to incur additional restructuring costs of $0.5 million to $0.8 million in the fourth quarter of 2025 related to our ongoing cost reduction efforts and may incur additional costs in future periods for restructuring activities.
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

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$8,512	$3,821
Net cash provided by (used in) investing activities	38,466	(29,501)
Net cash used in financing activities	(14,879)	(16,751)
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
Net cash provided by operating activities is primarily impacted by our net loss adjusted for certain non-cash items such as stock-based compensation, depreciation and amortization, amortization of deferred contract acquisition costs, amortization (accretion) on marketable securities, as well as the effect of changes in operating assets and liabilities. Our cash flows from operating activities provided net cash of $8.5 million in the first nine months of 2025 compared to $3.8 million in the same period of 2024, resulting in an increase of cash inflow of $4.7 million. This favorable change was primarily attributable to the $10.9 million decrease in net loss and $4.8 million favorable changes in operating assets and liabilities between the periods, partially offset by the $11.0 million decrease in non-cash expenses. We made total restructuring related payments of $1.6 million in the first nine months of 2025 compared to $2.2 million in the same period of 2024. See Note 14 to the condensed consolidated financial statements for additional information.
The total non-cash adjustments for the first nine months of 2025 was $36.7 million compared to $47.7 million for the same period of 2024. This $11.0 million unfavorable change was primarily driven by a $12.5 million decrease in stock-based compensation expense, offset in part by a $3.4 million decrease in accretion of marketable securities, both for the comparable nine-month periods.
Working capital used cash of $5.7 million in the first nine months of 2025 compared to $10.5 million in the same period of 2024, a decrease of cash outflow of $4.8 million. This favorable change in working capital was impacted by, among other items, the timing of vendor payments and prepayment, the timing of cash receipts from customers as well as our active cost management.
Investing Activities
Net cash provided by investing activities for the first nine months of 2025 was $38.5 million compared to used cash of $29.5 million for the same period of 2024. The favorable change was primarily driven by a decrease in purchases of marketable securities of $70.8 million, offset in part by a decrease in proceeds from maturities and sales of marketable securities of $2.2 million.
Our most significant capital expenditures have been investments in our equipment to support ongoing operations. We expect our capital investment to continue in the future.
Financing Activities
Net cash used in financing activities for the first nine months of 2025 was $14.9 million compared to $16.8 million for the same period of 2024. This favorable change was primarily driven by the decreased spending on share repurchases during the period.

Debt Obligations
Revolving Credit Facility
In August 2024, we amended our revolving credit facility with Comerica Bank to decrease our borrowing capacity from a maximum of $50.0 million to $25.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows us to borrow up to $25.0 million if we maintain at least $100.0 million on deposit with Comerica Bank. If such deposit is less than $100.0 million, we may borrow up to the lesser of $25.0 million or an amount determined by our trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate. As of September 30, 2025, we had not drawn down on our line of credit. The terms of the agreement permit voluntary prepayment without premium or penalty. The agreement also permits payment of dividends and share repurchases from open market purchases or through an accelerated share repurchase program, subject to certain terms and conditions. The revolving credit facility matures in August 2026 and is secured by substantially all of our assets. We are required to pay a quarterly commitment fee of 0.10% per annum on the undrawn portion available under the revolving line of credit. We had outstanding standby letters of credit of 1.4 million as a guarantee for our leased space as of September 30, 2025.
Outstanding principal amounts on the revolving credit facility incur interest at a rate equal to Comerica Bank’s prime referenced rate, as defined in the loan agreement. The referenced prime rate was 7.25% as of September 30, 2025 and 7.50% as of December 31, 2024.
Commitments and Contractual Obligations
The following table summarizes our significant non-cancelable contractual obligations as of September 30, 2025 (in thousands):

	Payments Due by Period
	Total	Remainder2025	2026 to 2027	2028 to 2029	2030 and Thereafter
Operating lease obligations(1)	$6,857	$300	$2,639	$2,463	$1,455
Purchase commitments(2)	2,459	698	1,761	—	—
Other(3)	3,746	1,915	1,831	—	—
Total	$13,062	$2,913	$6,231	$2,463	$1,455

(1)Amounts include a new 65-month headquarters lease that we entered into in June 2025, with total committed lease payments of approximately $5.4 million. This lease commenced in October 2025 and, accordingly, is not included on our consolidated balance sheets as of September 30, 2025. See Note 8 to condensed consolidated financial statements for additional information.
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
The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of September 30, 2025 (in thousands):

	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value as of September 30, 2025	50 BPS	100 BPS	150 BPS
Marketable securities	$129,066	$128,684	$128,304	$127,926	$127,551	$127,178	$126,808
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2025. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our revenue has decreased in recent periods and our revenue could continue to decline for a number of reasons, including due to reduced budgets for our customers, increased emphasis on in-person marketing and competitive dynamics. Although we experienced significant revenue growth in 2021 and 2020, including a revenue increase of 30% in 2021 compared to 2020, in subsequent years we have seen declines. For example, in the three and nine months ended September 30, 2025, our revenue decreased 5% and 6%, respectively, compared to the same periods of 2024. If our revenue does not increase in future periods, our business, financial condition and results of operations could be harmed. Furthermore, if we cannot attract new customers to our platform or our existing customers do not continue their subscriptions, our business, financial condition and results of operations would be harmed.
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
Our quarterly results of operations and financial condition may vary significantly in the future, and period-to-period comparisons may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and financial condition may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. For example, our revenue decreased in the first three quarters of 2025 compared to the same periods in 2024 and we may face similar declines in future periods. Further, because we generally invoice our customers at the beginning of the contractual terms of their subscriptions to our solutions, our financial condition reflects deferred revenue that we recognize ratably as revenue over the contractual term. In recent years, we have observed fewer new subscriptions and renewals, and our cash and deferred revenue have decreased. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include:
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
We had a net loss of $6.4 million and $22.4 million in the three and nine months ended September 30, 2025, respectively, and $11.4 million and $33.3 million in the same periods of 2024, and we may incur net losses in the future. We intend to continue to expend funds on our direct sales force and marketing efforts to attract new customers and increase usage of our platform and products by our existing customers, to develop and enhance our platform and for general corporate purposes. To the extent we are successful in increasing our customer base, we may also incur increased losses because most of the costs associated with acquiring customers (other than sales commissions) are incurred up front, while the related subscription revenue is generally recognized ratably over the applicable subscription term. In addition, we may incur increased losses because most of the costs associated with acquiring customers, including sales commissions, require us to make cash outlays at the time we acquire a customer, and, similarly, the timing of our recognition of subscription revenue and sales commissions may not correspond with our cash position. Our subscriptions typically have terms of one year that automatically renew for successive one-year terms unless terminated. We also have certain customers with subscription terms for up to three years. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses and any increase in our cost of sales, including as a result of a shift to a hybrid cloud. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of subscriptions to our platform, and the entry or the success of competitive products and services. As a result, we may not achieve or maintain profitability in future periods.
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
A substantial portion of our business is with large Enterprise customers. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. As of September 30, 2025, we had 294 $100k Customers, which are generally large organizations, representing 67% of our ARR. The timing of our sales with our Enterprise customers and related revenue recognition is difficult to predict because of the length and uncertainty of the sales cycle for these customers. We are often required to spend significant time and resources to educate and familiarize these potential customers with the value proposition of paying for our platform. The length of our sales cycle for these customers, from initial evaluation to payment for our platform, is often around three to six months or more and can vary substantially from customer to customer. As a result, it is difficult to predict whether and when a sale will be completed. An inability to increase our Enterprise customer base could harm our business.
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
We have significant operations outside of the United States. In the three and nine months ended September 30, 2025, we generated 22% and 23%, respectively, of our revenue from customers outside of the United States. In prior periods, we have focused on expanding our international operations and we may return to doing so in future periods. For example, in 2020, we established a subsidiary in Japan to support our operations in the Asia-Pacific region and in 2022 we established a subsidiary in Germany to support our operations in the EMEA. Future efforts to expand our current international operations, including entering new markets or countries, may not be effective. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems and commercial markets. Any future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to special risks, including risks associated with:
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
The United States currently imposes comprehensive sanctions on Cuba, Iran, North Korea and the Crimea, Donetsk People’s Republic (“DPR”) and Luhansk People’s Republic (“LPR”) regions of Ukraine. In addition, numerous other countries throughout the world are subject to partial or limited sanctions and restrictions imposed by the U.S. government. Sanctions also apply to persons that appear on, or are majority owned by a person that appears on, OFAC’s List of Specially Designated Nationals and Blocked Persons, or the SDN List. The Department of Commerce and the Department of State

also maintain their own sanctions and export control lists. The above list of countries that are the subject of U.S. sanctions and export controls can change at any time. In addition, the SDN List as well as other sanctions lists contain thousands of names and are updated on a regular basis. All of those changes can impact our business. The U.S. government generally applies a strict liability standard when it comes to compliance with sanctions, embargoes, and export controls. This means that we can face liability even if we did not intentionally violate those rules.
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
We primarily rely on a combination of patents, trade secrets, domain name protections, trademarks and copyrights, as well as confidentiality, license and subscription agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of September 30, 2025, we have 25 issued patents and 9 pending patent applications. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, the resulting patents may not effectively protect every significant feature of our solutions. For example, we have received a summary judgment ruling that a patent which is immaterial to our business is invalid. It is possible that our efforts to protect our intellectual property rights are unsuccessful.
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
As of September 30, 2025 and December 31, 2024, we had no outstanding indebtedness under the Revolving Credit Facility. We may incur indebtedness in the future, which may require us to secure such obligations with substantially all of our assets; to comply with various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments and engage in transactions with our affiliates; and to meet certain financial covenants. Any substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could restrict our business operations or have other adverse consequences, including the following:
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
We sell to customers globally and have international operations primarily in the United Kingdom, Australia, Singapore and Japan. To the extent we expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three and nine months ended September 30, 2025, 13% of our revenue and 12% and 13% of our expenses, respectively, were denominated in currencies other than U.S. dollars. For the same periods in 2024,13% of our revenue and 11% and 10% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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

In February 2024, we completed our $125 million capital return program, and in March 2025 we completed our $25 million share repurchase program. In May 2025, our board of directors approved our 2025 Repurchase Program which allows us to repurchase $50 million in shares of common stock on a discretionary basis from time to time through open market purchases, privately negotiated transactions, or other means, of which we had repurchased $11.4 million as of September 30, 2025. The 2025 Repurchase Program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, or to do so in any particular manner. Further, our share repurchases could affect the trading price, increase the concentration of ownership, increase the volatility and reduce the market liquidity for our common stock, which may result in a lower market valuation of our company. Repurchasing our common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, business opportunities, and other general corporate purposes. Even if we complete our 2025 Repurchase Program, we may not be successful in our goal of enhancing long-term stockholder value. As we use our cash resources in our 2025 Repurchase Program, we will have less cash to fund our operations and pursue other opportunities that may provide superior value to stockholders. We do not plan to pay cash dividends in the foreseeable future and we intend to retain any future earnings for use in the operation and expansion of our business. Our ability to pay dividends is restricted by the terms of our Revolving Credit Facility. As a result, stockholders should assume that sales of their common stock after price appreciation is the only way to realize any future gains on their investment.
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
The following table summarizes the repurchases of our shares of common stock in the third quarter of 2025.

Period	Total number of shares purchased	Average price paid per shares(1)	Total number of shares purchased as part of publicly announced plans or program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)(2)
July 1, 2025 to July 31, 2025	457,110	$5.30	457,110	$43.2
August 1, 2025 to August 31, 2025	400,663	5.36	400,663	41.1
September 1, 2025 to September 30, 2025	429,230	5.68	429,230	38.6
Total	1,287,003	$5.45	1,287,003	$38.6

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

ON24, Inc.

Date: November 10, 2025	By:	/s/ Sharat Sharan
Sharat Sharan
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Steven Vattuone
Steven Vattuone
Chief Financial Officer
(Principal Financial and Accounting Officer)