Form 10-K
period 2025-12-31
ON24 INC.
filed 2026-03-12
CIK 1110611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing sale price on the New York Stock Exchange as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately 140 million.
As of March 5, 2026, the registrant had 42,866,926 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2025, are incorporated by reference into Part III (Items 10, 11,12, 13 and 14) of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Report, contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections titled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:
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
•the market for, trading price of and other matters associated with our common stock; and
•the proposed merger, pursuant to the Agreement and Plan of Merger dated as of December 29, 2025 (the “Merger Agreement”), by and among us, Cvent Atlanta, LLC (“Parent”), and Summit Sub Corp. a wholly-owned subsidiary of Parent (“Merger Sub”), which provides for the merger of Merger Sub with and into ON24, with ON24 continuing as the surviving corporation as a wholly owned subsidiary of Parent (the “Merger”).
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

PART I
Item 1. Business.
Overview
We provide a leading, cloud-based intelligent engagement platform that combines best-in-class customer interaction experience with personalization and content, to enable sales, marketing and other customer-facing organizations to capture and act on connected insights at scale. Our platform’s portfolio of interactive and hyper-personalized digital experience products creates and captures actionable, real-time data at scale from millions of professionals to provide businesses with buying signals and behavioral insights to efficiently convert prospects into customers and, ultimately, propel positive business outcomes .
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
For most businesses to succeed, we believe their sales, marketing and other customer-facing strategies must utilize digital engagement that is powered by the latest technology. With the launch of our intelligent engagement platform that includes our AI-powered Analytics and Content Engine (“ACE”), we are strategically positioned to help businesses and their sales, marketing and other customer-facing organizations make this transition. Our platform provides an innovative way both to scale digital marketing and deepen prospective customer engagement. We believe our opportunity to help businesses convert digital engagement into revenue will continue to grow over time as industries modernize their sales, marketing and other customer-facing processes. As our customers create more ON24 content-rich experiences, they gain more connected insights through gathering more data directly from prospective customers, which we refer to as first-person data, to help them create a multiplier effect that strengthens their ability to convert prospective customers and generate revenue.
As of December 31, 2025, we had 1,539 customers. No single customer contributed more than 10% of our total revenue for the year ended December 31, 2025, 2024 and 2023.
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
•Broad base of customers across verticals. We have a large and diverse set of customers across a broad set of verticals, including technology, manufacturing, life sciences, financial services and professional services. As of December 31, 2025, we had 1,539 customers. We intend to leverage our land and expand model to further penetrate customers across these verticals.
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
Our Technology and Infrastructure
Our platform and products have been developed to enable enterprise-grade scalability, performance and reliability, designed to address all the complexities that come with live, interactive engagement with large audiences of prospective customers. Our platform has two main parts: a web application stack, and a streaming infrastructure stack, running in two hosting facilities in the United States and two in the European Union (“EU”). We also utilize public-cloud providers as part of our infrastructure.
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
Our Customers
Our customer base consists of a diverse set of businesses from fast-growing start-ups to established Fortune 100 enterprises that span a number of industries where B2B sales and marketing is mission critical. As of December 31, 2025, approximately 20% of the Fortune 500 are ON24 customers. The primary industries we serve include technology, financial services, life sciences, manufacturing and professional services, among others. All of these industries are undergoing a digital transformation, and, as a result, we see opportunities for growth in product adoption, attachments and revenue across all verticals fueling both our customer acquisition and land and expand strategies. No single customer contributed more than 10% of our total revenue for the year ended December 31, 2025, 2024 and 2023.
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

Our-go-to-market strategy consists of four key components, including acquiring and expanding wallet share within large Enterprise accounts, driving the volume of business in the Commercial market, driving increased product attachments through continued customer innovation, and expanding into new geographies to drive continued international growth.
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
Intellectual Property
We primarily rely, and expect to continue to rely, on a combination of patent, trade secret and domain name protection, trademark and copyright laws, as well as confidentiality and license agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of December 31, 2025, we had 26 issued patents and 8 pending patent applications, the earliest of which expires in 2027. We pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. Our trademarks and service marks include our name and logo, as well as various marketing slogans. We maintain a policy requiring our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information.
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
Employees and Human Capital
As of December 31, 2025, we had 391 full-time employees. Of these employees, 315 are based in the United States and 76 are based in international locations. The members of our management team and our board of directors come from diverse backgrounds, and we seek to attract and recruit diverse, talented, experienced and motivated employees. In order to develop and improve our platform, we must invest in attracting, developing and retaining key talent. We monitor our progress with human capital metrics such as turnover, time to fill open roles and rate of internally developed talent. Our brand, market position, reputation for innovation and culture support our ability to recruit and retain talented employees across our departments.
Corporate Information
ON24, Inc. was incorporated as a Delaware corporation on January 8, 1998 under the name “NewsDirect, Inc.” Our principal executive offices are located at 301 Howard Street, Suite 1100, San Francisco, California 94105, and our telephone number is (415) 369-8000. Our website address is www.on24.com. Information contained on, or that can be accessed through, our website is not part of and is not incorporated by reference into this Report, and you should not consider information on our website to be part of this Report.
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
•the market for, trading price of and other matters associated with our common stock; and
•the proposed Merger.
Risks Related to Our Business and Our Industry
Our revenue has decreased in recent years following a period of rapid growth, and we may not be able to increase our revenue in future periods.
Our revenue has decreased in recent periods and our revenue could continue to decline for a number of reasons, including due to reduced budgets for our customers, increased emphasis on in-person marketing and competitive dynamics. Although we experienced significant revenue growth in 2021 and 2020, including a revenue increase of 30% in 2021 compared to 2020, in subsequent years we have seen declines. For example, in 2025, our revenue decreased 6% compared to 2024. If our revenue does not increase in future periods, our business, financial condition and results of operations could be harmed. Furthermore, if we cannot attract new customers to our platform or our existing customers do not continue their subscriptions, our business, financial condition and results of operations would be harmed.
As a result of our limited operating history at our current scale, our ability to forecast our future results of operations is limited and subject to a number of uncertainties. You should not rely on our rapid growth in 2021 or 2020, our revenue decline in 2025, 2024, 2023 or 2022, or any other trend in a prior period, as an indication of our future performance. In future periods, our revenue may decline for a number of reasons, including any reduction in demand for our platform, increased competition, higher market penetration, a contraction of our overall market, our inability to accurately forecast demand for our platform and plan for capacity constraints or our failure, for any reason, to capitalize on growth opportunities. If our revenue does not grow, investors’ perceptions of our business and the trading price of our common stock may continue to be adversely affected.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly results of operations and financial condition may vary significantly in the future, and period-to-period comparisons may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and financial condition may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. For example, our revenue decreased in every quarter of 2025 compared to the same periods in 2024 and we may face similar declines in future periods. Further, because we generally invoice our customers at the beginning of the contractual terms of their subscriptions to our solutions, our financial condition reflects deferred revenue that we recognize ratably as revenue over the contractual term. In recent years, we have observed fewer new subscriptions and renewals, and our cash and deferred revenue have decreased. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include:
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
We had a net loss of $28.9 million in 2025 and $42.2 million in 2024, and we may incur net losses in the future. We intend to continue to expend funds on our direct sales force and marketing efforts to attract new customers and increase usage of our platform and products by our existing customers, to develop and enhance our platform and for general corporate purposes. To the extent we are successful in increasing our customer base, we may also incur increased losses because most of the costs associated with acquiring customers (other than sales commissions) are incurred up front, while the related subscription revenue is generally recognized ratably over the applicable subscription term. In addition, we may incur increased losses because most of the costs associated with acquiring customers, including sales commissions, require us to make cash outlays at the time we acquire a customer, and, similarly, the timing of our recognition of subscription revenue and sales commissions may not correspond with our cash position. Our subscriptions typically have terms of one year that automatically renew for successive one-year terms unless terminated. We also have certain customers with subscription terms for up to three years. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses and any increase in our cost of sales, including as a result of a shift to a hybrid cloud. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of subscriptions to our platform, and the entry or the success of competitive products and services. As a result, we may not achieve or maintain profitability in future periods.
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
A substantial portion of our business is with large Enterprise customers. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. As of December 31, 2025, we had 292 $100k Customers, which are generally large organizations, representing 67% of our ARR. The timing of our sales with our Enterprise customers and related revenue recognition is difficult to predict because of the length and uncertainty of the sales cycle for these customers. We are often required to spend significant time and resources to educate and familiarize these potential customers with the value proposition of paying for our platform. The length of our sales cycle for these customers, from initial evaluation to payment for our platform, is often around three to six months or more and can vary substantially from customer to customer. As a result, it is difficult to predict whether and when a sale will be completed. An inability to increase our Enterprise customer base could harm our business.
We have significant operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.
We have significant operations outside of the United States. In 2025, we generated 23% of our revenue from customers outside of the United States. In prior periods, we have focused on expanding our international operations and we may return to doing so in future periods. For example, in 2020, we established a subsidiary in Japan to support our operations in the Asia-Pacific region and in 2022 we established a subsidiary in Germany to support our operations in the EMEA. Future efforts to expand our current international operations, including entering new markets or countries, may not be effective. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems and commercial markets. Any future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to special risks, including risks associated with:
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
In addition, the ongoing Ukraine- Russia war involves significant military forces in Eastern Europe, and the invasion of Ukraine has triggered unprecedented sanctions against Russia by the U.S., NATO, and other countries. These conditions have created global security concerns that have had a lasting impact on regional and global economies, any or all of which could adversely affect our business. Separately, since October 2023, an armed conflict began in Israel and the Gaza Strip, which has also involved hostilities in surrounding areas. We are actively monitoring these conflicts to assess their ongoing impact on our business, as well as on our customers and other parties with whom we do business. While it is not possible to determine the extent to which these conflicts may have impacted our business, in 2025 we experienced a decrease of 9% in total revenue from customers in the EMEA region as compared to 2024. It is also not possible to predict the broader consequences of these ongoing conflicts, which could include further sanctions, embargoes, regional instability, geopolitical shifts, or unfavorable developments in macroeconomic conditions, consumer spending habits, currency exchange rates, and financial markets, any of which could adversely impact us or our customers, causing our business to suffer.
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
We believe that our brand identity and awareness have contributed to our success. We believe that the importance of our brand and market awareness of the benefits of our platform and products will increase as competition in our market further intensifies. Successful promotion of our brand will depend on a number of factors, including the effectiveness of our marketing efforts, thought leadership, our ability to provide a high-quality, reliable and cost-effective platform, the perceived value of our platform and products and our ability to provide quality customer success and support experience. The increasing use of AI-powered search engines, chatbots, and other similar tools may lead customers and prospects to rely on AI-generated information, which may not mention or be incomplete or inaccurate with respect to our company, our brand, or our offerings, which may in turn harm our business. Brand promotion activities require us to make substantial investments. The promotion of our brand, however, may not generate brand interest from customers or increase revenue, and any increase in revenue may not offset the expenses we incur in building and maintaining our brand.
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
As the CCPA continues to evolve, several U.S. states have recently adopted new privacy laws and various other U.S. states are also actively introducing and considering so-called “omnibus” privacy legislation. In 2023, omnibus privacy laws took effect in Colorado, Connecticut, Virginia and Utah, and subsequently several other states have adopted or are considering omnibus privacy laws. Similarly, numerous foreign jurisdictions have enacted or are actively considering legislation introducing new or amended laws and regulations addressing data privacy, cybersecurity, marketing, data protection, data localization and personal data. Further, privacy laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes and the tracking of individuals’ online activities, which could expose us to additional regulatory burdens, limit our marketing, advertising, business development and sales efforts, and impact features made available to our customers through our platform. In addition, Brexit has also created additional uncertainty with regard to UK privacy laws, as well as the treatment of data transfers to and from the United Kingdom, where we have operations and customers. The ongoing development of privacy laws gives rise to uncertainty regarding the impact of privacy laws on us and our customers, and we and our customers could be exposed to additional burdens.
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
We primarily rely on a combination of patents, trade secrets, domain name protections, trademarks and copyrights, as well as confidentiality, license and subscription agreements with our employees, consultants and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, as of December 31, 2025, we have 26 issued patents and 8 pending patent applications. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, the resulting patents may not effectively protect every significant feature of our solutions. For example, we have received a summary judgment ruling that a patent which is immaterial to our business is invalid. It is possible that our efforts to protect our intellectual property rights are unsuccessful.
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
As of December 31, 2025 and 2024, we had no outstanding indebtedness under the Revolving Credit Facility. We may incur indebtedness in the future, which may require us to secure such obligations with substantially all of our assets; to comply with various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments and engage in transactions with our affiliates; and to meet certain financial covenants. Any substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could restrict our business operations or have other adverse consequences, including the following:
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
We sell to customers globally and have international operations primarily in the United Kingdom, Australia, Singapore and Japan. To the extent we expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For 2025, 13% of our revenue and expenses were denominated in currencies other than U.S. dollars. For 2024,13% of our revenue and 11% of our expenses were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under the current tax law, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. The deductibility of state net operating losses varies by state. As of December 31, 2025, we had $137.1 million of U.S. federal net operating loss carryforwards available to reduce future taxable income, a portion of which will begin to expire in 2026 if unused. Of this amount, $85.4 million of the federal net operating loss carryovers will carry over indefinitely and are limited to 80% of taxable income. As of December 31, 2025, we had state net operating loss carryforward of $109.1 million, which will also begin to expire in 2026 if unused. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards and tax credits is materially limited, it would harm our business by effectively increasing our future tax obligations.
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
In February 2024, we completed our $125 million capital return program, and in March 2025 we completed our $25 million share repurchase program. In May 2025, our board of directors approved our 2025 Repurchase Program which allows us to repurchase $50 million in shares of common stock on a discretionary basis from time to time through open market purchases, privately negotiated transactions, or other means, of which we had repurchased $17.6 million as of December 31, 2025. We have suspended repurchases under the 2025 Repurchase Plan in light of the potential Merger, and we may not resume repurchases even if the Merger does not close on a timely basis or at all. The 2025 Repurchase Program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, or to do so in any particular manner. Further, any future share repurchases could affect the trading price, increase the concentration of ownership, increase the volatility and reduce the market liquidity for our common stock, which may result in a lower market valuation of our company. Repurchasing our common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, business opportunities, and other general corporate purposes. Even if we complete our 2025 Repurchase Program, we may not be successful in our goal of enhancing long-term stockholder value. As we use our cash resources in our 2025 Repurchase Program, we will have less cash to fund our operations and pursue other opportunities that may provide superior value to stockholders. We do not plan to pay cash dividends in the foreseeable future and we intend to retain any future earnings for use in the operation and expansion of our business. Our ability to pay dividends is restricted by the terms of our Revolving Credit Facility. As a result, stockholders should assume that sales of their common stock after price appreciation is the only way to realize any future gains on their investment.
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
As of February 28, 2025, our executive officers, directors, and holders of 5% or more of our outstanding common stock, in the aggregate, beneficially owned and have the ability to exercise some voting control over approximately 55% of our outstanding shares of common stock. As a result, these stockholders, or a subset of them and even if not acting together for a common purpose, could exert significant influence over all matters requiring stockholder approval, including the election of directors and determination of significant corporate actions. For example, concurrently with the execution of the Merger Agreement, each of Sharat Sharan, Lynrock Lake Master Fund LP and Indaba Capital Management, L.P. (collectively, “Supporters”) separately executed voting and support agreements with Parent (the “Voting Agreements”) , pursuant to which the Supporters have agreed, among other things, to vote all shares of ON24 common stock owned by them in favor of the adoption of the Merger Agreement and the transactions contemplated thereby (the “Transactions”), and against certain alternative proposals as set forth in the Voting Agreements. As of the close of business on February 23, 2026, the shares of ON24 common stock held by the Supporters collectively constituted approximately 37% of our outstanding common stock. The interests of our executive officers, directors, and holders of 5% or more of our outstanding common stock may not always coincide with the interests of other stockholders, and these stockholders may act in a manner that advances their interests and not necessarily those of other stockholders, which might affect the trading price of our common stock. The concentration of stock ownership may also be exacerbated by our 2025 Repurchase Program, serve to limit the trading volume of our common stock and lead to greater volatility in our stock price. If the concentration of our common stock ownership were to significantly shift, we cannot predict the impact that any resulting change to the trading volume might have on our stock price.
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
We have been, and may in the future be, subject to activities initiated by activist stockholders. For example, in March 2025, we came to an arrangement with Indaba Capital Management L.P. (“Indaba”) (the “Arrangement”) that if the Board (i) renominated Ronald Mitchell for election at that year’s annual meeting of stockholders (the “Annual Meeting”) and recommended, supported and solicited proxies for the election of Mr. Mitchell at the Annual Meeting in the same manner as for all other director nominees, and (ii) maintains Mr. Mitchell as a member of the Nominating and Corporate Governance Committee of the Board, in exchange, Indaba agreed that it would not conduct a proxy fight at the Annual Meeting and it will not conduct any public campaign or make any public statements regarding the company before the earlier of: (i) August 15, 2025; or (ii) the day after the public release of our earnings for the second quarter of 2025. Indaba continues to hold approximately 10% of our common stock, and it, individually or with other large stockholders, may request actions that may not align with your preferences or that impact our ability to pursue opportunities that we believe are in the best interests of stockholders.
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
Risks Related to the Merger
The Merger, the pendency of the Merger, our failure to consummate the Merger or a significant delay in the consummation of the Merger could have a material adverse effect on our business, results of operations, financial condition and the price of our common stock.
We have entered into the Merger Agreement pursuant to which we have agreed to merge with Merger Sub and become a wholly owned subsidiary of Parent. If the Merger is completed, we will become a privately held company, meaning that the Company’s common stock will be delisted from the New York Stock Exchange and deregistered under the Exchange Act.
The completion of the Merger is subject to certain closing conditions, including approval of the Merger Agreement by our stockholders, receipt of regulatory approvals and such other conditions to completion as set forth in the Merger Agreement. These conditions may not be satisfied, and the Merger may not be completed on the proposed terms, within the expected timeframe, or at all. We are subject to a number of risks relating to the announcement and pendency of the Merger, including the following:
•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees and maintaining our relationships with existing customers and obtaining potential new customers;
•we have incurred and will incur certain significant expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, such as for example legal, accounting, financial advisory, regulatory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger and that we will have incurred without realizing the expected benefits of the Merger if the Merger is not consummated;
•we are unable to solicit other acquisition proposals during the pendency of the Merger;
•while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, or incurring certain indebtedness, which could prevent us from pursuing strategic business opportunities, taking actions with respect to the business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
•matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and the pursuit of other opportunities that could have been beneficial to us;
•we may commit significant time and resources to defending against litigation (from our stockholders or otherwise) related to the Merger;
•we may experience an event, change or other circumstances that could give rise to the termination of the Merger Agreement, including in circumstances requiring us to pay a termination fee or other expenses; and
•we may not achieve some or all of any anticipated benefits of the Merger and related transactions with respect to our business and the Merger and related transactions.
If the Merger is not consummated, the risks described above may materialize or be worsened, and they may have a material adverse effect on our business, results of operations, financial condition and the price of our common stock, particularly to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed. If the Merger is not consummated, investor confidence could decline, stockholder litigation could be brought against us, our directors and/or our officers, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to attract or retain key personnel, our employees could be distracted and their productivity decline and profitability may be adversely impacted due to costs incurred in connection with the pending Merger. We may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of our common stock would return to the prices at which our common stock traded prior to the failure of the proposed Merger. If the Merger is not consummated, including as a result of our stockholders failing to approve the Merger, our stockholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on the NYSE and registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and we will be required to continue to file periodic reports with the SEC.
Even if successfully completed, there are certain risks to our stockholders from the Merger, including:
•the amount of cash to be paid per share under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•the fact that receipt of the all-cash per share consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•the fact that, if the Merger is completed, our stockholders will not participate in any future growth potential or benefit from any future increase in the value of the Company.
The Merger is subject to the approval of our stockholders as well as the satisfaction of certain closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.
The Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which are beyond our control. Completion of the Merger is subject to a number of closing conditions, including, among others, (i) the approval of the Merger by the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote in accordance with the DGCL; and (ii) the approval of certain regulatory authorities, which are not within our control. All required consents and approvals may not be obtained and all closing conditions may not otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable),the timing thereof and the timing of the completion of the Merger is uncertain. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Other developments beyond our control, including, but not limited to, changes in domestic or global economic, political or industry conditions may affect the timing or success of the Merger. Additionally, under circumstances specified in the Merger Agreement, we or Parent may terminate the Merger Agreement. Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or by the termination of the Merger Agreement.
Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to us, covenants to conduct our business in the ordinary course of business and to refrain from taking certain types of actions without Parent’s consent and to not engage in certain kinds of material transactions prior to closing without Parent’s consent. In addition, the Merger Agreement may be terminated under certain specified circumstances. As a result, we cannot assure you that the Merger will be completed, even if our stockholders approve the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.
We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, customers and other third-party business partners.
Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business. Uncertainty about the effect of the Merger on our employees, customers, suppliers and vendors may have an adverse effect on the business, financial condition and results of operations. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation. Additionally, these uncertainties could cause customers, suppliers, vendors and others who deal with us to defer decisions concerning working with us, seek to change existing business relationships or fail to extend an existing relationship with us. In addition, competitors may target our existing customers by highlighting potential uncertainties and integration difficulties that may result from the Merger. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
The pursuit of the Merger may place a burden on management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.

While the Merger is pending and the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger is pending and the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course. Pursuant to the terms of the Merger Agreement, we are restricted from taking certain specified actions without Parent’s written consent, which is not to be unreasonably withheld, conditioned or delayed, while the Merger is pending. These limitations including, among other things, certain restrictions on our ability to amend our organizational documents; acquire other businesses and assets; make certain investments; repurchase, reclassify or issue securities; make loans; pay dividends; incur indebtedness; enter into certain contracts; change accounting policies or procedures; settle certain litigation; change tax classifications and elections; or take certain actions relating to intellectual property of the Company. These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations and financial condition. Adverse effects arising from these restrictions during the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to solicit or negotiate any alternative acquisition proposal. With respect to any written bona fide Superior Proposal (as defined in the Merger Agreement)that we may receive, Parent generally has an opportunity to negotiate the terms of the Merger Agreement, pursuant to certain restrictions, in response to such Superior Proposal before our board of directors may withdraw or modify its recommendation to stockholders in response to such Superior Proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such Superior Proposal. Under the terms of the Merger Agreement, we may be required to pay a termination fee of approximately $12 million to Parent under specified conditions.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the per share value proposed to be received or realized in the Merger, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.
If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses.
If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of approximately $12 million to Parent. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price of our common stock.
We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.
We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not consummated.
Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.
Lawsuits may be commenced against us, our board of directors or other parties to the Merger Agreement, challenging the Merger and Parent’s acquisition of us, or making other related claims. Although no complaints have been served on us to date, if claims are pursued, such purported stockholders may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not enjoined, made illegal or otherwise prohibited by any governmental order or any applicable law (whether temporary or permanent). As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.

If the Merger is completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company.
The Merger Agreement provides for the stockholders of record of the common stock to receive an amount equal to $8.10 per share of common stock, without interest and net of applicable withholding taxes, upon the closing of the Merger. If the transaction is consummated, our stockholders will no longer hold interests in the Company and, therefore, will not be entitled to benefit from any potential future appreciation in the value of the Company. In the absence of the transactions contemplated by the Merger Agreement, we could have various opportunities to enhance the Company’s value, including, but not limited to, entering into a transaction that values the shares of our common stock higher than the value provided for in the Merger Agreement. Accordingly, if the Merger is completed, stockholders will forgo future appreciation, if any, in the value of the Company and the opportunity to participate in any other potential transactions that may have resulted in a higher price per share than the price to be paid in the transaction contemplated by the Merger Agreement.
If the Merger is not consummated on or before December 29, 2026, either we or Parent may terminate the Merger Agreement.
We or Parent may terminate the Merger Agreement if the Merger has not been consummated by December 29, 2026, as such date may be extended pursuant to the terms of the Merger Agreement. This termination right, however, will not be available to a party if that party failed to perform any covenant or obligation under the Merger Agreement and that failure was the principal cause of, or resulted in, the failure to consummate the Merger on or before December 29, 2026.In the event the Merger Agreement is terminated by either party due to the failure of the Merger to be consummated by December 29, 2026(as may be extended), we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Merger.
Item 1B. Unresolved Staff Comments.
Note applicable.
Item 1C. Cybersecurity.
Cybersecurity is an important component of our overall risk management program. Our cybersecurity policies and practices are integrated into our risk management program and are based on recognized frameworks. ON24 is certified under ISO 27001:2022 and 27701:2019, which sets forth a strict framework for managing security and privacy risks, including the necessary internal process and policies to deal with cybersecurity risks and incidents.
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
We periodically assess and test our cybersecurity policies and practices. These efforts include tabletop exercises, vulnerability and penetration tests, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We also engage third parties to assess our cybersecurity measures. As of December 31, 2025, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, although we are unable to provide any assurance that such risks will not become material in the future.
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
Item 2. Properties.
Our corporate headquarters is located in San Francisco, California. We currently lease 15,653 square feet of office space pursuant to leases expiring in March 2031. We also lease facilities in Charlotte, London and Sydney pursuant to leases expiring in July 2026, July 2035 and April 2027, respectively. We believe our facilities are suitable to meet our current needs.
Item 3. Legal Proceedings.
We, our Chief Executive Officer, our Chief Financial Officer, certain current and former members of our board of directors, and the underwriters that participated in our IPO are named as defendants in a consolidated putative class action, captioned In re ON24, Inc. Securities Litigation, 4:21-cv-08578-YGR (filed in November 2021), in the United States District Court for the Northern District of California. The consolidated complaint purports to assert claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, our common stock issued in connection with our IPO. The complaint alleges that our registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. The plaintiff seeks, among other things, an award of damages and attorneys’ fees and costs. The defendants filed a motion to dismiss the complaint in May 2022, which the district court granted with leave to amend in July 2023. Plaintiff filed its amended complaint in September 2023, and the defendants filed a motion to dismiss the amended complaint in October 2023. In March 2024, the district court granted the defendants’ motion to dismiss with prejudice. In January 2026, the Court of Appeals for the Ninth Circuit affirmed in part and reversed the district court’s order. We then filed a petition for rehearing and rehearing en banc which was denied by the Ninth Circuit on March 9, 2026. We believe that the allegations in the amended complaint are without merit.
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
Holders of Record
As of March 5, 2026, we had 67 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of our shares of common stock in the fourth quarter of 2025.

Period	Total number of shares purchased	Average price paid per shares(1)	Total number of shares purchased as part of publicly announced plans or program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)(2)
October 1, 2025 to October 31, 2025	434,892	$5.57	434,892	$36.2
November 1, 2025 to November 30, 2025	354,001	5.49	354,001	34.3
December 1, 2025 to December 31, 2025	321,939	5.84	321,939	32.4
Total	1,110,832	$5.62	1,110,832	$32.4

(1)Includes commission of $0.02 per share paid to broker.
(2)In May 2025, our board of directors authorized the 2025 Repurchase Program for up to $50 million in share repurchases. As of December 31, 2025, we have suspended repurchases under the 2025 Repurchase Program in connection with the proposed Merger.
Use of Proceeds from our Initial Public Offering of Common Stock
In February 2021, we received net proceeds from our IPO of $347.8 million, after deducting the underwriting discount and estimated offering expenses. The offer and sale of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-251967), which was declared effective by the SEC on February 2, 2021. Other than the use of $208.7 million for our capital return and other repurchase programs, there has been no material change in the use of proceeds from that described in the IPO prospectus.
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
This section generally discusses 2025 and 2024 items and year-to-year comparisons. Similar discussion for 2023 items and year-to-year comparisons may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025.
Overview
We provide a leading, cloud-based intelligent engagement platform that combines best-in-class customer interaction experience with personalization and content, to enable sales, marketing and other customer-facing organizations to capture and act on connected insights at scale. Our platform’s portfolio of interactive and hyper-personalized digital experience products creates and captures actionable, real-time data at scale from millions of professionals to provide businesses with buying signals and behavioral insights to efficiently convert prospects into customers and, ultimately, propel positive business outcomes.
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
In November 2025, we launched ON24 LinkedIn Integration with ON24 Connect, a solution built to promote ON24 events directly on LinkedIn® to drive event engagement and registration. This solution supports the integration of ON24 event forms into LinkedIn event forms and promotes a unified workflow experience within LinkedIn which works to capture registration form data from LinkedIn registration forms and pushes that data back to ON24 to expand event audience reach and engagement.
We deliver our platform products as cloud-based subscriptions that are easy to use and purpose-built for sales, marketing and other customer-facing professionals. As of December 31, 2025, we had 1,539 customers.
Our revenue for 2025 was $139.3 million compared to $148.1 million for 2024, representing a period-over-period decrease of 6%. We had a net loss of $28.9 million for 2025 compared to $42.2 million for 2024.
Key Factors Affecting Our Performance
Proposed Merger with Cvent
On December 29, 2025, we entered into the Merger Agreement with Parent and Merger Sub, pursuant to which the proposed Merger would occur upon the terms and subject to the conditions set forth in the Merger Agreement. Parent and Merger Sub are affiliated with Cvent, Inc. and have agreed to acquire all of our issued and outstanding shares of common stock, subject to the terms and conditions of the Merger Agreement. Our shareholders will be entitled to receive $8.10 in cash for each share of ON24’s common stock owned by them as of immediately prior to the effective time of the Merger.
The consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of legal restraints, the expiration or termination of applicable waiting periods under applicable antitrust laws, the occurrence of the CFIUS Closing Period (as defined in the Merger Agreement), and approval of the Merger by holders of a majority of our outstanding shares of common stock entitled to vote at ON24 Stockholder Meeting. The Merger is also subject to the accuracy of each party’s representations and warranties and the performance of certain obligations under the Merger Agreement, including, with respect to ON24, maintaining at least $107 million in cash as of the earlier of June 30, 2026 or the closing of the proposed Merger, all as further described in the Merger Agreement.
The Merger Agreement contains customary termination rights for both ON24 and Parent, including the right of either party to terminate the Merger Agreement if the Merger has not been completed by December 29, 2026 (subject to a potential extension to March 29, 2027 if additional time is required to obtain antitrust regulatory approvals). The Merger Agreement further provides that, upon termination under specified circumstances, Parent may be required to pay the Company a termination fee of approximately $22 million and the Company may be required to pay Parent a termination fee of approximately $12 million, depending on the circumstances of such termination, as described in the Merger Agreement.
We currently anticipate the closing of the proposed Merger to occur in the first half of 2026. For additional information related to the Merger and the Merger Agreement, refer to the Company’s Current Report on Form 8-K filed December 30, 2025. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 30, 2025.

Cost Management
As part of the ongoing effort to reduce our cost structure and lower our net loss, we continued workforce reductions in 2025 and 2024. We expect to incur additional restructuring costs in the first quarter of 2026 related to these cost reduction efforts.
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
International Expansion
We believe the expansion of real-time, revenue-generating marketing intelligence in international markets is a significant opportunity. For 2025, 2024 and 2023, approximately 23% of our revenue came from outside the United States. We believe there is a compelling opportunity to continue to elevate expansion opportunities for our solutions internationally, both in countries where we currently operate and countries where we do not yet sell subscriptions to our solutions. Expanding our international operations will require considerable management attention and other resources and may present challenges associated with complying with local expectations, customs, laws and regulations, and geopolitical disputes (including the Ukraine-Russia war and the conflict in the Middle East), which may impact our ability to sell subscriptions to our solutions and otherwise cause our results to vary from period to period.

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

	December 31, 2025	December 31, 2024	December 31, 2023
Customers	1,539	1,645	1,784
ARR	$124,021	$129,659	$139,708
ARR - Core Platform(1)	$122,041	$127,341	$136,155
NRR	90%	89%	82%
NRR - Core Platform(1)	90%	89%	84%
$100k Customers	292	305	325

(1)ARR and NRR for Core Platform excludes Virtual Conference product.
Number of Customers
Our substantial customer base reflects the broad market awareness of our platform. We define a customer as a unique organization, including its subsidiaries and affiliates, that has entered into an agreement for paid access to our platform. We serve customers of all sizes, ranging from small businesses to global Fortune 100 organizations across a diverse set of industries, including technology, financial services, healthcare, industrial and manufacturing, professional services and B2B information services companies. We had a diverse customer base of 1,539 customers as of December 31, 2025. We have seen a decrease in our customer count in recent years, and our net customers decreased by 106 in 2025 compared to 2024, primarily due to customer churn, offset in part by new customer acquisitions during the period. While we believe the change in our net customer numbers reflects the current budget pressures in marketing departments in some organizations, our platform is designed with a long-term view toward our customer relationships and to grow with customers as their needs expand.
Annual Recurring Revenue
We believe that ARR is a key metric to measure our business because it is driven by our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. ARR is calculated as the sum of the annualized value of our subscription contracts as of the measurement date, including existing customers with expired contracts that we expect to be renewed. Our ARR amounts exclude professional services and overages from subscription customers. As of December 31, 2025, 2024 and 2023, our ARR was $124.0 million, $129.7 million and $139.7 million, respectively, and our ARR for Core Platform, which excludes Virtual Conference product, was $122.0 million, $127.3 million and $136.2 million, respectively. The decrease in ARR from December 31, 2024 primarily reflected a lower customer count at the end of 2025.
Dollar-Based Net Retention Rate
We believe NRR is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and organically grow revenue from our customers. Our NRR as of a specified period end is calculated by dividing current period ARR by prior period ARR. Prior period ARR is the ARR for all engagement platform customers as of twelve months prior to such period end. Current period ARR is the ARR for the same customers as of the specified period end. Our NRR includes the effect of any customer renewals, expansion, contraction and churn but excludes ARR from customers that were acquired in the twelve months prior to the specified period end. Our NRR is subject to adjustment for mergers, acquisitions, dispositions and similar transactions involving our customers. Our NRR was 90%, 89% and 82% as of December 31, 2025, 2024 and 2023, respectively, and our NRR for Core Platform was 90%, 89% and 84%, respectively. The increase in NRR from 2024 to 2025 was primarily driven by our improved customer retention as customers realize the value-added capabilities of our solutions including our AI-powered ACE.
Customers Contributing $100,000 or More to ARR
As of December 31, 2025, 2024 and 2023, we had 292, 305 and 325 $100k Customers, respectively, demonstrating our penetration of larger organizations. The decrease in $100k Customers from December 31, 2024 was primarily driven by customers reducing their spend with us below the $100,000 threshold and a reduction in the number of net new customers. This decline was partially offset by customers expanding their spend above the $100,000 threshold during the period.

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
Cost of Revenue
Subscription and Other Platform Cost of Revenue
Subscription and other platform cost of revenue primarily consists of costs related to hosting our platform and providing operating support services to our customers. These costs are related to our hosting facilities, personnel-related costs such as salaries, bonuses, stock-based compensation expense, benefits costs associated with our operations and support personnel, software license fees and allocated overhead. We expect our subscription and other platform cost of revenue to fluctuate based on the changes in subscription revenue.
Professional Services Cost of Revenue
Professional services cost of revenue consists primarily of personnel-related costs, including salaries and bonuses, stock-based compensation, third-party consulting services and allocated overhead. We expect our professional services cost of revenue to fluctuate based on customer needs.
Operating Expenses
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related expenses, including stock-based compensation directly associated with our sales and marketing organization. Other sales and marketing expenses include promotional events to promote our brand, such as awareness programs, digital programs, trade shows and our annual user conference, software license expenses and allocated overhead. Sales commissions that are directly related to acquiring customer contracts, as well as associated payroll taxes, are deferred upon execution of a contract with a customer, and subsequently amortized to sales and marketing expense. Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years, as we specifically anticipate renewals of the customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. We believe it is important to continue investing in sales and marketing to continue to generate revenue growth. Accordingly, we expect sales and marketing expenses to fluctuate in absolute dollars over the long term but may decrease in the near term due to active cost management. We expect such expenses to decrease as a percentage of revenue in the near and long term as we continue to actively manage our cost structure in our go to market functions, while still supporting our growth initiatives.
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
Interest Expense
Interest expense consists primarily of interest expense incurred on our short-term financing, equipment loans and finance leases.
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
The following tables set forth selected consolidated statements of operations data for each of the periods presented:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Revenue:
Subscription and other platform	$128,512	$136,412	$149,882
Professional services	10,800	11,669	13,826
Total revenue	139,312	148,081	163,708
Cost of revenue:
Subscription and other platform(1)(5)	25,731	28,037	34,751
Professional services(1)(5)	9,613	9,975	11,512
Total cost of revenue	35,344	38,012	46,263
Gross profit	103,968	110,069	117,445
Operating expenses:
Sales and marketing(1)(5)	68,094	78,077	89,200
Research and development(1)(2)(5)	32,972	36,250	41,122
General and administrative(1)(3)(4)(5)	38,677	46,399	49,124
Total operating expenses	139,743	160,726	179,446
Loss from operations	(35,775)	(50,657)	(62,001)
Interest expense	163	34	93
Other income, net	(7,483)	(9,168)	(11,303)
Loss before provision for income taxes	(28,455)	(41,523)	(50,791)
Provision for income taxes	398	633	995
Net loss	$(28,853)	$(42,156)	$(51,786)

(1)Includes stock-based compensation as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Cost of revenue
Subscription and other platform	$1,524	$2,612	$2,814
Professional services	456	535	545
Total cost of revenue	1,980	3,147	3,359
Sales and marketing	8,156	12,371	13,974
Research and development	5,291	8,911	9,126
General and administrative	13,258	20,758	18,558
Total stock-based compensation expense	$28,685	$45,187	$45,017

(2)Research and development expense includes amortization of the acquired intangible asset of $570 thousand for 2025, $551 thousand for 2024 and $558 thousand for 2023.
(3)General and administrative expense for 2025 includes legal costs associated with our IPO class action securities litigation of $394 thousand. In prior periods, the amounts were less meaningful to our results and thus not shown separately.
(4)General and administrative expense for 2025, 2024 and 2023 includes professional advisory expenses associated with activism defense and related costs of $179 thousand, nil and $2,656 thousand, respectively.
(5)General and administrative expense for 2025 includes acquisition related transaction costs of $1,197 thousand. We did not incur such costs in 2024 or 2023.

(6)The results of operations include restructuring costs, which primarily represent severance and related expenses due to restructuring activities, as follows. See Note 16 to the consolidated financial statements for additional information.

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Severance and related Charges	Lease Impairment Charge	Total	Severance and related Charges	Lease Impairment Charge	Total	Severance and related Charges	Lease Impairment Charge	Total

	(in thousands)
Cost of revenue
Subscription and other platform	$620	$—	$620	$377	$—	$377	$2,215	$108	$2,323
Professional services	38	—	38	23	—	23	149	119	268
Total cost of revenue	658	—	658	400	—	400	2,364	227	2,591
Sales and marketing	1,177	—	1,177	1,705	—	1,705	2,246	256	2,502
Research and development	159	—	159	112	—	112	1,397	569	1,966
General and administrative	103	—	103	339	—	339	391	409	800
Total restructuring costs	$2,097	$—	$2,097	$2,556	$—	$2,556	$6,398	$1,461	$7,859

Comparison of the Year Ended December 31, 2025 and 2024

	Year Ended December 31,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$128,512	92%	$136,412	92%	$(7,900)	(6)%
Professional services	10,800	8%	11,669	8%	(869)	(7)%
Total revenue	$139,312	100%	$148,081	100%	$(8,769)	(6)%

	Year Ended December 31,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Core Platform
Subscription and other platform	$126,378	91%	$133,841	90%	$(7,463)	(6)%
Professional services	10,319	7%	11,104	8%	(785)	(7)%
Total core platform revenue	136,697	98%	144,945	98%	(8,248)	(6)%
Virtual Conference
Subscription and other platform	2,134	1%	2,571	2%	(437)	(17)%
Professional service	481	1%	565	—%	(84)	(15)%
Total virtual conference revenue	2,615	2%	3,136	2%	(521)	(17)%
Total revenue	$139,312	100%	$148,081	100%	$(8,769)	(6)%

Total revenue decreased $8.8 million, or 6%, in 2025 compared to 2024. Excluding our Virtual Conference product, revenue decreased $8.2 million, or 6%, in 2025 compared to 2024. We continue to see less demand for our Virtual Conference product and we have deemphasized this product.

Subscription and other platform revenue decreased $7.9 million in 2025 compared to 2024. Excluding our Virtual Conference product, subscription and other platform revenue decreased $7.5 million in 2025 compared to 2024. The decrease was primarily due to lower net customers and reduced ARR as discussed in the section titled “Key Business Metrics.”
Professional services revenue decreased $0.9 million in 2025 compared to 2024. Excluding our Virtual Conference product, professional services revenue decreased $0.8 million compared to 2024. The decreases primarily reflect more customers shifting toward “self-service” instead of utilizing our core professional services offerings, along with a decline in total customer count that further reduced demand.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Subscription and other platform	$25,731	18%	$28,037	19%	$(2,306)	(8)%
Professional services	9,613	7%	9,975	7%	(362)	(4)%
Total cost of revenue	$35,344	25%	$38,012	26%	$(2,668)	(7)%
Gross profit	$103,968	75%	$110,069	74%	$(6,101)	(6)%
Gross margin	75%		74%
Cost of Revenue
Cost of revenue decreased $2.7 million, or 7%, in 2025 compared to 2024, primarily reflecting the result of our active cost management and headcount reduction associated with our restructuring activities.
Gross Margin
Gross margin was 75% in 2025 compared to 74% in 2024. While we continued to invest in our cloud infrastructure capabilities to support our ongoing business needs, we also made cost reductions across our business to enhance efficiency.
We expect gross margin for 2026 to be relatively consistent with 2025. We have continued to increase our utilization of the public cloud for our newer product offerings while we actively manage costs given the current macro-economic environment.
Operating Expenses
Sales and Marketing

	Year Ended December 31,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$68,094	49%	$78,077	53%	$(9,983)	(13)%
Sales and marketing expense decreased $10.0 million, or 13%, in 2025 compared to 2024. The decrease primarily reflects cost savings from headcount reduction related to our restructuring activities and our ongoing cost management efforts.
We expect our sales and marketing expense for 2026 to decrease in absolute dollars compared to 2025 as we continue to tighten our sales and marketing spend given the current macro-economic environment while supporting demand for our digital experiences and our next generation intelligent engagement platform.

Research and Development

	Year Ended December 31,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Research and development	$32,972	24%	$36,250	24%	$(3,278)	(9)%
Research and development expense decreased $3.3 million, or 9%, in 2025, compared to 2024. The decrease was primarily attributable to lower stock-based-compensation expense. We have been applying a disciplined approach to focus our investments on research and development areas that we believe offer the greatest opportunities, including investments in our generative AI capabilities such as ACE, ON24 IQ and ON24 AI Propel+, as we expand our platform and bring new products to the market.
We expect our research and development expense for 2026 to fluctuate in absolute dollars compared to 2025 as we focus on further developing our platform and infrastructure while we actively manage costs given the current macro-economic environment.
General and Administrative

	Year Ended December 31,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$38,677	28%	$46,399	31%	$(7,722)	(17)%
General and administrative expense decreased $7.7 million, or 17%, in 2025 compared to 2024. Excluding the impact of the $7.5 million reduction in stock-based compensation expense and the $1.2 million acquisition related transaction costs incurred in 2025, general and administrative expense decreased $1.4 million. The decrease reflects our continued focus on active cost management.
We expect our general and administrative expense for 2026 to fluctuate in absolute dollars compared to 2025 as we continue to actively manage costs given the current macro-economic environment.
Interest Expense

	Year Ended December 31,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$163	—%	$34	—%	$129	379%
The increase in interest expense in 2025 compared to 2024 was driven by short-term financing related to a software purchase and a finance lease we entered into during the fourth quarter of 2025.
Other Income, Net

	Year Ended December 31,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income, net	$(7,483)	(5)%	$(9,168)	(6)%	$(1,685)	(18)%

The decrease in other income, net in 2025 compared to 2024 was primarily driven by lower investment income. See Note 12 to the consolidated financial statements for additional information.
Provision for Income Taxes

	Year Ended December 31,
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	$ Change	% Change

	(in thousands, except percentages)
Provision for income taxes	$398	—%	$633	—%	$(235)	(37%)
The decrease in provision for income taxes in 2025 compared to 2024 was primarily driven by foreign exchange impacts.
Liquidity and Capital Resources
As of December 31, 2025, we had cash, cash equivalents and marketable securities of $167.5 million. Our investments generally consist of money market mutual funds, U.S. Treasury securities, U.S. Agency securities and debt securities, all of which are available for use in our current operations. Our liquidity requirements arise primarily from our working capital needs, capital expenditures and debt service requirements. We have historically funded our liquidity requirements through sales of convertible preferred stock, cash generated from our operations, borrowings and availability under our revolving credit facility, and through our initial public offering (“IPO”) in February 2021.
In May 2025, our board of directors approved a $50 million share repurchase program (the “2025 Repurchase Program”) authorizing us to repurchase shares of common stock on a discretionary basis from time to time through open market purchases, privately negotiated transactions, or other means. The 2025 Repurchase Program does not obligate us to acquire any specific amount of common stock and may be modified, suspended, or discontinued at any time at our discretion. As of December 31, 2025, we have suspended repurchases under the 2025 Repurchase Program in connection with the proposed Merger. Combined with our $25 million share repurchase program completed in March 2025, we repurchased $22.1 million of common stock (including commissions) in 2025 and had $32.4 million remaining budget under the 2025 Repurchase Program.
In 2025, we continued workforce reductions to further reduce costs and recorded $2.1 million in restructuring costs, primarily related to severance and one-time termination benefits. See Note 16 to the consolidated financial statements for further information. We expect to incur an additional $0.3 million to $0.5 million in restructuring costs in the first quarter of 2026 as part of our ongoing cost reduction efforts and may incur additional costs in future periods for restructuring activities.
Our principal uses of cash in recent periods have been to fund our operations, invest in research and development, purchase investments and to a lesser extent fund share repurchases and strategic transactions. In December 2025, we entered into a Merger Agreement with Cvent Atlanta, LLC as discussed in the section titled “Factors Affecting Our Performance.” In connection to the Merger, we agreed to pay Goldman Sachs & Co. LLC (“Goldman Sachs”) for their services provided related to this proposed Merger. This future payment is estimated to be $8.6 million and is contingent upon the closing of the Merger and will be based on the value of the consideration paid in the Merger.
Under the terms of the Merger Agreement, we have agreed to various covenants and obligations, including conducting our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. Outside of certain limited exceptions, we may not take, authorize, commit, resolve, or agree to take certain actions without Cvent’s consent, including: acquiring businesses, disposing of significant assets, making capital expenditures above agreed‑upon limits, issuing additional equity securities, incurring indebtedness outside the ordinary course, entering into or modifying material contracts that could affect our financial commitments or otherwise materially affect our liquidity or capital resources. In addition, we are required to maintain at least $107 million in cash as of the earlier of June 30, 2026 or the closing of the Merger. We currently expect the closing of the proposed Merger to occur in the first half of 2026.
We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements will depend on many factors including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, and the timing and extent of additional capital expenditures to invest in existing office spaces. Subject to the Merger Agreement, we may in the future enter into strategic transactions, such as additional share repurchases or arrangements to acquire or invest in complementary businesses, products, services and technologies, and we may need to seek additional equity or debt financing. In the event that additional financing is needed from outside sources, we may not be able to raise the necessary capital or raise the capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition could be materially and adversely affected.

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by (used in) operating activities	$7,452	$4,806	$(12,202)
Net cash provided by (used in) investing activities	34,821	(19,451)	162,315
Net cash used in financing activities	(20,388)	(23,274)	(124,183)
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
Net cash provided by (used in) operating activities is primarily impacted by our net loss adjusted for certain non-cash items such as stock-based compensation, depreciation and amortization, amortization of deferred contract acquisition costs, amortization (accretion) on marketable securities, as well as the effect of changes in operating assets and liabilities. Our cash flows from operating activities provided net cash of $7.5 million in 2025 compared to $4.8 million in 2024, resulting in an increase of cash inflow of $2.6 million. This favorable change was primarily attributable to the $13.3 million decrease in net loss and $4.8 million favorable changes in operating assets and liabilities between the periods, partially offset by the $15.5 million decrease in non-cash expenses. We made total restructuring related payments of $2.0 million in 2025, compared to $2.6 million in 2024. See Note 16 to the consolidated financial statements for additional information on restructuring.
The total non-cash adjustments for 2025 was $48.0 million compared to $63.5 million for 2024. This $15.5 million unfavorable change was primarily driven by a $16.5 million decrease in stock-based compensation expense, offset in part by a $4.2 million decrease in accretion of marketable securities, both for the comparable periods.
Working capital used cash of $11.8 million in compared to $16.6 million in 2024, a decrease of cash outflow of $4.8 million. This favorable change in working capital was impacted by, among other items, the timing of vendor payments and prepayment, the timing of cash receipts from customers as well as our active cost management.
Investing Activities
Net cash provided by investing activities for 2025 was $34.8 million compared to used cash of $19.5 million for 2024. The favorable change was primarily driven by a decrease in purchases of marketable securities of $78.8 million, offset in part by a decrease in proceeds from maturities and sales of marketable securities of $23.3 million.
Our most significant capital expenditures have been investments in our equipment to support ongoing operations. We expect our capital investment to continue in the future.
Financing Activities
Net cash used in financing activities for 2025 was $20.4 million compared to $23.3 million for 2024. This favorable change was primarily driven by the decreased spending on share repurchases during the period.
Debt Obligations
Revolving Credit Facility
In August 2024, we amended our revolving credit facility with Comerica Bank to decrease our borrowing capacity from a maximum of $50.0 million to $25.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows us to borrow up to $25.0 million if we maintain at least $100.0 million on deposit with Comerica Bank. If such deposit is less than $100.0 million, we may borrow up to the lesser of $25.0 million or an amount determined by our trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate. As of December 31, 2025, we had not drawn down on our line of credit. The terms of the agreement permit voluntary prepayment without premium or penalty. The agreement also permits payment of dividends and share repurchases from open market purchases or through an accelerated share repurchase program, subject to certain terms and conditions. The revolving credit facility matures in August 2026 and is secured by substantially all of our assets. We are required to pay a quarterly commitment fee of 0.10% per annum on the undrawn portion available under the revolving line of credit. We had an outstanding standby letter of credit of 0.2 million under its credit facility as a guarantee for our leased space as of December 31, 2025.

Outstanding principal amounts on the revolving credit facility incur interest at a rate equal to Comerica Bank’s prime referenced rate, as defined in the loan agreement. The referenced prime rate was 6.75% as of December 31, 2025 and 7.50% as of December 31, 2024.
Commitments and Contractual Obligations
The following table summarizes our significant non-cancelable contractual obligations as of December 31, 2025 (in thousands):

	Payments Due by Period
	Total	2026	2027 to 2028	2029 to 2030	2031 and Thereafter
Operating lease obligations	$6,596	$1,069	$2,885	$2,338	$304
Purchase commitments(1)	3,796	2,721	1,075	—	—
Other(2)	3,293	3,134	159	—	—
Total(3)	$13,685	$6,924	$4,119	$2,338	$304

(1)Amounts primarily represent our commitments under various software license and hosting facilities and services agreements. See Note 9 to consolidated financial statements for additional information.
(2)Amounts represent our recognized commitments under various software license agreements and are included in our accrued liabilities, accounts payable and other long-term liabilities on our consolidated balance sheets.
(3)We did not include the cash contingent consideration payable to Goldman Sachs for their service provided related to the proposed Merger with Cvent. This future payment is contingent upon the closing of the proposed Merger and the amount will be based on the value of the consideration paid on the closing date of the Merger. The cash contingent consideration was estimated to be approximately $8.6 million. The actual contingent consideration will be determined on the completion date of the proposed Merger.
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

The determination of SSP for each distinct performance obligation requires judgment. The SSP is the price at which we would sell a promised good or service separately to a customer. In instances where we do not sell or price a product or service separately, we estimate the standalone selling price by considering available information, such as market conditions, internally approved pricing guidelines and internal discounting tables. Based on these results, we estimate SSP for each distinct product or service delivered to customers. As our go-to-market strategies evolve, we may modify our pricing strategies in the future, which could result in changes to SSP.
Stock-Based Compensation
We issue stock-based compensation awards to employees, primarily in the form of restricted stock units (“RSUs”). We measure stock-based compensation expense related to these awards based on the grant date fair value of the awards. For time-based awards, we recognize stock-based compensation on a straight-line basis over the requisite service period, which generally equals the vesting period. For market performance-based stock unit awards (“MPSUs”) and performance-based stock unit awards (“PSUs”), we recognize stock-based compensation on an accelerated basis over the requisite service period, which generally equals the performance period. We account for forfeited awards as they occur.
The fair value of RSUs and PSUs is determined based on the closing market value of our common stock on the grant date. These awards granted to employees generally vest over three to four years.
The grant date fair value of the MPSUs is estimated using a Monte Carlo simulation which factors in the number of awards to be earned based on the achievement of the market condition. This model simulates the various stock price movements of our company and each constituent company of the benchmark index using certain assumptions, including the stock price of our common stock and those of the constituent companies, stock price volatility, risk-free interest rate and expected dividend yield. Compensation cost is recognized if the service condition is achieved, regardless of whether the market condition is ultimately satisfied.
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

•Expected Volatility. For awards granted before 2024, the expected volatility is estimated using a weighting of our historical volatility and the historical volatility of a peer group of publicly traded companies. For awards granted beginning in 2024, the expected volatility is estimated using our historical volatility.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue are denominated in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, the United Kingdom, Australia, Singapore, Japan and Norway. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for the years ended December 31, 2025, 2024 and 2023. We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
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
The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of December 31, 2025 (in thousands):

	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value as of December 31, 2025	50 BPS	100 BPS	150 BPS
Marketable securities	$131,789	$131,362	$130,937	$130,516	$130,097	$129,681	$129,269
Item 8. Financial Statements and Supplemental Date.
ON24, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ON24, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of ON24, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Santa Clara, California
March 12, 2026

ON24, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$37,013	$14,933
Marketable securities	130,516	167,803
Accounts receivable, net of allowances and reserves of $2,945 and $4,040 as of December 31, 2025 and 2024, respectively	24,643	28,616
Deferred contract acquisition costs, current	8,507	10,784
Prepaid expenses and other current assets	5,052	6,194
Total current assets	205,731	228,330
Property and equipment, net	4,992	6,673
Operating right-of-use assets	5,335	2,297
Intangible asset, net	156	660
Deferred contract acquisition costs, non-current	11,256	12,199
Other long-term assets	890	794
Total assets	$228,360	$250,953
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,260	$2,746
Accrued and other current liabilities	16,562	16,394
Deferred revenue	60,275	66,687
Operating lease liabilities, current	710	2,372
Total current liabilities	82,807	88,199
Operating lease liabilities, non-current	4,864	1,016
Other long-term liabilities	1,240	2,326
Total liabilities	88,911	91,541
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value per share; 500,000,000 shares authorized as of December 31, 2025 and 2024; 42,588,416 and 42,013,694 shares issued and outstanding as of December 31, 2025 and 2024, respectively	3	4
Additional paid-in capital	515,721	507,188
Accumulated deficit	(376,522)	(347,669)
Accumulated other comprehensive income (loss)	247	(111)
Total stockholders’ equity	139,449	159,412
Total liabilities and stockholders’ equity	$228,360	$250,953

See accompanying notes to consolidated financial statements.

ON24, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue
Subscription and other platform	$128,512	$136,412	$149,882
Professional services	10,800	11,669	13,826
Total revenue	139,312	148,081	163,708
Cost of revenue
Subscription and other platform	25,731	28,037	34,751
Professional services	9,613	9,975	11,512
Total cost of revenue	35,344	38,012	46,263
Gross profit	103,968	110,069	117,445
Operating expenses
Sales and marketing	68,094	78,077	89,200
Research and development	32,972	36,250	41,122
General and administrative	38,677	46,399	49,124
Total operating expenses	139,743	160,726	179,446
Loss from operations	(35,775)	(50,657)	(62,001)
Interest expense	163	34	93
Other income, net	(7,483)	(9,168)	(11,303)
Loss before provision for income taxes	(28,455)	(41,523)	(50,791)
Provision for income taxes	398	633	995
Net loss	$(28,853)	$(42,156)	(51,786)
Net loss per share
Basic and diluted	$(0.68)	$(1.01)	$(1.16)
Weighted-average shares used in computing net loss per share
Basic and diluted	42,448,269	41,759,879	44,644,792

See accompanying notes to consolidated financial statements.

ON24, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(28,853)	$(42,156)	$(51,786)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	297	(471)	73
Unrealized gain (loss) on available for sale debt securities, net of tax	61	(75)	1,234
Total other comprehensive income (loss)	358	(546)	1,307
Total comprehensive loss	$(28,495)	$(42,702)	$(50,479)

See accompanying notes to consolidated financial statements.

ON24, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	47,554,801	$5	$562,555	$(253,727)	$(872)	$307,961
Cash dividend declared ($1.09 per share)	—	—	(49,872)	—	—	(49,872)
Repurchase of common stock	(9,762,758)	(1)	(74,568)	—	—	(74,569)
Excise taxes on repurchase of common stock	—	—	(486)	—	—	(486)
Issuance of common stock upon exercise of stock options	873,389	—	1,637	—	—	1,637
Issuance of common stock upon release of restricted stock units	2,364,353	—	—	—	—	—
Issuance of common stock under Employee Share Purchase Plan (“ESPP”)	159,536	—	1,008	—	—	1,008
Stock-based compensation expense	—	—	45,017	—	—	45,017
Other comprehensive income	—	—	—	—	1,307	1,307
Net loss	—	—	—	(51,786)	—	(51,786)
Balance as of December 31, 2023	41,189,321	$4	$485,291	$(305,513)	$435	$180,217
Repurchase of common stock	(4,000,990)	—	(25,777)	—	—	(25,777)
Issuance of common stock upon exercise of stock options	1,233,572	—	1,819	—	—	1,819
Issuance of common stock upon release of restricted stock units	3,469,986	—	—	—	—	—
Issuance of common stock under ESPP	121,805	—	668	—	—	668
Stock-based compensation expense	—	—	45,187	—	—	45,187
Other comprehensive income	—	—	—	—	(546)	(546)
Net loss	—	—	—	(42,156)	—	(42,156)
Balance as of December 31, 2024	42,013,694	$4	$507,188	$(347,669)	$(111)	$159,412
Repurchase of common stock	(3,900,269)	(1)	(22,094)	—	—	(22,095)
Issuance of common stock upon exercise of stock options	1,162,283	—	1,427	—	—	1,427
Issuance of common stock upon release of restricted stock units	3,202,228	—	—	—	—	—
Issuance of common stock under ESPP	110,480	—	515	—	—	515
Stock-based compensation expense	—	—	28,685	—	—	28,685
Other comprehensive loss	—	—	—	—	358	358
Net loss	—	—	—	(28,853)	—	(28,853)
Balance as of December 31, 2025	42,588,416	$3	$515,721	$(376,522)	$247	$139,449

See accompanying notes to consolidated financial statements.

ON24, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(28,853)	$(42,156)	$(51,786)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,843	4,828	5,360
Stock-based compensation expense	28,685	45,187	45,017
Amortization of deferred contract acquisition costs	12,803	14,862	15,589
Provision for allowance for doubtful accounts and billing reserves	1,117	2,159	3,059
Non-cash lease expense	1,557	1,573	1,710
Accretion of marketable securities	(957)	(5,169)	(7,716)
Lease impairment charge	—	—	1,461
Other	11	123	244
Changes in operating assets and liabilities:
Accounts receivable	2,856	7,164	2,759
Deferred contract acquisition costs	(9,583)	(9,661)	(12,864)
Prepaid expenses and other assets	1,133	(1,536)	2,061
Accounts payable	2,382	(105)	(2,897)
Accrued liabilities	354	(1,985)	(1,999)
Deferred revenue	(6,412)	(7,671)	(9,095)
Other liabilities	(2,484)	(2,807)	(3,105)
Net cash provided by (used in) operating activities	7,452	4,806	(12,202)
Cash flows from investing activities:
Purchase of property and equipment	(3,484)	(2,241)	(2,183)
Purchase of marketable securities	(117,765)	(196,606)	(276,210)
Proceeds from maturities of marketable securities	156,070	163,048	422,969
Proceeds from sale of marketable securities	—	16,348	17,739
Net cash provided by (used in) investing activities	34,821	(19,451)	162,315
Cash flows from financing activities:
Proceeds from exercise of stock options	1,359	2,034	1,422
Proceeds from issuance of common stock under ESPP	515	668	1,008
Payment for repurchase of common stock	(22,095)	(25,777)	(74,569)
Payment of cash dividend	—	—	(49,872)
Repayment of short-term financing and equipment loans	(164)	(72)	(236)
Repayment of finance lease obligations	(3)	(127)	(1,533)
Acquisition holdback payment	—	—	(403)
Net cash used in financing activities	(20,388)	(23,274)	(124,183)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	207	(366)	199
Net increase (decrease) in cash, cash equivalents and restricted cash	22,092	(38,285)	26,129
Cash, cash equivalents and restricted cash, beginning of period	15,013	53,298	27,169
Cash, cash equivalents and restricted cash, end of period	$37,105	$15,013	$53,298
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$37,013	$14,933	$53,209
Restricted cash included in other assets, non-current	92	80	89
Total cash, cash equivalent and restricted cash	$37,105	$15,013	$53,298
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$555	$856	$1,231
Cash paid for interest	$29	$2	$50
Supplemental disclosures of noncash investing and financing activities:
Property and equipment purchased funded by liabilities	$276	$—	$—
Property and equipment purchased not yet paid	$3,294	$4,589	$1,241
Option exercises not yet settled	$68	$—	$215
See accompanying notes to consolidated financial statements.

ON24, Inc.
Notes to Consolidated Financial Statements
Note 1. Description of Business and Significant Accounting Policies
Description of Business
ON24, Inc. and its subsidiaries (together, ON24 or the Company) provides a leading, cloud-based intelligent engagement platform that combines best-in-class customer interaction experience with personalization and content, to enable sales, marketing and other customer-facing organizations to capture and act on connected insights at scale. The Company’s platform offers a portfolio of interactive and hyper-personalized digital experience products that creates and captures actionable, real-time data at scale from millions of professionals to provide businesses with buying signals and behavioral insights to efficiently convert prospects into customers, and, ultimately, propel positive business outcomes. The Company was incorporated in the state of Delaware in January 1998 as NewsDirect, Inc. and in December 1998 changed its name to ON24, Inc. The Company is headquartered in San Francisco, California.
Proposed Merger with Cvent
On December 29, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cvent Atlanta, LLC, a Delaware limited liability company (“Parent”), and Summit Sub Corp., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving company and a wholly-owned subsidiary of Parent following the proposed transaction. Parent and Merger Sub are affiliated with Cvent, Inc. and have agreed to acquire all of the company’s issued and outstanding shares of common stock, subject to the terms and conditions of the Merger Agreement. ON24’s shareholders will be entitled to receive $8.10 in cash for each share of ON24’s common stock owned by them as of immediately prior to the effective time of the Merger.
The consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of legal restraints, the expiration or termination of applicable waiting periods under applicable antitrust laws, the occurrence of the CFIUS Closing Period (as defined in the Merger Agreement), and approval of the Merger by holders of a majority of the Company’s outstanding shares of common stock entitled to vote at the Company Stockholder Meeting. The Merger is also subject to the accuracy of each party’s representations and warranties and the performance of certain obligations under the Merger Agreement, including, with respect to the Company, maintaining at least $107 million in cash as of the earlier of June 30, 2026 or the closing of the proposed Merger, all as further described in the Merger Agreement.
The Merger Agreement contains customary termination rights for both the Company and Parent, including the right of either party to terminate the Merger Agreement if the Merger has not been completed by December 29, 2026 (subject to a potential extension to March 29, 2027 if additional time is required to obtain antitrust regulatory approvals). The Merger Agreement further provides that, upon termination under specified circumstances, Parent may be required to pay the Company a termination fee of approximately $22 million and the Company may be required to pay Parent a termination fee of approximately $12 million, depending on the circumstances of such termination, as described in the Merger Agreement.
The Company agreed to pay its financial advisors for their services provided related to this proposed Merger. This future payment is contingent upon the closing of the proposed Merger and will be based on the value of the consideration paid in the Merger.
The Company currently expects the closing of the proposed Merger to occur in the first half of 2026.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of bank deposits and highly liquid investments, primarily money market mutual funds, purchased with an original maturity of three months or less. Restricted cash included in other long-term assets in the consolidated balance sheets consists of term deposits to collateralize our Sydney operating lease.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets or asset groups for impairment whenever events indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. In 2023, the Company recorded impairment charges of $1.5 million, primarily to its operating right-of-use (“ROU”) assets related to its headquarters lease. See Note 7 for additional information. There were no impairment charges recognized related to long-lived assets in 2025 or 2024.
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
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of five years as the Company specifically anticipates renewals of customer contracts and commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts. Sales commissions paid upon renewal of customer contracts are amortized over the contractual renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Sales commissions paid related to professional services are amortized over the expected service period. The Company determines the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of its platform and related significant features. Amortization of deferred contract acquisition costs was $12.8 million in 2025, $14.9 million in 2024 and $15.6 million in 2023. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the consolidated statements of operations.
The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. The Company had no impairment losses relating to deferred contract acquisition costs during the periods presented.
Cost of Revenue
Subscription and Other Platform Cost of Revenue
Subscription and other platform cost of revenue primarily consists of costs related to hosting the Company’s platform and providing operating support services to its customers. These costs are related to the Company’s hosting facilities, personnel-related costs such as salaries, bonuses, stock-based compensation expense, benefits costs associated with our operations and support personnel, software license fees and allocated overhead.
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
Advertising Costs
Advertising costs are expensed as incurred in sales and marketing expense in the consolidated statements of operations and amounted to $5.8 million, $6.7 million and $7.8 million in 2025, 2024 and 2023, respectively.

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
Stock-Based Compensation
Stock-based compensation expense related to stock awards is measured based on the grant date fair value of the awards. For time-based stock awards, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, which is generally one to four years for restricted stock unit awards (“RSUs”) and four years for option awards. For market performance-based restricted stock unit awards (“MPSUs”) and performance-based restricted stock unit awards (“PSUs”), the Company recognizes stock-based compensation expense on an accelerated basis over the requisite service period, which is generally three years. We account for forfeited awards as they occur.
The fair value of each RSU and PSU is based on the fair value of the underlying common stock on the grant date.
The fair value of each MPSU is estimated on the grant date using a Monte Carlo simulation which factors in the number of awards to be earned based on the achievement of the market condition. This model simulates the various stock price movements of the Company and each constituent company of the benchmark index using certain assumptions such as stock price volatility, risk-free interest rate and expected dividend yield. Compensation cost is recognized if the service condition is achieved, regardless of whether the market condition is ultimately satisfied.
The fair value of each option award and purchase right under the ESPP is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of assumptions, including the risk-free interest rates, the expected term of the option, the expected volatility of the Company’s stock price and the expected dividend yield.
The assumptions used to determine the fair value of the MPSU and option awards are highly subjective and represent management’s best estimates. These estimates involve inherent uncertainties and application of management’s judgment.
Foreign Currency
The functional currencies of the Company’s foreign subsidiaries are each country’s local currency. Assets and liabilities of the subsidiaries are translated into U.S. dollars at exchange rates in effect at the reporting date. Amounts classified in stockholders’ deficit are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss). Foreign currency transaction gains or losses, whether realized or unrealized, are reflected in the consolidated statements of operations within other income, net. See Note 12 for additional information.
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
Recently Issued Accounting Standards
In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2025-11, Interim Reporting (Topic: 270): Narrow Scope Improvement. This ASU clarifies the interim disclosure requirements and provides guidance on the applicability of Topic 270. ASU 2025-11 is effective with the Company’s 2028 reporting period, with early adoption permitted. The Company is currently evaluating the impact of this update on its financial statements and disclosures.
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
Note 2. Revenue
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic region based on the shipping address of customers (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$107,738	$113,758	$126,147
EMEA	23,867	26,167	27,636
Other	7,707	8,156	9,925
Total revenue	$139,312	$148,081	$163,708

No individual foreign country contributed 10% or more of the total revenue in 2025, 2024 and 2023.
No single customer accounted for 10% or more of the total revenue in 2025 2024 and 2023. Additionally, no single customer accounted for 10% or more of accounts receivable as of December 31, 2025 and 2024.
Contract Balances
Accounts receivable: The Company records accounts receivable when the Company has a contractual right to consideration. In some arrangements, a right to consideration for the Company’s performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled receivable. As of December 31, 2025 and 2024, unbilled receivables were included within accounts receivable, net of allowance for doubtful accounts and billing reserves on the consolidated balance sheets and were not material.

Contract assets: The Company records a contract asset when the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. Contract assets are included in prepaid expenses and other current assets in the consolidated balance sheets and were not material as of December 31, 2025 and 2024.
Contract liabilities: The Company defers its revenue when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized during the following 12-month period and the remaining portion is recorded as noncurrent, which is included in other long-term liabilities on the consolidated balance sheet. The amount of revenue recognized in 2025 that was included in deferred revenue at the beginning of the period was $64.3 million.
Remaining Performance Obligations
The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company may bill for the full term in advance or on an annual, quarterly or monthly basis, depending on the terms of the agreement. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $131.1 million, which consists of both billed consideration in the amount of $60.6 million and unbilled consideration in the amount of $70.5 million that the Company expects to recognize as revenue. As of December 31, 2025, the Company expects to recognize 71% of its remaining performance obligations as revenue over the subsequent 12 months and the remainder thereafter.
Note 3. Marketable Securities
Marketable securities consisted of the following as of the periods presented (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. Treasury securities	$130,304	$212	$—	$130,516
Total marketable securities	$130,304	$212	$—	$130,516

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. Treasury securities	$167,651	$244	$(92)	$167,803
Total marketable securities	$167,651	$244	$(92)	$167,803

As of December 31, 2025, no marketable securities have been in a continuous unrealized loss position. As of December 31, 2024, marketable securities that have been in a continuous unrealized loss position consisted of the following (in thousands):

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$25,785	$(92)	$—	$—	$25,785	$(92)
Total	$25,785	$(92)	$—	$—	$25,785	$(92)

The Company periodically evaluates whether any security has experienced credit-related declines in fair value. The Company did not recognize any credit loss related to its available for sales debt securities in 2025, 2024 or 2023.
The amount of realized gains or losses from marketable securities that were reclassified out from accumulated other comprehensive income (loss) to other income, net was based on specific identification and such amount was immaterial in 2024 and 2023. The Company did not have such transfers in 2025.

The following summarizes the remaining contractual maturities of the Company’s marketable securities as of December 31, 2025 (in thousands):

Fair Value
One year or less	$109,762
Over one year through three years	20,754
Total marketable securities	$130,516

Note 4. Fair Value Measurement
The following tables summarize the Company’s financial instruments recorded at fair value on a recurring basis by level within the fair value hierarchy as of the periods presented (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash equivalents - money market mutual funds	$30,224	$—	$—	$30,224
Marketable securities
U.S. Treasury securities	—	130,516	—	130,516
Total cash equivalents and marketable securities	$30,224	$130,516	$—	$160,740

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash equivalents - money market mutual funds	$10,716	$—	$—	$10,716
Marketable securities
U.S. Treasury securities	—	167,803	—	167,803
Total cash equivalents and marketable securities	$10,716	$167,803	$—	$178,519

As of December 31, 2025 and 2024, the Company classified its cash equivalents within level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company classified its marketable securities within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded.
Note 5. Balance Sheets Components
Allowance for Doubtful Accounts and Billing Reserves
The following table presents the changes in the allowance for doubtful accounts as of the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of period	$2,695	$2,561	$1,900
Charges to general and administrative expenses	948	1,469	1,759
Write-offs and other adjustments	(1,528)	(1,335)	(1,098)
Balance, end of period	$2,115	$2,695	$2,561

In addition to the allowance for doubtful accounts, the Company maintains a billing reserve which represents potential billing adjustments that is recorded as a reduction of revenue. The Company’s billing reserve is based on known adjustments and an estimate using a percentage of revenue based on historical trends and experience.

The following table presents the changes in billing reserves as of the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of period	$1,345	$1,060	$1,030
Charges to revenue	169	690	1,300
Write-offs and other adjustments	(684)	(405)	(1,270)
Balance, end of period	$830	$1,345	$1,060

Property and Equipment, Net
Property and equipment, net consisted of the following as of the periods presented (in thousands):

	December 31, 2025	December 31, 2024
Computer, equipment and software(1)	$29,381	$36,198
Furniture and fixtures	542	1,106
Leasehold improvements	536	3,742
Property and equipment, gross	30,459	41,046
Less: Accumulated depreciation and amortization(2)	(25,467)	(34,373)
Property and equipment, net	$4,992	$6,673

(1)Includes amounts related to finance lease assets. These amounts were immaterial as of December 31, 2025, and no such amounts were recorded as of December 31, 2024.
(2)Includes amounts related to finance lease assets. These amounts were immaterial as of December 31, 2025, and no such amount was recorded as of December 31, 2024.
Depreciation and amortization expense for property and equipment was $4.3 million in 2025 and 2024, and $4.8 million in 2023..
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the periods presented (in thousands):

	December 31, 2025	December 31, 2024
Accrued compensation and benefits	$3,788	$3,711
Accrued bonus and commissions	5,508	5,839
Other	7,266	6,844
Accrued and other current liabilities	$16,562	$16,394

Note 6. Intangible Assets
The Company’s acquired intangible asset subject to amortization as of the periods presented was as follows (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(2,113)	$587
Effect of foreign currency translation	(352)	(79)	(431)
Total	$2,348	$(2,192)	$156

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,700	$(1,543)	$1,157
Effect of foreign currency translation	(612)	115	(497)
Total	$2,088	$(1,428)	$660

The intangible asset is amortized on a straight-line basis over its useful life of 4 years. As of December 31, 2025, the intangible asset had a remaining amortization period of approximately 0.3 years.
The amortization expense was included in research and development in the consolidated statements of operations as the acquired technology is used to enhance our existing product capabilities and was not material in 2025, 2024 and 2023.
The estimated future amortization expense for the intangible asset is as follows (in thousands):

2026	$156
Total	$156

Note 7. Leases
The Company entered into operating leases primarily for office facilities and finance leases primarily for computer and network equipment purchases. These leases have terms generally ranging from 3 years to 12 years. The Company’s lease agreements generally do not contain any material variable lease payments, residual value guarantees or restrictive covenants.
In 2023, the Company ceased using a portion of its then-headquarters space and recorded impairment charges of $1.5 million on its headquarters lease, primarily on the operating ROU assets due to vacating the sublease space. See Note 16 for additional information.
The balance sheet classification of the Company’s right-of-use assets and lease liabilities as of the periods presented was as follows (in thousands):

Leases	Classification	December 31, 2025	December 31, 2024
Non-Current Assets
Finance lease assets	Property, plant and equipment, net	$116	$—
Operating lease assets	Operating right-of-use asset	5,335	2,297
Total lease assets		$5,451	$2,297

Current Liabilities
Finance	Accrued and other current liabilities	$28	$—
Operating	Operating lease liabilities, current	710	2,372

Non-Current Liabilities
Finance	Other long-term liabilities	90	—
Operating	Operating lease liabilities	4,864	1,016
Total lease liabilities		$5,692	$3,388

The components of lease cost were as follows (in thousands):

		Year Ended December 31,
Lease Cost	Classification	2025	2024	2023
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$5	$67	$547
Interest on finance lease liabilities	Interest expense	1	—	35
Operating lease cost(1)	Selling, general and administrative expenses	1,719	1,735	1,955
Variable lease cost	Selling, general and administrative expenses	504	590	483
Total lease cost		$2,229	$2,392	$3,020

(1)Operating lease cost does not include the impairment charges of $1.2 million incurred in 2023 on the operating ROU assets related to the Company’s headquarters lease.
The undiscounted future lease payments under the lease liabilities as of December 31, 2025 were as follows (in thousands):

Maturity of Lease Liabilities	Finance Lease	Operating Lease
2026	$29	$1,069
2027	29	1,576
2028	29	1,309
2029	29	1,152
2030	22	1,186
Thereafter	—	304
Total lease payments	138	6,596
Less imputed interest	(20)	(1,022)
Present value of lease liabilities	$118	$5,574

The weighted-average lease term and discount rate as of the periods presented were as follows:

	December 31, 2025
	Finance Lease	Operating Lease
Weighted-average remaining lease term	4.8 years	4.7 years
Weighted-average discount rate	6.98%	6.93%

	December 31, 2024
	Finance Lease	Operating Lease
Weighted-average remaining lease term	—	1.8 years
Weighted-average discount rate	—%	5.20%

Supplemental cash flow information was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$2,569	$2,861	$2,933
Financing cash used by finance leases	3	127	1,533
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	4,426	867	224
Finance leases	121	—	—
Note 8. Credit Facility
In August 2024, the Company amended its revolving line of credit with a financial institution to decrease the Company's borrowing capacity from a maximum of $50.0 million to $25.0 million with a letter of credit sublimit of $4.0 million and a credit card sublimit of $1.0 million. The amendment allows the Company to borrow up to $25.0 million if the Company maintains at least $100.0 million on deposit at the institution. If such deposit is less than $100.0 million, the Company may borrow up to the lesser of $25.0 million or an amount determined by the Company's trailing five months of recurring revenue, annualized renewal rate and annualized monthly churn rate, as defined by the agreement. As of December 31, 2025, the Company had not drawn down on its line of credit. The terms of the agreement permit voluntary prepayment without premium or penalty. The agreement also permits payment of dividends and share repurchases from open market purchases or through an accelerated share repurchase program, subject to certain terms and conditions. The revolving credit facility matures in August 2026 and is secured by substantially all of the Company’s assets. The outstanding principal balance on the revolving line of credit, if any, is due at maturity. The Company is required to pay quarterly in arrears a commitment fee of 0.10% per annum on the undrawn portion available under the revolving line of credit. As of December 31, 2025, the Company had an outstanding standby letter of credit of $0.2 million under its credit facility as a guarantee for its leased space.
Interest on the revolving credit facility is payable monthly in arrears at a rate equal to the lender’s prime referenced rate as defined in the agreement. The prime referenced rate was 6.75% as of December 31, 2025 and 7.50% as of December 31, 2024.
The revolving credit facility is subject to certain restrictions and financial covenants, including the requirement of maintaining a minimum debt to EBITDA ratio when the Company’s aggregate borrowing exceeds $5.0 million and the Company fails to maintain $100.0 million in deposits. As of December 31, 2025, the Company was not subject to the financial covenant as the Company met the deposit requirement and had not drawn down from its line of credit.
Note 9. Commitment and Contingencies
Purchase Obligations
As of December 31, 2025, the Company has non-cancelable unrecognized purchase commitments primarily related to software license fees and hosting facilities and services as follows (in thousands):

Purchase Obligations(1)
2026	$2,721
2027	1,075
Total	$3,796

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

FASB ASC 450-20, Contingencies, sets forth the rules for accounting for uncertain tax positions for taxes not based on income. When a loss contingency exists, the likelihood of the incurrence of the liability can range from probable to remote. The Company believes it is reasonably possible that a loss will result from the sales and use tax assessments in the range of zero to $0.5 million. The Company has not recorded an accrual as of December 31, 2025 and 2024.
Legal Proceedings
The Company, its Chief Executive Officer, its Chief Financial Officer, certain current and former members of its board of directors and the underwriters that participated in the Company’s Initial Public Offering (“IPO”) are named as defendants in a consolidated putative class action, captioned In re ON24, Inc. Securities Litigation, 4:21-cv-08578-YGR (filed in November 2021), in the United States District Court for the Northern District of California. The consolidated complaint purports to assert claims under Sections 11 and 15 of the Securities Act of 1933 on behalf of all persons and entities that purchased, or otherwise acquired, the Company’s common stock issued in connection with its IPO. The complaint alleges that the Company’s registration statement and prospectus contained untrue statements of material fact and/or omitted material facts about ON24’s growth and customer base. Plaintiff seeks, among other things, an award of damages and attorneys’ fees and costs. The defendants filed a motion to dismiss the complaint in May 2022, which the district court granted with leave to amend in July 2023. Plaintiff filed its amended complaint in September 2023, and the defendants filed a motion to dismiss the amended complaint in October 2023. In March 2024, the district court granted the defendants’ motion to dismiss with prejudice. In January 2026, the Court of Appeals for the Ninth Circuit affirmed in part and reversed the district court’s order. The Company then filed a petition for rehearing and rehearing en banc which was denied by the Ninth Circuit on March 9, 2026. The Company believes the allegations in the amended complaint are without merit. The Company is unable to reasonably estimate a possible loss or range of possible loss, if any, arising from this matter at this early stage. Accordingly, no accrued litigation expense has been recorded in the accompanying consolidated financial statements.
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
Common Stock Reserved for Future Issuance
As of December 31, 2025, the Company had the following shares of common stock reserved for future issuance under its equity incentive plan and employee share purchase plan:

Stock options outstanding	4,260,587
Restricted stock outstanding	5,274,092
Remaining shares available for future grant under 2021 Equity Incentive Plan	2,176,433
Remaining shares available for future issuance under 2021 Employee Stock Purchase Plan	2,417,767
Total shares of common stock reserved as of December 31, 2025	14,128,879

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
The Company initially reserved 6,400,000 shares of common stock for issuance under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan increase automatically on the first day of January of each of 2022 through 2031, in an amount equal to the lesser of (a) 5.0% of the number of shares of stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s board of directors. Pursuant to the automatic annual increase, 2,129,420 additional shares were reserved under the 2021 Plan on January 1, 2026. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The plan administrator determines the term of stock options granted under the 2021 Plan, up to a maximum of 10 years.
Repurchase of Common Stock
In February 2024, the Company completed its $75 million share repurchase program that was effected in the first quarter of 2023. In March 2024, the Company’s board of directors approved a $25 million share repurchase program (the “2024 Repurchase Program”) authorizing the discretionary repurchase of common stock over a 12-month period through open market purchases, privately negotiated transactions, or other means. The 2024 Repurchase Program concluded in March 2025.
In May 2025, the Company’s board of directors approved a $50 million share repurchase program (the “2025 Repurchase Program”) authorizing the Company to repurchase common stock from time to time on a discretionary basis through similar methods. The 2025 Share Repurchase program does not obligate the Company to acquire any specific amount of common stock and may be modified, suspended, or discontinued at any time at the Company’s discretion. As of December 31, 2025, the Company has suspended repurchases under the 2025 Repurchase Program in connection with the proposed Merger.
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
The following table presents certain information regarding shares repurchased during the periods presented:

	Year Ended December 31,
	2025	2024	2023
Number of shares repurchased	3,900,269	4,000,990	9,762,758
Average price per share, including commissions	$5.67	$6.44	$7.64
Total repurchase costs, including commissions (in millions)	$22.1	$25.8	$74.6
As of December 31, 2025, the Company has $32.4 million remaining under its 2025 Repurchase Program.
Dividend

Pursuant to the capital return program in May 2023, the Company’s board of directors declared a one-time special cash dividend of $1.09 per share, which was paid in June, 2023 in an aggregate amount of $49.9 million (the “Special Dividend”).
Anti-Dilution Adjustment to the Outstanding Awards
Pursuant to the terms of the 2021 Plan and the 2014 Plans, participants holding outstanding equity awards are entitled to receive an anti-dilution adjustment in the event of payment of a dividend. In conjunction with the declaration of the Special Dividend in May 2023, the compensation committee of the Company’s board of directors approved an adjustment to outstanding equity awards (both vested and unvested) in the form of exercise price reductions and/or increases in the number of shares issuable upon vesting and settlement of each award. This anti-dilution adjustment was designed to equalize the fair value of the awards before and after the Special Dividend. Accordingly, no incremental compensation cost was recognized.

Grant Activities
Restricted Stock Units
A summary of RSU activity, excluding RSUs with performance conditions, and related information is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2024	5,051,759	$8.20
Granted	2,808,310	5.48
Vested	(3,283,637)	8.39
Cancelled and forfeited	(509,462)	7.77
Unvested balance as of December 31, 2025	4,066,970	$6.23

The total fair value of RSUs vested as of the respective vesting dates was $18.7 million in 2025, $22.0 million in 2024 and $18.2 million in 2023.
Restricted Stock Unit with Performance Conditions
In the second quarter of 2025, the Company’s board of directors granted 245,000 PSUs to certain executive officers, with a grant date fair value of $1.4 million. These PSUs are subject to the achievement of specified financial performance targets and may be earned at levels ranging from 0% to 200% based on actual performance during the period from January 1, 2025 through December 31, 2025. Thirty-three percent of the earned PSUs will vest on January 1, 2026, with the remaining earned PSUs vesting in eight equal quarterly installments beginning in March 2026. Vesting of these PSUs is also subject to continued service by the award holders through each applicable vesting date. As of December 31, 2025, none of these PSUs have vested. In February 2026, the Compensation Committee certified the achievement related to the financial performance targets and determined that 100.63% of the PSUs were earned, subject to the ongoing service condition.
In the second quarter of 2025, the Company’s board of directors also granted 245,000 MPSUs to certain executive officers, with a grant date fair value of $0.6 million. These MPSUs will vest if the average closing price of the Company’s common stock equals or exceeds specified target prices for 20 consecutive trading days during the performance period, which extends from the grant date through December 31, 2027. Vesting of these MPSUs is also subject to continued service by the award holders through each applicable vesting date. As of December 31, 2025, none of these MPSUs have vested.
In the second quarter of 2024, the Company’s board of directors granted 805,494 MPSUs to certain executive officers with a grant date fair value of $6.8 million. These MPSUs vest following three annual performance periods beginning in 2024, each in an amount equal to one-third of the target number of MPSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned MPSUs capped at 125% for the first two performance periods. Vesting of these MPSUs is also subject to continued service by the award holders through the end of each performance period. As of December 31, 2025, 99,652 of these MPSUs have vested.
In the second quarter of 2023, the Company’s board of directors granted 203,000 MPSUs to certain executive officers with a grant date fair value of $2.5 million. These MPSUs vest following three annual performance periods beginning in 2023, each in an amount equal to one-third of the target number of MPSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned MPSUs capped at 125% for the first two performance periods. Vesting of these MPSUs is also subject to continued service by the award holder through the end of each performance period. In May 2023, an additional 32,204 MPSUs were issued in connection with the anti-dilution adjustment. As of December 31, 2025, 47,819 of these MPSUs have vested.
In the fourth quarter of 2022, the Company’s board of directors granted 341,404 MPSUs to an executive officer with a grant date fair value of $4.2 million. These MPSUs vest following three annual performance periods beginning in 2023, each in an amount equal to one-third of the target number of MPSUs multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the shares granted under this award, with the maximum earned MPSUs capped at 125% for the first two performance periods. Vesting of these MPSUs is also subject to continued service by the award holder through the end of each performance period. In May 2023, an additional 54,167 MPSUs were issued in connection with the anti-dilution adjustment. As of December 31, 2025, 75,976 of these MPSUs have vested.
The total fair value of MPSUs vested as of the respective vesting dates was $0.7 million in 2025, $1.0 million in 2024 and nil in 2023.

Stock Options
A summary of stock option activity and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2024	5,547,559	$6.75
Granted	—	—
Exercised	(1,162,283)	1.23		$5,142
Cancelled and forfeited	(124,689)	15.46
Balance as of December 31, 2025	4,260,587	$8.01	3.99	$15,017
Vested and exercisable	4,260,587	$8.01	3.99	$15,017

The Company did not grant options in 2025, 2024 and 2023. The total intrinsic value of options exercised in 2025, 2024 and 2023 was $5.1 million, $6.3 million and $5.2 million, respectively.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (“ESPP”) became effective in connection with the Company’s IPO in February 2021. A total of 1,300,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares reserved for issuance increases automatically on the first day of January of each of 2022 through 2031, in an amount equal to the lesser of (a) 1% of the number of shares of stock issued and outstanding on the immediately preceding December 31, (b) 1,300,000 shares, or (c) an amount determined by the Company’s board of directors. Pursuant to the automatic annual increase, 425,884 additional shares were reserved under the ESPP on January 1, 2026.
All eligible employees may participate in the ESPP and may contribute up to 20% of their eligible earnings for the purchase of the Company’s common stock under the ESPP. Unless otherwise determined by the Company’s board of directors, common stock will be purchased for the accounts of employees participating in the ESPP at a price per share equal to the lesser of (1) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (2) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Offering periods generally start on the first trading day on or after May 16 and November 16 of each year. In February 2026, the Company suspended its ESPP in connection with the proposed Merger.
In 2025, 2024 and 2023, employees purchased 110,480, 121,805 and 159,536 shares of common stock at a weighted average price of $4.66, $5.49 and $6.32 per share under the ESPP, respectively.
Fair Value Determination
The Black-Scholes assumptions used to value the employee stock purchase rights at the grant dates are as follows:

	Year Ended December 31,
	2025			2024			2023
Expected term	0.50 years			0.50 years			0.50 years
Expected volatility	35.55%	-	39.45%	33.79%	-	38.56%	43.79%	-	49.38%
Risk-free interest rate	3.80%	-	4.30%	4.44%	-	5.41%	5.26%	-	5.38%
Dividend yield	—%			—%			—%

The Monte Carlo assumptions used to value the market-based PSUs at the grant dates are as follows:

	Year Ended December 31,
	2025			2024			2023
Expected term	2.60 years	-	2.67 years	2.68 years	-	2.69 years	2.69 years
Expected volatility	39.30%	-	40.30%	45.77%	-	45.81%	53.10%
Risk-free interest rate	3.74%	-	3.91%	4.81%	-	4.86%	3.98%
Dividend yield	—%			—%			—%
The assumptions and estimates used in the Black-Scholes and Monte Carlo valuations were determined as follows:
•Fair Value of Common Stock. The fair value of each share of underlying common stock is based on the closing price of the Company’s common stock on grant date, as reported on the New York Stock Exchange.
•Risk-Free Interest Rate. The risk-free interest rate for the expected term is based on the U.S. Treasury yield curve in effect on the grant date.
•Expected Term. For ESPP purchase rights, the expected term is the length of purchase period. For MPSUs, the expected term is the longer of the requisite service period or the performance period.
•Expected Volatility. For ESPP purchase rights, the expected volatility is based on the Company’s historical volatility over the purchase period. For MPSUs granted prior to 2024, the expected volatility is estimated using a weighting of the Company’s historical volatility and the historical volatility of a peer group of publicly traded companies. For MPSUs granted beginning in 2024, the expected volatility is estimated using a weighting of the Company’s historical volatility.
•Expected Dividend Yield. Other than the one-time special dividend in 2023, the Company has not declared or paid any cash dividends and has no plan to do so in the foreseeable future. As a result, an expected dividend yield of zero percent was used.
Stock-Based Compensation
The stock-based compensation expense by line item in the consolidated statements of operations is summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue
Subscription and other platform	$1,524	$2,612	$2,814
Professional services	456	535	545
Total cost of revenue	1,980	3,147	3,359
Sales and marketing	8,156	12,371	13,974
Research and development	5,291	8,911	9,126
General and administrative	13,258	20,758	18,558
Total stock-based compensation expense	$28,685	$45,187	$45,017

The following table presents the unrecognized stock-based compensation expense and weighted-average recognition periods as of December 31, 2025 (in thousands, except years):

	Restricted Stock	ESPP
Unrecognized stock-based compensation expense	$23,534	$61
Weighted-average amortization period	1.66 years	0.37 years

Note 11. Employee Benefit Plan
The Company maintains a retirement savings plan, or the 401(k) Plan. The 401(k) Plan is intended to qualify under Sections 401 of the Internal Revenue Code. Participants may contribute up to applicable annual Internal Revenue Code limits. The 401(k) Plan provides for automatic salary deferrals of 3% of compensation with a 1% escalator each year until the deferral rate reaches 6%. Participants are permitted to waive the automatic deferral and/or the automatic increase provision. All participants’ deferrals, rollovers and matching contributions are 100% vested when contributed. The 401(k) plan allows the Company to make matching contributions and profit-sharing contributions to eligible participants. The Company makes contributions of up to $500 per year to eligible participants. The contribution expense was $0.2 million in 2025, 2024 and 2023.
Note 12. Other Income, Net
Other income, net consisted of the following for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest income	$(6,322)	$(4,067)	$(3,913)
Accretion on marketable securities	(957)	(5,169)	(7,716)
Foreign currency (gains) losses	(194)	70	374
Other	(10)	(2)	(48)
Other income, net	$(7,483)	$(9,168)	$(11,303)

Note 13. Income Taxes
The components of loss before the provision for income taxes is summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(29,391)	$(44,116)	$(54,585)
Foreign	936	2,593	3,794
Loss before provision for income taxes	$(28,455)	$(41,523)	$(50,791)

The Company’s provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current tax expense
Federal	$—	$—	$—
State	63	70	31
Foreign	341	652	773
Total current tax expense	404	722	804
Deferred tax expense:
Federal	—	—	—
State	—	—	—
Foreign	(6)	(89)	191
Total deferred tax expense	(6)	(89)	191
Provision for income taxes	$398	$633	$995

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Tax benefit at U.S. statutory rate	$(5,976)	$(8,720)	$(10,666)
State income taxes, net of federal benefit	11	70	24
Foreign income and withholding taxes	63	80	135
Change in uncertain tax positions	25	44	115
Stock-based compensation	1,725	2,848	2,728
Section 162(m)	2,001	2,649	2,311
Expired attributes	250	151	49
Change in valuation allowance	2,229	3,705	5,791
Research and development credits	(348)	(445)	(599)
Global Intangible Low-Taxed Income	243	82	495
Non-deductible transactions costs	251	—	554
Other	(76)	169	58
Provision for income taxes	$398	$633	$995

Under the current tax law, foreign accumulated earnings that were subject to the mandatory transition tax as of December 31, 2017 may be repatriated to the U.S. without incurring additional U.S. federal income tax, including through the availability of a 100% dividend received deduction for the foreign‑source portion of dividends from controlled foreign subsidiaries. The Company continues to evaluate the indefinite reinvestment assertions with regard to unremitted earnings for our foreign subsidiaries. As of December 31, 2025, 2024 and 2023, the total undistributed earnings of the Company’s foreign subsidiaries were approximately $2.3 million, $0.4 million and $4.9 million, respectively. Historically, the Company has asserted its intention to indefinitely reinvest the undistributed earnings of foreign subsidiaries. The unrecognized deferred tax liability on the portion of the undistributed earnings considered indefinitely reinvested is not material.
Deferred income taxes result from differences in the recognition of expenses for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of our deferred income tax assets as of the periods presented are as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets
Accrued expense and others	$3,100	$3,548
Stock-based compensation	4,494	4,830
Net operating losses	34,832	33,518
Tax credit carryforwards	9,873	9,196
Fixed assets	196	583
Intangibles and capitalized R&D costs	12,733	11,153
Lease liability	1,195	596
Gross deferred tax assets	$66,423	$63,424
Valuation allowance	(59,921)	(56,991)
Total deferred tax assets	$6,502	$6,433
Deferred tax liabilities
Right-of-use Asset	(1,158)	(326)
Deferred commissions	(4,904)	(5,698)
Total deferred tax liabilities	$(6,062)	$(6,024)
Net deferred tax assets	$440	$409

The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. Due to the losses the Company generated in prior years, management believes it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company established a full valuation allowance on its U.S. net deferred tax assets. The valuation allowance increased by $2.9 million in 2025. The Company has not recorded a valuation allowance on its net foreign deferred tax assets as the Company believes it will generate sufficient future taxable income to realize the deferred tax asset in its foreign jurisdictions.
As of December 31, 2025, the Company had net operating loss carryforwards of approximately $137.1 million for federal income tax purposes, a portion of which will begin to expire in 2026 if unused. Of this amount, $85.4 million of the federal net operating loss carryovers will carry over indefinitely and are limited to 80% of taxable income. The Company had net operating loss carryforwards of approximately $109.1 million for state income tax purposes, which will also begin to expire in the year 2026 if unused.
As of December 31, 2025, the Company has research and development credit carryforwards of approximately $7.2 million for federal income tax and $7.1 million for state income tax purposes. The federal research and development tax credit will begin to expire in 2028 if unused. State research and development tax credits carry forward indefinitely.
The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. In the event of significant ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change will be significantly reduced. As of December 31, 2025, the Company has not yet performed a Section 382 study to determine the amount of reduction, if any.
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
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company recognized an immaterial amount of interest and penalties associated with unrecognized tax benefits in 2025, 2024 and 2023.
A reconciliation of the beginning and ending balance of total unrecognized tax position is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$3,586	$3,151	$2,882
Increase related to prior year tax provisions	683	164	—
Increase related to current year tax positions	366	340	289
Decrease due to lapse of applicable statute of limitations	(128)	(69)	(20)
Ending balance	$4,507	$3,586	$3,151

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. As of December 31, 2025, all of the years remain open to examination by the federal and state tax authorities for three or four years from the tax year in which net operating losses or tax credits are utilized. There have been no examinations of our income tax returns by any tax authority.
In July 2025, the U.S. enacted tax legislation referred to as the One Big Beautiful Bill (“OBBB”). The OBBB includes significant changes to U.S. income tax laws, including tax cut extensions and modifications to the international tax framework with certain provisions effective in 2025 and others effective in 2026 and later years. The OBBB did not have a material impact on the Company’s 2025 effective tax rate due to the Company’s loss position. Management will continue to analyze and adjust future amounts as related administrative guidance, notices, implementation regulations, potential legislative amendments and interpretations of the OBBB continue to evolve

Note 14. Net Loss Per Share
The following tables set forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Net loss	$(28,853)	$(42,156)	$(51,786)
Net loss per share of common stock, basic and diluted	$(0.68)	$(1.01)	$(1.16)
Weighted-average common stock outstanding, basic and diluted	42,448,269	41,759,879	44,644,792

The following table sets forth the potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2025	2024	2023
Stock options	4,260,587	5,547,559	6,974,082
Restricted stock units	4,066,970	5,051,759	5,952,386
Performance stock units	1,207,122	1,219,062	630,775
ESPP purchase rights	54,570	61,526	77,134
Total antidilutive securities	9,589,249	11,879,906	13,634,377

Note 15. Related Party Transactions
The Company incurred engineering and quality assurance costs from a third-party vendor in 2025, 2024 and 2023. The chief executive officer of the third-party vendor is considered an immediate family member of the Company’s chief technology officer. The Company recorded $2.8 million in 2025 and $2.6 million in 2024 and $2.7 million in 2023 in research and development expense relating to this third-party vendor on the consolidated statements of operations. As of December 31, 2025 and 2024, the Company recorded $0.7 million and $0.4 million, respectively, in accounts payable and accrued liability on the consolidated balance sheets for the amount owed to this third-party vendor.

Note 16. Restructuring
As part of the continued effort to reduce cost structure and lower net loss, the Company pursued additional workforce reductions in 2025, 2024 and 2023.
The following table summarizes the restructuring costs and impairment charge in the consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Severance and Related Charges(1)	Lease Impairment Charge(2)	Total	Severance and Related Charges(1)	Lease Impairment Charge(2)	Total	Severance and Related Charges(1)	Lease Impairment Charge(2)	Total
Cost of revenue
Subscription and other platform	$620	$—	$620	$377	$—	$377	$2,215	$108	$2,323
Professional services	38	—	38	23	—	23	149	119	268
Total cost of revenue	658	—	658	400	—	400	2,364	227	2,591
Sales and marketing	1,177	—	1,177	1,705	—	1,705	2,246	256	2,502
Research and development	159	—	159	112	—	112	1,397	569	1,966
General and administrative	103	—	103	339	—	339	391	409	800
Total restructuring costs	$2,097	$—	$2,097	$2,556	$—	$2,556	$6,398	$1,461	$7,859

(1)Severance and related charges primarily include severance and one-time termination benefits.
(2)Lease impairment charge represents the underutilized real estate charge on the Company’s headquarters lease. See Note 8 for additional information.

The Company made restructuring related payments of $2.0 million, $2.6 million and $6.5 million in 2025, 2024 and 2023, respectively. The restructuring liability was included in accrued and other current liabilities on the consolidated balance sheets and was not material as of December 31, 2025 and 2024.
The Company expects to incur additional restructuring costs of $0.3 million to $0.5 million in the first quarter of 2026 and may incur additional costs in future periods for restructuring activities.

Note 17. Segment Information
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
The following table presents the Company’s segment revenue, expenses and net loss (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$139,312	$148,081	$163,708
Less segment cost and expenses:
Cost of revenue(1)	33,364	34,865	42,904
Sales and marketing(1)	59,938	65,706	75,226
Research and development(1)	27,681	27,339	31,996
General and administrative(1)	25,419	25,641	30,566
Other expenses(2)	21,763	36,686	34,802
Net loss	$(28,853)	$(42,156)	$(51,786)

(1)Amount excludes stock-based compensation expense.
(2)Other expenses includes stock-based compensation expense, other income, net, interest expense and provision for income taxes. For additional information on stock-based compensation and other income, net, see Note 10 and Note 12, respectively.
The following table presents the property and equipment, net of depreciation and amortization, by geographic region as of the periods presented (in thousands):

	December 31, 2025	December 31, 2024
United States	$4,800	$6,487
EMEA	177	173
Other	15	13
Total property and equipment, net	$4,992	$6,673

See Note 2 for information pertaining to revenue by geography and see purchase of property and equipment included in the consolidated statements of cash flows for segment capital expenditures.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2025. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
On December 30, 2025, in connection with his execution of the Voting Agreement, Sharat Sharan, our Chief Executive Officer, terminated his Rule 10b5-1 Plan adopted on May 14, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 will be included in, and is incorporated herein by reference to, our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2025 (“2026 Proxy Statement”).
Item 11. Executive Compensation.
The information required by this Item 11 will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this Item 14 will be included in our 2026 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15 . Exhibits and Financial Statement Schedules.
(a) We have filed the following documents as part of this Form 10-K:
1.Financial Statements
Information in response to this Item is included in Part II, Item 8 of this report on Form 10‑K.
2.Financial Statement Schedules
All schedules are omitted because they are not required, not applicable or the required information is included in the consolidated financial statements or notes thereto.
3.Exhibits
The following exhibits, as required by Item 601 of Regulation S-K are filed with or incorporated by reference in this report as stated below.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report

3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-39965	3.1	8/9/2023
3.2	Amended and Restated Bylaws.	8-K	001-39965	3.2	2/8/2021
4.1	Description of Capital Stock.	10-K	001-39965	4.1	3/30/2021
10.1+	ON24, Inc. 2014 Stock Option Plan, as amended, and form of stock option agreement thereunder.	S-1	333-251967	10.2	1/8/2021
10.2+	ON24, Inc. 2021 Equity Incentive Plan and form of stock option agreement and form of restricted stock units agreement thereunder.	10-K	001-39965	10.3	3/30/2021
10.3+	ON24, Inc. 2021 Employee Stock Purchase Plan.	S-1	333-251967	10.4	1/8/2021
10.4+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-251967	10.5	1/8/2021
10.5+	Form of Offer Letter between the Registrant and certain of its executive officers.	S-1	333-251967	10.6	1/8/2021
10.6+	Tenth Amended and Restated Investors’ Rights Agreement, dated April 12, 2019, by and among the Registrant and certain of its stockholders.	S-1	333-251967	10.7	1/8/2021
10.7+	Form of Executive Severance Agreement.	S-1	333-251967	10.8	1/8/2021
10.8	Office Lease Agreement, dated January 2, 2018, by and between the Registrant and 50 Beale Street, LLC.	S-1	333-251967	10.9	1/8/2021
10.9*	Third Amendment to Sixth Amended & Restated Loan and Security Agreement, dated August 22, 2024, by and between the Registrant and Comerica Bank.	10-Q	001-39965	10.1	11/12/2024
10.10	Second Amendment to Sixth Amended and Restated Loan and Security Agreement, dated April 25, 2023 by and between the Registrant and Comerica Bank.	10-Q	001-39965	10.1	5/10/2023
10.11	First Amendment to Sixth Amended and Restated Loan and Security Agreement, dated February 11, 2022, by and between the Registrant and Comerica Bank.	10-K	001-39965	10.10	3/14/2022
10.12*	ON24, Inc. Sixth Amended and Restated Loan and Security Agreement.	10-Q	001-39965	10.1	11/12/2021
10.13	Fifth Amended and Restated Loan and Security Agreement, dated January 16, 2019, by and between the Registrant and Comerica Bank.	S-1	333-251967	10.10	1/8/2021
10.14	Consulting Agreement, dated July 1, 2010, by and between the Registrant and InfoHorizon, LLC, and the related Statement of Work Number One, dated July 1, 2010.	S-1	333-251967	10.11	1/8/2021
10.15	Non-Employee Director Compensation Policy.	10-Q	001-39965	10.1	8/9/2023
10.16+	Continuing Employment Letter, dated January 21, 2021, between the Registrant and Sharat Sharan.	S-1/A	333-251967	10.13	1/25/2021
10.17+	Form of Performance Unit Agreement	8-K	001-39965	10.1	12/30/2022
10.18	Agreement and Plan of Merger	8-K	001-39965	2.1	12/30/2025
19	Insider Trading Policy					X
21.1	List of Subsidiaries of the Registrant.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

ON24, Inc.

Date: March 12, 2026	By:	/s/ Sharat Sharan
Sharat Sharan
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: March 12, 2026	By:	/s/ Steven Vattuone
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

Signature	Title	Date

s/ Sharat Sharan	President, Chief Executive Officer and Director	March 12, 2026
Sharat Sharan	(Principal Executive Officer)

/s/ Steven Vattuone	Chief Financial Officer	March 12, 2026
Steven Vattuone	(Principal Financial and Accounting Officer)

/s/ Teresa Anania	Director	March 12, 2026
Teresa Anania

/s/ Anil Arora	Director	March 12, 2026
Anil Arora

/s/ Ronald Mitchell	Director	March 12, 2026
Ronald Mitchell

/s/ Cynthia Paul	Director	March 12, 2026
Cynthia Paul

/s/ Dominique Trempont	Director	March 12, 2026
Dominique Trempont

/s/ Anthony Zingale	Director	March 12, 2026
Anthony Zingale

/s/ Barry Zwarenstein	Director	March 12, 2026
Barry Zwarenstein