Form 10-K/A
period 2025-12-31
ON24 INC.
filed 2026-03-27
CIK 1110611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1

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
As of March 19, 2026, the registrant had 42,993,702 shares of common stock outstanding.

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (“Amendment”) to the ON24, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Original Report”) is being filed to include information required pursuant to Part III of Form 10-K to be filed as part of the Original Report as we will not be filing our definitive proxy statement for our annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2025. The reference on the cover of the Original Report to the incorporation by reference of Registrant’s definitive Proxy Statement into Part III of the Annual Report is hereby amended to delete that reference. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing, which continues to speak as of its date. We have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Form 10-K other than as expressly indicated in this Amendment.

i

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Directors
Our directors and their respective ages (as of March 12, 2026) and designation are as follows:

Name	Age	Director Designation
Anil Arora	65	Class III Director
Anthony Zingale	70	Class I Director
Barry Zwarenstein	77	Class II Director
Cynthia Paul	54	Class II Director
Dominique Trempont	71	Class III Director
Ronald Mitchell	55	Class I Director
Sharat Sharan	63	Class III Director
Teresa Anania	59	Class II Director

Anil Arora has served on our board of directors since April 2022. Mr. Arora served as Senior Partner of The Tifin Group LLC, a wealth technology company, from September 2020 to June 2025. Prior to The Tifin Group LLC, Mr. Arora served as the CEO of Envestnet | Yodlee, Inc., a financial technology company, from November 2015 to March 2019, and as a member of the Envestnet, Inc. board of directors from November 2015 to October 2021 including as Vice-Chair of the board from 2015-2019. Prior to that, Mr. Arora served as the President and CEO of Yodlee, Inc., a financial technology company, from February 2000 to November 2015. Mr. Arora has served on the board of directors of Conagra Brands, Inc., a consumer goods company, since July 2018, including as a member of the audit committee and currently serves on the nominating and governance and human resources committees. Mr. Arora was also a Director of Ping Identity Holding Corp., an intelligent identity company from May 2022 until its acquisition in October 2022. Mr. Arora holds a BS in Business from Rockford College and an MBA from the University of Michigan. We believe Mr. Arora’s technology, financial, and public company experience will make him a valuable member of our board of directors.
Anthony Zingale has served on our board of directors since April 2022. Mr. Zingale previously served as Executive Chairman of Jive Software, Inc., a pioneer of social collaboration and communication, from January 2015 until June 2017, where he also served as CEO from January 2010 until December 2014. Prior to Jive Software, Inc., he served as the President and Chief Executive Officer of Mercury Interactive Corporation, a business technology optimization company, from 2004 until its merger with Hewlett Packard at the end of 2006. Prior to Mercury Interactive Corporation, Mr. Zingale served as President and Chief Executive Officer of Clarify, Inc., a customer relationship management company, from 1998 until its acquisition in 2001. Mr. Zingale served on the board of directors of Carbon Black, Inc., a public cybersecurity company, from December 2015 to December 2019. Mr. Zingale holds a BS in Electrical and Computer Engineering and a BA in Business Administration from the University of Cincinnati. We believe Mr. Zingale’s extensive executive experience at companies providing technology solutions to businesses will make him a valuable member of our board of directors.
Barry Zwarenstein has served on our board of directors since August 2020. Mr. Zwarenstein previously served as Chief Financial Officer at Five9, Inc. (“Five9”), a public company provider of cloud software for contact centers, from January 2012 until the end of March 2025, where he also served as Interim Chief Executive Officer from December 2017 until May 2018. Mr. Zwarenstein also currently serves on the board of directors of JFrog Ltd., a public company provider of an end-to-end, hybrid, universal DevOps Platform, including as a chair of the audit committee. Mr. Zwarenstein held senior level financial positions at various technology companies. Mr. Zwarenstein holds an MBA from The Wharton School at the University of Pennsylvania and a Bachelor of Commerce degree from the University of KwaZulu-Natal in South Africa. Mr. Zwarenstein is qualified as a Chartered Accountant, South Africa. We believe Mr. Zwarenstein is qualified to serve on our board of directors because of his corporate finance and business expertise.
Cynthia Paul, CFA has served on our board of directors since March 2023. Ms. Paul has served as the Chief Investment Officer and Chief Executive Officer of Lynrock Lake LP, an investment management firm she founded, since January 2018. Since December 2022, Ms. Paul has served on the board of directors of Allot Ltd., a public company that provides network intelligence and security-as-a-service software solutions. Ms. Paul also serves on the Executive Committee of the Board. From April 2018 until the company’s sale in December 2021, Ms. Paul served on the board of directors of DSP Group, Inc., a public semiconductor company, including serving as chair of the nomination and corporate governance committee, a member of the audit committee, and a member of the compensation committee. From 2000 until 2017, Ms. Paul held various roles at Soros Fund Management LLC, including serving as a portfolio manager for fifteen years, managing a portfolio across corporate credit, convertible and equity securities. Ms. Paul graduated from Princeton University in 1994 with an Independent Major in Statistics and Operations Research, a Certificate from the Princeton School of Public and International Affairs, and a Certificate in Engineering Management Systems. We believe Ms. Paul is qualified to serve on our board of directors based on her financial expertise and public company experience.

Dominique Trempont has served on our board of directors since April 2010. Mr. Trempont previously served on the board of Airspan, a public company focused on 5G edge communication for the enterprise and telecommunication industries, from May 2018 to November 2023, including as chair of the audit committee, as a director of the Daily Mail and General Trust plc, a public, global media company, from February 2011 to September 2022, as lead director and chair of the audit committee of RealNetworks, Inc., a public company provider of digital AI media software and services, from September 2010 to October 2019 and Energy Recovery Inc., a manufacturer of energy recovery devices, from June 2008 to June 2017, including as a chair of the audit committee. Mr. Trempont was also an adjunct professor at INSEAD, the European Institute of Business Administration, from March 2008 to March 2016. From May 1997 to 2002, Mr. Trempont served as Chief Executive Officer of two global software companies. Mr. Trempont holds an MBA from INSEAD, and a BA, with high honors, from the Université Catholique de Louvain in Belgium. We believe Mr. Trempont is qualified to serve on our board of directors based on his extensive business and leadership experience in the software, artificial intelligence and digital marketing industry.
Ronald Mitchell has served on our board since March 2023. Mr. Mitchell has served as the Chief Executive Officer of Unleeshed Inc., a commentary-as-a-service solution, since May 2025 and Managing Partner of Low Post Ventures, which provides investment capital and leadership solutions to individuals and organizations focused on human potential since September 2005. Mr. Mitchell served as the Co-Founder and Chief Executive Officer at Humanity Health, a career acceleration and talent sourcing platform, from March 2021 to November 2023. Mr. Mitchell founded and served as the CEO of Virgil Holdings, Inc., which owns and operates Hcareers, a talent recruitment platform in the hospitality industry, and Virgil Careers, a career assessment and analytics platform, from July 2015 to May 2020. Prior to Virgil, Mr. Mitchell founded and served as the Chief Executive Officer of Career Core, Inc., an enterprise SaaS platform that enables organizations to scale executive leadership coaching, from September 2007 to December 2017. Mr. Mitchell served on the board of directors of Tabula Rasa HealthCare, a public healthcare technology company, from October 2022 to November 2023 when it was acquired by Nautic Partners. Mr. Mitchell holds an MBA and an AB from Harvard Business School. We believe Mr. Mitchell is qualified to serve on our board of directors based on his extensive business and leadership experience at companies providing technology solutions.
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
Teresa Anania has served on our board of directors since March 2023. Ms. Anania has served as the Chief Customer Officer at Verint (“Verint”), a customer experience automation company, since March 2026. Prior to Verint, Ms. Anania served as the Chief Customer Officer at Sophos Ltd (“Sophos”), a provider of security solutions, from July 2024 until March 2026. Prior to Sophos, Ms. Anania served as the Senior Vice President of Global Customer Success, Renewals and Customer Experience at Zendesk, Inc., a provider of software-as-a-service products related to customer support, from October 2021 until July 2024 and as Vice President of Global Customer Success and Renewals from February 2020 to October 2021. Prior to Zendesk, Inc., Ms. Anania held various leadership roles of ascending responsibility at Autodesk, Inc., a provider of software products, from January 2009 to February 2020, ultimately serving as Senior Director of Customer Success. Prior to its acquisition by Autodesk, Inc. in 2009, Ms. Anania held various leadership roles of ascending responsibility at Algor Inc., a provider of software products, from January 1994 to January 2009, ultimately serving as Chief Operating Officer. Ms. Anania holds an MBA and BS degree from Duquesne University. We believe Ms. Anania is qualified to serve on our board of directors based on her extensive business and leadership experience in the software industry.
Executive Officers
The following table presents information regarding our current executive officers:

Name	Age	Position(s)
Sharat Sharan	63	President and Chief Executive Officer and Director
Steven Vattuone	58	Chief Financial Officer
James Blackie	61	Chief Revenue Officer
Jayesh Sahasi	55	Executive Vice President, Product and Chief Technical Officer
The following are biographical summaries of the experience of our executive officers, with the exception of Sharat Sharan, whose biographical summary is set forth under the caption “Our Directors”
Steven Vattuone has served as our Chief Financial Officer since November 2019. Prior to becoming our Chief Financial Officer, Mr. Vattuone served as our Vice President of Finance from May 2018 to November 2019. Prior to joining us, Mr. Vattuone served as a consultant at RoseRyan, Inc., an accounting and finance consulting firm, from October 2017 to May 2018 and as the Chief Financial Officer of Electric Cloud, Inc., a development and operations software company that was acquired by CloudBees, Inc. in April 2019, from August 2013 to September 2016, when he retired until joining us. From

January 2011 to August 2013, Mr. Vattuone held various executive leadership roles of ascending responsibility at Grass Valley USA, LLC, a producer of media technology, and from February 2007 to January 2011 he served as the Chief Financial Officer of Composite Software, Inc., a data virtualization software company that was acquired by TIBCO Software Inc. in October 2017. Prior to Composite Software, Mr. Vattuone held senior level financial positions at various publicly traded software and technology companies. Mr. Vattuone holds an MBA from Santa Clara University and a BS in Business Administration and Accounting from California Polytechnic State University, San Luis Obispo.
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
Corporate Governance
Our board of directors consists of eight members. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.
Our Certificate of Incorporation and Bylaws provide that our directors may be removed from our board of directors with or without cause by the affirmative vote of at least 66 2/3% of the voting power of all of our then-outstanding shares of capital stock entitled to vote generally in the election of directors, voting together as a single class. In addition, our Certificate of Incorporation provides that, subject to the rights granted to one or more series of preferred stock then outstanding, any newly created directorship on the board of directors that results from an increase in the number of directors and any vacancies on our board of directors will be filled only by the affirmative vote of a majority of the remaining directors, even if less than a quorum, or by a sole remaining director.
Declassifying Board of Directors
In accordance with the amendment to our Certificate of Incorporation that our stockholders approved in 2023, the declassification of our board of directors is being phased-in. Beginning with the class of directors standing for election at the 2024 annual meeting of stockholders, our directors have been elected for terms expiring at the Annual Meeting, at which point directors will stand for one-year terms. In light of the pending Merger, we have not scheduled the Annual Meeting. If the Merger is completed in 2026, we do not expect to hold the Annual Meeting because we will become a wholly owned subsidiary of Parent, which will elect the board of directors. Until such time as we hold the Annual Meeting (or close the Merger), the board of directors is divided into three classes each with terms expiring at the Annual Meeting, as follows:
•the Class I directors are Ronald Mitchell and Anthony Zingale;
•the Class II directors are Teresa Anania, Cynthia Paul and Barry Zwarentstein; and
•the Class III directors are Anil Arora, Sharat Sharan and Dominique Trempont.
Until the board of directors is fully declassified, any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. Notwithstanding the potential Merger, the current classification of our board of directors may have the effect of delaying or preventing changes in control of our company.
Board Leadership Structure
Our board of directors has adopted corporate governance guidelines covering, among other things, the duties and responsibilities of and independence standards applicable to our directors and board committee structures and responsibilities. These guidelines are available on the “Governance” section of our website at https://investors.on24.com/governance/governance-documents. Our Bylaws and Corporate Governance Guidelines provide our board of directors with flexibility to combine or separate the positions of Chair of the Board and Chief Executive Officer. If the Chair of the Board is also a director who does not otherwise qualify as an independent director, the independent directors may elect from among themselves a Lead Independent Director who calls and chairs the regularly scheduled executive sessions of the independent directors and serves as a non-exclusive liaison among the independent directors and the other members of our board of directors. Sharat Sharan is the current Chair of the Board and Chief Executive Officer, and Anil Arora currently serves as the Lead Independent Director of our board of directors.

Our board of directors has concluded that our current leadership structure is appropriate at this time. Our board of directors believes that the combined role of Chair of the Board and Chief Executive Officer is appropriate at this time, in light of Mr. Sharan’s extensive experience in overseeing our day-to-day business, supervising our management, regularly communicating with all of our directors, and designing and executing our business strategies since our formation. Mr. Sharan has demonstrated the ability to effectively manage the competing demands for his time such that our board of directors believes he can effectively lead our board of directors. Meanwhile, Mr. Arora has served on our board of directors since April 2022, in several board leadership positions for public companies and as a public company Chief Executive Officer. He is one of our independent directors and is a member of the nominating and corporate governance committee, the compensation committee and the strategic committee, thereby providing a strong, experienced voice for our independent directors. Our board of directors believes this leadership structure provides the appropriate balance of authority between independent and non-independent directors and is an effective governance model for us and for our stockholders at this time.
Attendance by Members of the Board at Meetings
Our board of directors held sixteen meetings during the year ended December 31, 2025. During 2025, all of our then incumbent directors attended at least 75% of the combined total of (1) all board meetings and (2) all meetings of committees of our board of which the incumbent director was a member, except that Anthony Zingale attended 73% of such meetings primarily due to special meetings during the winter holidays that conflicted with preexisting commitments. Currently, we do not maintain a formal policy regarding director attendance at the Annual Meeting; however, we invite and encourage each member of our board of directors to attend our annual meetings of stockholders. All of our then incumbent directors joined our 2025 annual meeting of stockholders in person or by telephone.
Executive Sessions
Our non-management directors meet regularly in executive sessions without management, to consider such matters as they deem appropriate. Our Lead Independent Director, Mr. Arora, presides over all executive sessions.
Committees of our Board of Directors
Our board of directors has established a standing audit committee, a compensation committee and a nominating and corporate governance committee, each of which operates pursuant to a written charter adopted by our board of directors. Our board of directors may also establish other ad hoc committees from time to time to assist the board of directors. For example, in December 2025 our board of directors established our strategic committee to assist and provide management with guidance and direction with respect to ON24’s strategic process and related matters. The composition and functioning of all of our standing committees comply with all applicable requirements of the Sarbanes-Oxley Act, NYSE and SEC rules and regulations. Each standing committee has a charter, which is available on the “Governance” section of our website at https://investors.www.on24.com/governance/governance-documents. Information contained on, or that can be accessed through, our website is not part of and is not incorporated by reference into this Form 10-K, and you should not consider information on our website to be part of this Form 10-K.
Independence and Current Committee Positions
The following table presents our directors, their independence, and the standing committees on which they serve:

Name	Independent	Audit Committee	Compensation Committee	Nominating and Governance Committee
Anil Arora(1)	Yes		Member	Member
Anthony Zingale	Yes		Member
Barry Zwarenstein	Yes	Member (Chair)	Member	Member
Cynthia Paul	Yes
Dominique Trempont	Yes	Member	Member (Chair)	Member (Chair)
Ronald Mitchell	Yes			Member
Sharat Sharan	No
Teresa Anania	Yes	Member
(1)Lead Independent Director.

Audit Committee
Ms. Anania and Messrs. Trempont and Zwarenstein serve on the audit committee, which is chaired by Mr. Zwarenstein. The audit committee met four times during 2025. Our board of directors has determined that each member of the audit committee is “independent” as that term is defined in the SEC and the NYSE rules, meets the heightened independence requirements for audit committees required under Section 10A of the Exchange Act and related SEC and the NYSE rules, and has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated Mr. Zwarenstein as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee’s responsibilities include:
•appointing, approving the compensation of and assessing the independence of our independent registered public accounting firm;
•pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;
•reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
•coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;
•establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
•recommending based upon the audit committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements shall be included in our Annual Report on Form 10-K;
•monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
•preparing the audit committee report required by SEC rules to be included in our annual proxy statement;
•reviewing all related person transactions for potential conflict of interest situations and approving all such transactions;
•reviewing quarterly earnings releases; and
•otherwise assisting our board in fulfilling its responsibilities with respect to risk oversight as to financial and accounting matters, including with respect to oversight of our internal controls and regulatory risks, as well as information technology and cybersecurity programs, which includes assisting with reviewing the adequacy and effectiveness of our cybersecurity policies and practices.
Compensation Committee
Messrs. Arora, Trempont, Zingale and Zwarenstein serve on the compensation committee, which is chaired by Mr. Trempont. The compensation committee met six times during 2025. Our board of directors has determined that each member of the compensation committee is “independent” as that term is defined in SEC and the NYSE rules, meets the heightened independence requirements for compensation committee purposes under Section 10C of the Exchange Act and related SEC and the NYSE rules, and is a “non-employee director” under Rule 16b-3 under the Exchange Act. The compensation committee’s responsibilities include:
•reviewing and approving our philosophy, policies and plans with respect to the compensation of our chief executive officer;
•making recommendations to our board of directors with respect to the compensation of our chief executive officer and our other executive officers;
•reviewing and assessing the independence of compensation advisors;
•overseeing and administering our equity incentive plans;
•reviewing and making recommendations to our board of directors with respect to director compensation;
•preparing the compensation committee reports required by the SEC, including our “Compensation Discussion and Analysis” disclosure; and
•otherwise assisting our board in in fulfilling its responsibilities with respect to risk oversight as to compensation, including oversight of risks associated with our compensation plans, agreements, arrangements and policies.

Nominating and Corporate Governance Committee
Messrs. Arora, Mitchell, Trempont and Zwarenstein serve on the nominating and corporate governance committee, which is chaired by Mr. Trempont. The nominating and corporate governance committee met four times during 2025. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in the NYSE rules. The nominating and corporate governance committee’s responsibilities include:
•developing and recommending to the board of directors criteria for board and committee membership;
•establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;
•reviewing the composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;
•identifying and screening individuals qualified to become members of the board of directors;
•recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s standing committees;
•overseeing our insider trading policy, which prohibits short sales, pledging, hedging or other monetization transactions, and other transactions which would, if consummated, allow insiders to continue to own our securities without the full risks and rewards of ownership;
•overseeing the evaluation of our board of directors and management; and
•otherwise assisting our board in fulfilling its responsibilities with respect to risk oversight with respect to governance, including oversight of our code of business conduct ethics and corporate governance guidelines.
The nominating and corporate governance committee will consider director candidates recommended by stockholders on the same basis that it evaluates other nominees for director. Stockholders who wish to recommend a candidate to our nominating and corporate governance committee for consideration for nomination should send to us, at our principal executive offices, information regarding the candidate. In order to identify potential director candidates, the committee may utilize its or our existing networks or retain a third-party recruiting firm.
Pursuant to our Corporate Governance Guidelines, when considering the nominees for election as directors at an annual meeting or to fill an existing vacancy, the nominating and corporate governance committee reviews the needs of our board of directors for various skills, background, experience and expected contributions and the qualification standards established from time to time by the nominating and corporate governance committee. When reviewing potential nominees, including incumbents, the nominating and corporate governance committee considers the perceived needs of our board of directors as a whole and the candidate’s relevant background, experience, skills and expected contributions to our board of directors. The nominating and corporate governance committee’s goal is to assemble a board of directors that brings to our company a diversity of experience in areas that are relevant to our activities. Directors should possess the highest personal and professional ethics, integrity and values and be committed to representing the long-term interests of our stockholders. They must have an inquisitive and objective outlook and mature judgment. They must also have experience in positions with a high degree of responsibility and be leaders in the companies and institutions with which they are, or have been, affiliated. When considering the nomination of directors, the nominating and corporate governance committee considers the diversity of its directors and nominees in terms of knowledge, experience, background, skills, expertise and other demographic factors. Director candidates must have sufficient time available in the judgment of the nominating and corporate governance committee to perform all responsibilities that will be expected of them as members of our board of directors and its committees. We expect our directors to rigorously prepare for, attend and participate in all meetings of our board of directors and their applicable committees.
Environmental, Social and Governance
We are dedicated to making sustainable and equitable choices that leave an impact that we can be proud of. Our technologies help reduce the need for people to travel to in-person events and physical customer locations to conduct their business. For more information regarding our sustainability initiatives, commitment to social impact and responsible corporate governance, please see our website at www.on24.com/corporate-responsibility.
Compensation Committee Interlocks and Insider Participation
During 2025, Messrs. Arora, Trempont, Zingale and Zwarenstein served as members of our compensation committee. None of the members of our compensation committee has during the prior fiscal year been one of our officers or employees or had a relationship requiring disclosure under “Relationships and Related Party Transactions.” None of our executive officers currently serves, nor in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Section 16(a) Beneficial Ownership Compliance
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
Based solely on our review of the copies of such forms furnished to us and the written representations from certain of the reporting persons that no other reports were required during the fiscal year ended December 31, 2025, all executive officers, directors and greater than ten-percent beneficial owners complied with the reporting requirements of Section 16(a).
Insider Trading Policy
We have adopted an insider trading policy that applies to our employees, directors, officers, and consultants, their family members and entities over which such individuals have or share voting or investment control, in addition to anyone who receives material non-public information (“MNPI”) from an ON24 insider or is otherwise designated under the policy (collectively, “covered persons”). The insider trading policy also applies to ON24 itself when it transacts in securities, including generally prohibiting the grant of option awards while in possession of MNPI and providing guidelines around repurchases of our securities. Our insider trading policy is designed to promote compliance with applicable insider trading laws, rules and regulations and applicable listing standards. Among other things, our insider trading policy (i) prohibits trading by covered persons in our securities while in possession of MNPI about ON24, except under trading plans that meet the requirements of Rule 10b5-1 under the Exchange Act, or in the securities of any other company with respect to which such covered persons have received MNPI as a result of their relationship with or employment by ON24, (ii) prohibits disclosing MNPI to others who may trade in ON24 securities or in the securities of any other publicly traded company on the basis of such MNPI, and (iii) specifies our blackout periods (and who is subject to such periods), our insider trading windows and pre-clearance procedures (and who is subject to such procedures) and requirements and procedures regarding Rule 10b5-1 trading plans. A copy of our insider trading policy was filed as Exhibit 19 to our 2025 Annual Report on Form 10-K filed with the SEC on March 12, 2026.
Code of Conduct
We have a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available on the “Governance” section of our website at https://investors.on24.com/governance/governance-documents. In addition, we intend to post on our website all disclosures that are required by law or the NYSE listing standards concerning any amendments to, or waivers from, any provision of the code. If we make any substantive amendments to, or grant any waivers from, the code for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.
Item 11. Executive Compensation.
This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. For the fiscal year ended December 31, 2025, our “named executive officers” and their positions were as follows:
•Sharat Sharan, Chief Executive Officer;
•James Blackie, Chief Revenue Officer; and
•Jayesh Sahasi, Chief Technology Officer
Role of the Compensation Consultant
Our compensation committee has the authority to engage independent advisors to assist in carrying out its responsibilities. Our compensation committee has engaged Compensia, a national compensation consulting firm, to advise and assist it on various aspects of executive compensation, including base salaries and annual and long-term incentive compensation, as well as board compensation, including retainers and equity incentive awards. Compensia does not provide any services to us other than compensation consulting. Our compensation committee considers the independence of the compensation consultants it engages in light of the rules of the SEC and the listing standards of the NYSE and has not found any conflict of interest.

Summary Compensation Table
The following table represents information regarding the total compensation awarded to, earned by or paid to our named executive officers during the fiscal years ended December 31, 2025:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)		Total ($)
Sharat Sharan	2025	520,000	369,962	2,333,163	24,611	(2)	3,247,736
Chief Executive Officer	2024	520,000	412,335	7,370,198	24,757	(3)	8,327,290
James Blackie	2025	475,000	—	1,018,320	310,535	(4)	1,803,855
Chief Revenue Officer	2024	475,000	—	1,681,000	377,278	(5)	2,533,278
Jayesh Sahasi(6)	2025	477,500	240,849	1,196,527	—		1,914,876
Chief Technology Officer
(1)The amounts disclosed represent the aggregate grant date fair value of equity awards granted during the indicated fiscal year computed in accordance with ASC Topic 718, without regard to forfeitures. The assumptions used in calculating the grant date fair value of equity awards are set forth in Note 10 to our audited consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31,2025. These amounts do not reflect the actual economic value that may be realized by the named executive officers.
(2)The amounts disclosed represent $4,825 for the life insurance premium paid by us for Mr. Sharan, $6,831 for parking expense and the balance for certain costs associated with a sales award program offsite.
(3)The amounts disclosed represent $3,692 for the life insurance premium paid by us for Mr. Sharan, 2,712 for parking expense and the balance for certain costs associated with a sales award program offsite.
(4)The amounts disclosed represent $300,319 in commissions and the balance for certain costs associated with a sales award program offsite.
(5)The amounts disclosed represent $328,463 in commissions and the balance for certain costs associated with a sales award program offsite.
(6)Mr. Sahasi became a named executive in fiscal year 2025.
Base Salary
The following table sets forth the 2024, 2025 and 2026 base salaries for each of Mr. Sharan, Mr. Vattuone and Mr. Blackie.

Named Executive Officers	2024 Base Salary (at Year-End) ($)	2025 Base Salary (at Year-End) ($)	2026 Base Salary ($)
Sharat Sharan	520,000	520,000	520,000
James Blackie	475,000	475,000	475,000
Jayesh Sahasi	475,000	480,000	480,000
Bonus and Commission
We grant annual incentives intended to create a direct correlation between the executive’s role and responsibilities and the ability to earn variable pay. During the fiscal year ended December 31, 2025, Sharat Sharan and Jayesh Sahasi were eligible to earn annual incentives based on the achievement of a weighted mix of corporate performance objectives relating to net ARR growth and non-GAAP EBITDA. James Blackie does not participate in the same annual incentive program and instead, as our Chief Revenue Officer, participates in a commission program, pursuant to which he receives commissions based on a weighted mix of bookings measures. For the fiscal year ended December 31, 2025, Sharat Sharan, Jayesh Sahasi and James Blackie had an annual opportunity targeted at 100%, 70% and 90%, respectively, of each’s base salary. We have based the annual opportunity for each of our named executive officers entirely on the achievement of these objectives.

Long-Term Equity Incentive Awards
We grant equity incentive awards when we determine it is appropriate to do so in order to align the interests of our named executive officers with those of our stockholders and to motivate them to make impactful contributions to our performance. In the case of options and RSUs, these awards are all subject to time-based vesting conditions. In the case of performance-based RSU awards (PSUs), the earned awards are determined based on the level of attainment of certain company financial performance or stock price performance conditions over the performance period, which is usually one or two years, with the earned units vesting thereafter based on continued service generally over the succeeding two years. Our award agreements in some situations expressly supersede employment letters and our severance program, described below.
Employment Arrangements with our Named Executive Officers
Sharat Sharan
We are party to a continuing employment letter with Mr. Sharan, our Chief Executive Officer and a member of our board of directors. The employment letter does not have a specific term. Mr. Sharan’s base salary is $520,000 subject to annual review and his annual target bonus is $520,000. Mr. Sharan is eligible to participate in our standard health and welfare benefits programs.
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
Notwithstanding the terms of Mr. Sharan’s employment letter, we granted 341,404 PSUs and 341,404 RSUs to Mr. Sharan in 2022, 484,244 PSUs and 484,244 RSUs to Mr. Sharan in 2024, and 250,000 PSUs and 250,000 RSUs in 2025 that have different acceleration or vesting provisions than the terms of Mr. Sharan’s employment letter. The RSU agreement provides that, in the event of (i) termination without Cause or an Involuntary Termination, Mr. Sharan will be credited with an additional 12 full months of service, and (ii) a Change in Control, the RSU will be assumed, substituted, or accelerated and if Mr. Sharan is terminated 90 days before or one year following the Change in Control, the RSU will vest in full. The PSU agreement provides that if Mr. Sharan’s service terminates for any reason prior to the end of a performance period, all unvested PSUs are forfeited, except that in the case of a Change in Control a portion of the PSU will vest based on the transaction price and prorated portion of the performance period, with the remainder vesting based on time. Both the RSU agreement and the PSU agreement provide that these terms supersede the terms of Mr. Sharan’s employment letter.
Under Mr. Sharan’s employment letter:
•“Involuntary termination” means (i) his voluntary termination of employment following a material reduction in cash compensation or benefits or the assignment of additional material job responsibilities or a reduction in job responsibilities materially inconsistent with his position and responsibilities prior to a change of control; or the relocation of his workplace by more than 60 miles; (ii) the termination of his employment as a result of his inability to perform the material and substantial duties of his position for a period of 30 days as a result of incapacity due to physical or mental injury or illness; or (iii) the termination of his employment as a result of his death.
•“Cause” means his uncured material breach of any material terms his employment letter, conviction of a felony or entry of a plea of nolo contendere as to a felony, commission of a fraud, repeated unexplained or unjustified absence from the company, willful breach of fiduciary duty, or gross negligence or willful misconduct that has resulted or is likely to result in material damage to the company.
•“Change of control” means our merger, consolidation or similar reorganization with any other corporation or entity, other than a merger or consolidation which would result in our outstanding voting securities continuing to represent at least 50% of the total voting power of the surviving entity immediately after such merger or consolidation, or our sale or disposition of all or substantially all of our assets.
•“Change of control termination” means an involuntary termination or termination without cause occurs during the period starting 90 days prior to the consummation of a change of control and ending on the first anniversary of that change of control.

James Blackie
We are party to a continuing employment letter with Mr. Blackie, our Chief Revenue Officer. The employment letter does not have a specific term and provides that Mr. Blackie’s employment is at-will. Mr. Blackie’s current annual base salary is $475,000 and his target bonus, which is paid as a commission, is determined by our compensation committee. Mr. Blackie is eligible to participate in our standard health and welfare benefits programs.
Jayesh Sahasi
We are party to a continuing employment letter with Mr. Sahasi, our Chief Technology Officer. The employment letter does not have a specific term and provides that Mr. Sahasi’s employment is at-will. Mr. Sahasi’s current annual base salary is $480,000 and his target bonus is equal to a percentage of his base salary, as determined by our compensation committee. Mr. Sahasi is eligible to participate in our standard health and welfare benefits programs.
Executive Severance Program
We have entered into severance program agreements with our executive officers, excluding Mr. Sharan. Under the severance program agreements, if we terminate the employment of our executive officers without “cause,” he or she is entitled to receive a severance payment equivalent to six months of his or her base salary and reimbursement of up to six months of COBRA premiums, in addition to standard entitlements such as earned but unpaid wages, including any bonus he or she is otherwise entitled to, reimbursement for unpaid expenses incurred and payment of other vested benefits.
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
Effect of the Merger on Equity Awards held by Named Executive Officers
We entered into the Merger Agreement in December 2025, which impacts the treatment of equity awards held by Messrs. Sharan, Blackie and Sahasi. For more information, please see our definitive proxy statement filed with the SEC on February 24, 2026 in connection with the Merger.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information regarding outstanding option awards held by our named executive officers as of December 31, 2025.

	Option Awards(1)					Stock Awards(1)
Name	Number of Securities Underlying Unexercised Options Exercisable #		Number of Securities Underlying Unexercised Options Unexercisable #	Options Exercise Price(2) $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #		Market Value of Shares or Units of Stock That Have Not Vested(3) $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $(3)
Sharat Sharan	—		—	—	—	166,667	(4)	1,326,669	—		—
	—		—	—	—	—		—	125,000	(5)	995,000
	—		—	—	—	—		—	125,000	(6)	995,000
	—		—	—	—	161,415	(7)	1,284,863	—		—
	—		—	—	—	—		—	322,830	(8)	2,569,727
	—		—	—	—	—		—	131,858	(9)	1,049,590
	460,000	(10)	—	13.33	12/11/2030	—		—	—		—
	99,836	(10)	—	2.00	3/15/2030	—		—	—		—
	313,794	(10)	—	1.23	3/15/2030	—		—	—		—
	427,950	(10)	—	1.35	12/21/2028	—		—	—		—
James Blackie	—		—	—	—	112,500	(11)	895,500	—		—
	—		—	—	—	—		—	25,000	(5)	199,000
	—		—	—	—	—		—	25,000	(6)	199,000
	—		—	—	—	—		—	40,000	(8)	318,400
	—		—	—	—	75,000	(12)	597,000	—		—
	—		—	—	—	—		—	14,678	(9)	116,837
	—		—	—	—	14,677	(13)	116,829	—		—
	141,000	(10)	—	13.33	12/11/2030	—		—	—		—
	89,271	(10)	—	2.00	1/16/2030	—		—	—		—
	22,916	(10)	—	1.23	1/16/2030	—		—	—		—
	222,588	(10)	—	1.79	12/9/2026			—	—		—
	35,696	(10)	—	0.99	12/9/2026	—		—	—		—
Jayesh Sahasi	—		—	—	—	132,188	(11)	1,052,216	—		—
	—		—	—	—	—		—	29,375	(5)	233,825
	—		—	—	—	—		—	29,375	(6)	233,825
	—		—	—	—	—		—	41,667	(8)	331,669
	—		—	—	—	78,125	(12)	621,875	—		—
	—		—	—	—	—		—	14,678	(9)	116,837
	—		—	—	—	14,677	(13)	116,829	—		—
	201,000	(10)	—	13.33	12/11/2030	—		—	—		—
	55,370	(10)	—	2.00	1/16/2030	—		—	—		—
	22,086	(10)	—	1.23	1/16/2030	—		—	—		—
	26,043	(10)	—	1.35	12/21/2028	—		—	—		—
(1)All of the outstanding option and stock awards were granted pursuant to our 2014 Stock Option Plan or 2021 Equity Incentive Plan, the terms of the plans are described below under “— Equity Incentive Plans.”

(2)All of the option awards were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant, as determined in good faith by our board of directors or compensation committee, subject to adjustment from time to time including for our June 2023 special dividend.
(3)The market values of the awards were calculated by multiplying the number of shares underlying the awards by $7.96, which was the closing price per share of our common stock as of December 31, 2025, the last trading day of 2025.
(4)The award vests in 12 equal quarterly installments beginning on June 27,2025, subject to the executive officer’s continuous service with us as of each such vesting date.
(5)The award vests in nine tranches and is subject to the achievement of specified financial performance targets and may be earned at levels ranging from 0% to 200% based on actual performance during the period from January 1, 2025 through December 31, 2025. Thirty-three percent of the earned units will vest on January 1, 2026, with the remaining earned units vesting in eight equal quarterly installments beginning in March 2026. Vesting of the award also subject to the executive officer’s continued service with us as of each such vesting date.
(6)The award vests when the average closing price of the Company’s common stock equals or exceeds specified target prices for 20 consecutive trading days during the performance period, which extends from the grant date through December 31, 2027. Vesting of the award also subject to the executive officer’s continued service with us as of each such vesting date.
(7)The award vests in 12 equal quarterly installments beginning on April 29, 2024, subject to the executive officer’s continuous service with us as of each such vesting date.
(8)The award vests in three tranches after each annual performance period ending December 31, 2024, December 31, 2025, and December 31, 2026, each in an amount equal to one-third of the target number of award multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the target award, with the maximum earned units capped at 125% for the first two performance periods. The maximum payout for the entire award is capped at 200% of the target award. This award is also subject to the executive officer’s continuous service with us through the end of each performance period.
(9)The award vests in three tranches after each annual performance period ending December 31, 2023, December 31, 2024, and December 31, 2025, each in an amount equal to one-third of the target number of award multiplied by a percentage determined by comparing the Company’s total stockholder return to a benchmark index during the performance period. The actual payout can range from 0% to 200% of the target award, with the maximum earned units capped at 125% for the first two performance periods. The maximum payout for the entire award is capped at 200% of the target award. This award is also subject to the executive officer’s continuous service with us through the end of each performance period.
(10)The option is fully vested.
(11)The award vests in 12 equal quarterly installments beginning on June 1, 2025, subject to the executive officer’s continuous service with us as of each such vesting date.
(12)The award vests in 12 equal quarterly installments beginning on June 1, 2024, subject to the executive officer’s continuous service with us as of each such vesting date.
(13)The award vests in 12 equal quarterly installments beginning on June 1, 2023, subject to the executive officer’s continuous service with us as of each such vesting date.
Employee Benefit and Equity Compensation Plans
2021 Equity Incentive Plan
In connection with our IPO, we adopted our 2021 Plan, effective in February 2021. We use it to provide incentives that will assist us to attract, retain, and motivate employees, including officers, consultants, and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance shares, and units and other cash-based or share-based awards. In addition, the 2021 Plan contains a mechanism through which we may adopt a deferred compensation arrangement in the future.
A total of 6,400,000 shares of our common stock were initially authorized and reserved for future issuance under the 2021 Plan. This reserve automatically increases on January 1, 2022 and each subsequent anniversary through 2031, by an amount equal to the smaller of:
•5.0% of the number of shares of common stock issued and outstanding on the immediately preceding December 31; and
•an amount determined by our board of directors.

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
The 2021 Plan generally will be administered by the compensation committee of our board of directors. Subject to the provisions of the 2021 Plan, the compensation committee will determine in its discretion the persons (other than the CEO and members of our board of directors) to whom and the times at which awards are granted, the sizes of such awards and all of their terms and conditions. The compensation committee will have the authority to construe and interpret the terms of the 2021 Plan and awards granted under it. The 2021 Plan provides, subject to certain limitations, for indemnification by us of any director, officer, or employee against all reasonable expenses, including attorneys’ fees, incurred in connection with any legal action arising from such person’s action or failure to act in administering the 2021 Plan.
During any year, no non-employee director may be granted one or more awards pursuant to the 2021 Plan which, taken together with any cash compensation paid to such non-employee director during such year, exceeds $1,000,000.
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
Awards may be granted under the 2021 Plan to our employees, including officers, directors, or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. All awards will be evidenced by a written agreement between us and the holder of the award and may include any of the following:
•Stock options. We may grant non-statutory stock options or incentive stock options (as described in Section 422 of the Code), each of which gives its holder the right, during a specified term (not exceeding ten years) and subject to any specified vesting or other conditions, to purchase a number of shares of our common stock at an exercise price per share determined by the administrator, which may not be less than the fair market value of a share of our common stock on the date of grant.
•Stock appreciation rights. A stock appreciation right (“SAR”), gives its holder the right, during a specified term (not exceeding ten years) and subject to any specified vesting or other conditions, to receive the appreciation in the fair market value of our common stock between the date of grant of the award and the date of its exercise. We may pay the appreciation in shares of our common stock or in cash.
•Restricted stock. The administrator may grant restricted stock awards either as a bonus or as a purchase right at a price determined by the administrator. Shares of restricted stock remain subject to forfeiture until vested, based on such terms and conditions as the administrator specifies. Holders of restricted stock will have the right to vote the shares and to receive any dividends paid, except that the dividends may be subject to the same vesting conditions as the related shares.
•Restricted stock units. Restricted stock units (“RSUs”), represent rights to receive shares of our common stock (or their value in cash) at a future date without payment of a purchase price, subject to vesting or other conditions specified by the administrator. Holders of RSUs have no voting rights or rights to receive cash dividends unless and until shares of common stock are issued in settlement of such awards. However, the administrator may grant RSUs that entitle their holders to dividend equivalent rights.
•Performance awards. Performance awards, consisting of either performance shares or performance units, are awards that will result in a payment to their holder only if specified performance goals are achieved during a specified performance period. The administrator establishes the applicable performance goals based on one or more measures of business performance, such as revenue, gross margin, net income or total stockholder return. To the extent earned, performance awards may be settled in cash, in shares of our common stock or a combination of both in the discretion of the administrator. Holders of performance shares or performance units have no voting rights or rights to receive cash dividends unless and until shares of common stock are issued in settlement of such awards. However, the administrator may grant performance shares that entitle their holders to dividend equivalent rights.
•Cash-based awards and other share-based awards. The administrator may grant cash-based awards that specify a monetary payment or range of payments or other share-based awards that specify a number or range of shares or units that, in either case, are subject to vesting or other conditions specified by the administrator. Settlement of these awards may be in cash or shares of our common stock, as determined by the administrator. Their holders will have no voting rights or right to receive cash dividends unless and until shares of our common stock are issued pursuant to the awards. The administrator may grant dividend equivalent rights with respect to other share-based awards.

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
2014 Stock Option Plan
Our 2014 Stock Option Plan (the “2014 Plan”), was originally adopted by our board of directors and approved by our stockholders in June 2014. As of December 31, 2025, we had options to purchase 4,246,682 shares of common stock outstanding under our 2014 Plan. In connection with the closing of our IPO, our board of directors terminated the 2014 Plan and will not grant any further awards under such plan, but the 2014 Plan will continue to govern outstanding awards granted thereunder. Our compensation committee administers the 2014 Plan and has the authority, among other things, to construe and interpret the terms of the 2014 Plan and awards granted thereunder.
Timing of Equity Awards
Our insider trading policy provides that option awards granted under our equity compensation plans must generally be granted (a) during open trading windows, and (b) more than four business days before, and more than one business day after, our release of earnings for the most recently completed fiscal period or filing with the SEC. The release of MNPI may not be timed or otherwise manipulated with the intent of affecting the value of an equity award.
401(k) Plan
We maintain a retirement savings plan (“401(k) Plan”), for the benefit of our eligible employees, including our named executive officers. Our 401(k) Plan is intended to qualify under Sections 401 of the Internal Revenue Code. Each participant in the 401(k) Plan may contribute up to the statutory limit of his or her pre-tax compensation. In addition, we can make discretionary matching contributions. All salary deferrals, rollovers and matching contributions are 100% vested when contributed. The 401(k) Plan provides for automatic salary deferrals of 3% of compensation with a 1% escalator each year. Participants are permitted to waive the automatic deferral provision.
Director Compensation
The following table presents the total compensation for each person who served as a non-employee member of our board of directors during the year ended December 31, 2025.

Name	Fee Earned or Paid in Cash ($)	Stock awards ($)(1)	Total ($)
Anil Arora(2)	99,750	168,832	268,582
Anthony Zingale(3)	56,000	168,832	224,832
Barry Zwarenstein(4)	82,579	168,832	251,411
Cynthia Paul(5)	50,000	168,832	218,832
Dominique Trempont(6)	85,000	168,832	253,832
Irwin Federman(7)	30,104	—	30,104
Ronald Mitchell(8)	53,750	168,832	222,582
Teresa Anania(9)	60,000	168,832	228,832
(1)The amounts disclosed represent the aggregate grant date fair value of equity awards granted during 2025 computed in accordance with ASC Topic 718, without regard to forfeitures. The assumptions used in calculating the grant date fair value of equity awards are set forth in Note 10 to our audited consolidated financial statements filed with our Annual

Report on Form 10-K for the year ended December 31, 2025. These amounts do not reflect the actual economic value that may be realized by the non-employee director.
(2)As of December 31, 2025, Mr. Arora had 31,855 RSUs outstanding.
(3)As of December 31, 2025, Mr. Zingale had 31,855 RSUs outstanding.
(4)As of December 31, 2025, Mr. Zwarenstein had 31,855 RSUs outstanding and held options to purchase 110,834 shares of our common stock, all of which were vested.
(5)As of December 31, 2025, Ms. Paul had 51,020 RSUs outstanding.
(6)As of December 31, 2025, Mr. Trempont had 31,855 RSUs outstanding and held options to purchase 53,131 shares of our common stock, all of which were vested.
(7)Mr. Federman did not stand for reelection at our 2025 annual meeting of stockholders and, accordingly, ceased serving on our board of directors in June 2025.
(8)As of December 31, 2025, Mr. Mitchell had 51,020 RSUs outstanding.
(9)As of December 31, 2025, Ms. Anania had 51,020 RSUs outstanding.
Our board of directors has adopted a non-employee director compensation policy that is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors (the “Non-Employee Director Compensation Policy”). We pay the annual fees set forth below to non-employee directors:

Annual Fee ($)
Member of the Audit Committee	10,000
Chair of the Audit Committee	25,000
Member of the Compensation Committee	6,000
Chair of the Compensation Committee	15,000
Member of the Nominating and Corporate Governance Committee	3,750
Chair of the Nominating and Corporate Governance Committee	10,000
Lead Independent Director	40,000
Annual Board Service Retainer	50,000
In addition, each new non-employee director who joins our board of directors automatically receives an RSU for common stock having a value of $450,000 based on the average fair market value of our common stock for the 20 trading days prior to and ending on the date of grant (the “Initial RSU”). Each Initial RSU will vest over three years, with one-third of the Initial RSU vesting on the first, second, and third anniversary of the date of grant. Moreover, on the date of each annual meeting of our stockholders, each person who is then a non-employee director will automatically receive an RSU for common stock having a value of $175,000 based on the average fair market value of the underlying common stock for the 20 trading days prior to and ending on the date of grant (the “Annual RSU”). Each Annual RSU will vest on the earlier of (i) the date of the following year’s annual meeting of our stockholders (or the date immediately prior to the next annual meeting of our stockholders if the non-employee director’s service as a director ends at such meeting due to the director’s failure to be re-elected or the director not standing for re-election); or (ii) the first anniversary of the date of grant. Vesting of Initial RSUs and Annual RSUs is subject to the non-employee director’s continuous service on each applicable vesting date. For each non-employee director who remains in continuous service with us until immediately prior to a “change of control” (as defined in our 2021 Equity Incentive Plan (the “2021 Plan”)), the shares subject to his or her then outstanding equity awards will become fully vested as of immediately prior to the change of control.
We will reimburse each non-employee director for ordinary, necessary, and reasonable out-of-pocket travel expenses to cover in-person attendance at, and participation in, meetings of our board of directors and any of its committees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table provides information on our equity compensation plans as of December 31, 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(1)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2)
Equity compensation plans approved by security holders	9,534,679	(3)	$8.01	(4)	4,594,200
Equity compensation plans not approved by security holders	—		—		—
Total	9,534,679		$8.01		4,594,200
(1)Consists of shares of our common stock issuable on exercise of options or vesting of restricted stock units under the 2014 Plan and the 2021 Plan. In February 2021, in connection with the IPO, we adopted the 2021 Plan, which serves as a successor to and continuation of the 2014 Plan.
(2)Includes 2,176,433 shares available for issuance under the 2021 Plan and 2,417,767 shares available for future issuance under the 2021 Employee Stock Purchase Plan (“ESPP”). The 2021 Plan provides for an annual automatic increase to the shares reserved for issuance on the first day of each calendar year in an amount equal to the lesser of 5% of the total number of shares issued and outstanding on December 31st of the preceding calendar year or a lesser number as determined by our board of directors continuing through January 2031. Pursuant to the automatic annual increase, 2,129,420 additional shares were reserved under the 2021 Plan on January 1, 2026. The ESPP also provides for an automatic increase to the shares reserved for issuance on the first day of each calendar year, continuing through January 1, 2031, by the lesser of (a) 1% of the total number of shares of our common stock issued and outstanding on December 31 of the preceding calendar year; (b) 1,300,000 shares of common stock, or (c) an amount determined by our board of directors. Pursuant to the automatic annual increase, 425,884 additional shares were reserved under the ESPP on January 1, 2026.
(3)Includes outstanding options to purchase 4,246,682 shares of common stock under the 2014 Plan; and outstanding options to purchase 13,905 shares of common stock, outstanding RSUs to acquire 4,066,970 shares of common stock upon settlement of RSUs and outstanding PSUs to acquire 1,207,122 shares of common stock under the 2021 Plan.
(4)As of December 31, 2025, the weighted-average exercise price of outstanding options under the 2014 Plan was $7.89, and the weighted-average exercise price of outstanding options under the 2021 Plan was $44.48. RSUs and PSUs, which do not have an exercise price, are excluded in the calculation of weighted-average exercise price.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding the beneficial ownership of our common stock as of January 5, 2026 unless stated otherwise, by:
•each of our named executive officers;
•each of our directors;
•all of our current directors and executive officers as a group; and
•each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares common stock.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock issuable upon the exercise, conversion or settlement of options, warrants, restricted stock units or other rights to acquire common stock that are currently exercisable, convertible or subject to settlement, or exercisable, convertible or subject to settlement within 60 days of January 5, 2026 are deemed to be outstanding and beneficially owned by the holder for the purpose of computing share and percentage ownership of that holder, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to the table below, and subject to community property laws where applicable, we believe the persons and entities named in the table below have sole voting and investment power with respect to all common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o ON24, Inc., 301 Howard Street, Suite 1100, San Francisco, California 94015. The percentage of shares beneficially owned is computed on the basis of 42,588,416 shares of common stock outstanding as of January 5, 2026.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares	%
5% and Greater Stockholders:
Lynrock Lake L.P.(1)	8,293,974	19.5
Indaba Capital Management L.P.(2)	4,240,256	10.0
BlackRock, Inc.(3)	2,742,140	6.4
Named Executive Officers and Directors:
Sharat Sharan(4)	4,596,057	10.4
James Blackie(5)	830,332	1.9
Jayesh Sahasi(6)	797,026	1.9
Anil Arora	126,048	*
Anthony Zingale	105,410	*
Barry Zwarenstein	233,565	*
Cynthia Paul(1)(7)	8,384,049	19.7
Dominique Trempont	297,665	*
Ronald Mitchell	90,075	*
Teresa Anania	90,075	*
All executive officers and directors as a group (11 persons)	15,911,706	35.1
* Represents beneficial ownership of less than 1%.
(1)Number of shares based solely on information reported on Schedule 13D/A filed with the SEC on December 31, 2025. Lynrock Lake Master Fund LP (“Lynrock Fund”) directly held such shares. Lynrock Lake LP (the "Investment Manager") is the investment manager of Lynrock Fund, and pursuant to an investment management agreement, has been delegated full voting and investment power over the shares held by Lynrock Fund. Cynthia Paul, a member of our board of directors, is the Chief Investment Officer of the Investment Manager and Sole Member of Lynrock Lake Partners LLC, the general partner of the Investment Manager, and may be deemed to exercise voting and investment power over the shares held by Lynrock Fund. The address of the foregoing entities is c/o Lynrock Lake LP 2 International Drive, Suite 130, Rye Brook, New York 10573.
(2)Number of shares based solely on information reported on Schedule 13D/A filed with the SEC on December 31, 2025. Indaba Capital Fund, L.P. (the “Fund”) is a private investment fund and directly held 4,240,256 common shares. Indaba Capital Management, L.P. is the investment manager of the Fund and has been delegated by the Fund and its general partner all voting and investment power over the shares directly held by the Fund. The address of Indaba Capital Management, L.P. is One Letterman Drive, Building D, Suite DM 700, San Francisco, California 94129.
(3)Number of shares based solely on information reported on Form 13F-HR filed with the SEC on November 10, 2025. Blackrock, Inc. (“Blackrock”) has sole voting power with respect to 2,667,692 shares. The address of Blackrock is 50 Hudson Yards, New York, NY 10001.
(4)Consists of (i) 3,169,477 shares of common stock held directly by Sharat Sharan, (ii) 1,301,580 shares of common stock issuable upon exercise of options exercisable within 60 days of January 5, 2026 held directly by Mr. Sharan, and (iii) 125,000 shares issuable upon settlement of RSUs vesting, subject to time-based and stock-price performance-based vesting conditions, within 60 days of January 5, 2026 held directly by Mr. Sharan.
(5)Consists of (i) 251,684 shares of common stock held directly by James Blackie, (ii) 511,471 shares of common stock issuable upon exercise of options exercisable within 60 days of January 5, 2026 held directly by Mr. Blackie, and (iii) 42,177 shares issuable upon settlement of RSUs vesting within 60 days of January 5, 2026 held directly by Mr. Blackie, and (iv) 25,000 shares issuable upon settlement of RSUs vesting within 60 days of January 5, 2026, subject to time-based and stock-price performance-based vesting conditions, held directly by Mr. Blackie.
(6)Consists of (i) 418,162 shares of common stock held directly by Jayesh Sahasi and (ii) 304,499 shares of common stock issuable upon exercise of options exercisable within 60 days of January 5, 2026 held directly by Mr. Sahasi, and (iii) 44,990 shares issuable upon settlement of RSUs vesting within 60 days of January 5, 2026 held directly by Mr. Sahasi, and (iv) 29,375 shares issuable upon settlement of RSUs vesting within 60 days of January 5, 2026, subject to time-based and stock-price performance-based vesting conditions, held directly by Mr. Sahasi.
(7)Consists of (i) the shares described in note (1), and (ii) 90,075 shares held directly by Cynthia Paul.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons
Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction.
Related Party Transactions
Consulting Agreement
InfoHorizon, LLC provides information technology software development to us. Nitin Jain, the brother-in-law of our executive officer Jayesh Sahasi, is the chief executive officer of InfoHorizon, LLC. For the years ended December 31, 2025, 2024 and 2023, we recorded $2.8 million, $2.6 million and $2.7 million, respectively, in research and development expense on in our consolidated statement of operations.
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
Director Independence
Our board of directors has determined that each member of our board of directors, except Sharat Sharan, is an “independent director,” as defined under the rules of the NYSE and the SEC. In making this determination, our board of directors applied the standards set forth under Rule 10A-3 of the Exchange Act and related SEC and NYSE rules. Our board of directors considered all relevant facts and circumstances known to it in evaluating the independence of these directors, including their current and historical employment, any compensation we have paid to them, any transactions we have had with them, their beneficial ownership of our capital stock, their ability to exert control over us, all other material relationships they have had with us and the same facts with respect to their immediate families.
The composition and functioning of our board of directors and each of our committees complies with all applicable requirements of the NYSE and the rules and regulations of the SEC.

Item 14. Principal Accountant Fees and Services.
Fees Paid to the Independent Registered Public Accounting Firm
The following table summarizes the fees of KPMG LLP, our independent registered public accounting firm, billed to us in each of the last two fiscal years for audit services and for other services:

Fee Category	2025	2024
Audit Fees(1)	$1,274,000	$1,320,693
Audit-Related Fees~~(~~2)	25,000	—
Tax Fees(3)	39,407	51,881
All Other Fees	—	—
Total	$1,338,407	$1,372,574

(1)Audit fees consist of fees for the audit of our annual financial statements, the review of our quarterly financial statements and other professional services provided in connection with regulatory filings.
(2)Audit-related fees consists of fees for the due diligence services performed in connection with the proposed Merger.
(3)Tax fees consist of fees for tax compliance services.
Pre-Approval Policies and Procedures
Our audit committee generally pre-approves all audit and non-audit services prior to such services being performed by the independent registered public accounting firm. Before engaging an independent registered public accountant firm to render audit or non-audit services, the engagement is approved by our audit committee or the engagement to render services is entered into pursuant to pre-approval policies and procedures established by the audit committee.
PART IV
Item 15 . Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Amendment:
1.No financial statements are filed with this Amendment. See Item 8 to the Original Report.
2.No schedules are filed with this Amendment. Such schedules are not required, not applicable, or are contained in Item 8 to the Original Report.
3.The following exhibits are filed with or incorporated by reference in this Amendment as stated below:

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report

3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-39965	3.1	8/9/2023
3.2	Amended and Restated Bylaws.	8-K	001-39965	3.2	2/8/2021
4.1	Description of Capital Stock.	10-K	001-39965	4.1	3/30/2021
10.1+	ON24, Inc. 2014 Stock Option Plan, as amended, and form of stock option agreement thereunder.	S-1	333-251967	10.2	1/8/2021
10.2+	ON24, Inc. 2021 Equity Incentive Plan and form of stock option agreement and form of restricted stock units agreement thereunder.	10-K	001-39965	10.3	3/30/2021
10.3+	ON24, Inc. 2021 Employee Stock Purchase Plan.	S-1	333-251967	10.4	1/8/2021
10.4+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-251967	10.5	1/8/2021
10.5+	Form of Offer Letter between the Registrant and certain of its executive officers.	S-1	333-251967	10.6	1/8/2021
10.6+	Tenth Amended and Restated Investors’ Rights Agreement, dated April 12, 2019, by and among the Registrant and certain of its stockholders.	S-1	333-251967	10.7	1/8/2021
10.7+	Form of Executive Severance Agreement.	S-1	333-251967	10.8	1/8/2021
10.8	Office Lease Agreement, dated January 2, 2018, by and between the Registrant and 50 Beale Street, LLC.	S-1	333-251967	10.9	1/8/2021
10.9*	Third Amendment to Sixth Amended & Restated Loan and Security Agreement, dated August 22, 2024, by and between the Registrant and Comerica Bank.	10-Q	001-39965	10.1	11/12/2024
10.10	Second Amendment to Sixth Amended and Restated Loan and Security Agreement, dated April 25, 2023 by and between the Registrant and Comerica Bank.	10-Q	001-39965	10.1	5/10/2023
10.11	First Amendment to Sixth Amended and Restated Loan and Security Agreement, dated February 11, 2022, by and between the Registrant and Comerica Bank.	10-K	001-39965	10.10	3/14/2022
10.12*	ON24, Inc. Sixth Amended and Restated Loan and Security Agreement.	10-Q	001-39965	10.1	11/12/2021
10.13	Fifth Amended and Restated Loan and Security Agreement, dated January 16, 2019, by and between the Registrant and Comerica Bank.	S-1	333-251967	10.10	1/8/2021
10.14	Consulting Agreement, dated July 1, 2010, by and between the Registrant and InfoHorizon, LLC, and the related Statement of Work Number One, dated July 1, 2010.	S-1	333-251967	10.11	1/8/2021
10.15	Non-Employee Director Compensation Policy.	10-Q	001-39965	10.1	8/9/2023
10.16+	Continuing Employment Letter, dated January 21, 2021, between the Registrant and Sharat Sharan.	S-1/A	333-251967	10.13	1/25/2021
10.17+	Form of Performance Unit Agreement	8-K	001-39965	10.1	12/30/2022
10.18	Agreement and Plan of Merger	8-K	001-39965	2.1	12/30/2025
19	Insider Trading Policy	10-K	001-39965	19	3/12/2026
21.1	List of Subsidiaries of the Registrant.	10-K	001-39965	21.1	3/12/2026
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	10-K	001-39965	23.1	3/12/2026
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2
Certification of Principal Financial and Accounting Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39965	32.1	3/12/2026
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39965	32.2	3/12/2026
97.1	ON24, Inc. Policy for Recovery of Incentive Compensation, adopted October 24, 2023.	10-K	001-39965	97.1	3/14/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

†	Indicates a management contract, compensatory plan or compensation policy.
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

ON24, Inc.

Date: March 27, 2026	By:	/s/ Sharat Sharan
Sharat Sharan
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: March 27, 2026	By:	/s/ Steven Vattuone
Steven Vattuone
Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

s/ Sharat Sharan	President, Chief Executive Officer and Director	March 27, 2026
Sharat Sharan	(Principal Executive Officer)

/s/ Steven Vattuone	Chief Financial Officer	March 27, 2026
Steven Vattuone	(Principal Financial and Accounting Officer)

*	Director	March 27, 2026
Teresa Anania

*	Director	March 27, 2026
Anil Arora

*	Director	March 27, 2026
Ronald Mitchell

*	Director	March 27, 2026
Cynthia Paul

*	Director	March 27, 2026
Dominique Trempont

*	Director	March 27, 2026
Anthony Zingale

*	Director	March 27, 2026
Barry Zwarenstein

By:	/s/ Sharat Sharan
Sharat Sharan
Attorney-in-Fact